Form 10-Q
period 2005-04-02
American Tire Distributors Holdings, Inc.
filed 2005-05-16
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

A Delaware Corporation	IRS Employer Identification No. 59-3796143

12200 Herbert Wayne Court

Suite 150

Huntersville, North Carolina 28078

(704) 992-2000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at May 16, 2005: 1,000,000

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets—As of April 2, 2005 (unaudited) for the Successor and January 1, 2005 for the Predecessor	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarters Ended April 2, 2005 and April 3, 2004 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited)—For the Quarter Ended April 2, 2005	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—For April 2, 2005 for the Successor and for the Quarters Ended April 2, 2005 and April 3, 2004 for the Predecessor	7
	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 6.	Exhibits	35

	Signatures	36

Cautionary Statements on Forward-Looking Information

This Form 10-Q contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” in our Registration Statement on Form S-4 filed on May 13, 2005.

P ART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	Successor April 2, 2005	Predecessor January 1, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,578	$3,334
Restricted cash	30,506	—
Accounts receivable, net of allowance for doubtful accounts of $1,102 and $1,587	139,281	130,683
Inventories	238,122	220,778
Deferred income taxes	20,693	8,890
Income tax receivable	17,473	—
Other current assets	30,488	18,961

Total current assets	480,141	382,646

Property and equipment, net	25,691	24,160
Goodwill, net	355,646	121,910
Other intangible assets, net	241,247	13,527
Deferred income taxes	—	6,887
Other assets	37,779	7,165

Total assets	$1,140,504	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$247,785	$215,706
Accrued expenses	25,122	30,781
Current maturities of long-term debt	32,100	2,439

Total current liabilities	305,007	248,926

Long-term debt (Note 11)	502,797	231,480
Deferred income taxes	81,815	—
Other liabilities	8,850	8,589
Redeemable preferred stock (Note 12)	19,404	9,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock (Note 13)	—	55,854
Predecessor common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding (Note 14)	—	52
Successor common stock (Note 14)	10	—
Additional paid-in capital	217,990	23,030
Warrants	4,631	1,352
Accumulated deficit	—	(22,523)

Total stockholders’ equity	222,631	57,765

Total liabilities and stockholders’ equity	$1,140,504	$556,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Predecessor Quarters Ended
	April 2, 2005	April 3, 2004
Net sales	$354,339	$301,366
Cost of goods sold	290,488	243,796

Gross profit	63,851	57,570
Selling, general and administrative expenses	52,653	44,375
Transaction expenses	28,211	—

Operating income (loss)	(17,013)	13,195
Other income (expense):
Interest expense	(3,682)	(3,494)
Other, net	(252)	(303)

Income (loss) from operations before income taxes	(20,947)	9,398
Provision (benefit) for income taxes	(6,620)	3,759

Net income (loss)	$(14,327)	$5,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolid ated Statement of Stockholders’ Equity

(Unaudited)

(dollars in thousands, except share amounts)

	Preferred Stock (Note 13)		Common Stock (Note 14)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Predecessor balance, January 1, 2005	10,970,926	$55,854	5,161,917	$52	$23,030	$1,352	$(22,523)	$57,765
Net loss	—	—	—	—	—	—	(14,327)	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	(360)	—
Dividends on preferred stock Series D	—	867	—	—	—	—	(867)	—
Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	38,077	(43,438)
Issuance of common stock	—	—	1,000,000	10	211,490	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	6,500

Successor balance, April 2, 2005	—	$—	1,000,000	$10	$217,990	$4,631	$—	$222,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Successor	Predecessor
		Quarters Ended
	April 2, 2005	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$5,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	—	1,738	1,152
Amortization of other assets	—	232	266
Provision for doubtful accounts	—	279	237
Provision for obsolete inventory	—	332	(200)
Provision for deferred income taxes	—	—	889
Stock-based compensation expense	—	8,584	—
Change in operating assets and liabilities:
Accounts receivable	—	(8,541)	(22,061)
Inventories	—	(12,984)	(3,265)
Other current assets	(6,125)	(9,222)	(1,216)
Accounts payable and accrued expenses	(23,598)	46,007	28,773
Other, net	(2,000)	(1,742)	(180)

Net cash provided by (used in) operating activities	(31,723)	10,356	10,034

Cash flows from investing activities:
Purchase of property and equipment	—	(1,574)	(915)
Proceeds from sale of property and equipment	—	236	7
Acquisition	(436,956)	—	—
Other	—	(100)	—

Net cash used in investing activities	(436,956)	(1,438)	(908)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(21,959)	(8,451)	7,269
Payments of other long-term debt	—	(1,460)	(14,925)
Payments of deferred financing costs	(35,484)	—	(1,282)
Series A preferred stock redemption	(4,800)	(700)	(500)
Proceeds from issuance of common stock	211,500	1,862	—
Proceeds from issuance of long-term debt	330,003	—	—
Proceeds from issuance of preferred stock	15,369	—	—
Proceeds from issuance of warrants	4,631	—	—
Change in restricted cash	(30,506)	—	—

Net cash provided by (used in) financing activities	468,754	(8,749)	(9,438)

Net increase (decrease) in cash and cash equivalents	75	169	(312)
Cash and cash equivalents, beginning of period	3,503	3,334	3,326

Cash and cash equivalents, end of period	$3,578	$3,503	$3,014

Supplemental disclosures of cash flow information—
Cash payments for interest	$—	$3,944	$2,552

Cash payments for taxes, net	$—	$247	$505

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$—	$1,338	$1,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Am erican Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company” or the “Successor”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries or the “Predecessor” constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment.

2. Basis	of Presentation:

On March 31, 2005, pursuant to an Agreement and Plan of Merger, dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, a Delaware corporation, ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD, a Delaware corporation; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings (see Note 3 for further information).

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price of the Acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. This allocation is preliminary and includes a number of estimates which, upon further evaluation, may require modification. Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of ATD and its subsidiaries (the “Predecessor” company) and the period starting on April 2, 2005 reflects the financial position and changes in financial position of Holdings and its subsidiaries (the “Successor” company). For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor company’s condensed consolidated statement of operations. Cash flow activity for the three day period from March 31, 2005 through April 2, 2005 is included in the Predecessor company’s condensed consolidated statement of cash flows except for cash flow activity related to the Merger which is shown in the Successor company’s condensed consolidated statement of cash flows. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three day period from March 31, 2005 through April 2, 2005.

During third quarter 2004, ATD completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and Target Tire, Inc. (“Target Tire”). These acquisitions have been accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the Registration Statement on Form S-4 and the financial statements and notes included therein. The results of operations for the quarter ended April 2, 2005 are subject to year-end audit and adjustments, and are not necessarily indicative of the operating results for the full fiscal year.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 2, 2005 and April 3, 2004 contain operating results for 13 weeks and 14 weeks, respectively.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Acquisition:

On March 31, 2005, pursuant to an Agreement and Plan of Merger, dated as of February 4, 2005 and amended and restated on March 7, 2005, and in exchange for an aggregate purchase price of $710.0 million, less the amount of ATD’s net debt at January 1, 2005 and certain dividends payable to holders of its preferred stock, its transaction expenses and certain payments to its management, MergerSub, a subsidiary of Holdings, merged into ATD. In connection with the Merger, all of ATD’s existing redeemable preferred stock was either redeemed or exchanged for redeemable preferred stock of Holdings and each holder of shares of ATD’s common stock received a portion of the merger consideration. To the extent that any existing holder of options or warrants to acquire shares of ATD’s common stock did not exercise such options or warrants prior to the effective time of the Merger, such holder was paid an amount in cash equal to $18.83 per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. ATD continued as the surviving corporation with Holdings as its sole stockholder.

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”), certain co-investors and members of management contributed $238.0 million to the equity of Holdings through the purchase of common and 8% cumulative mandatorily redeemable preferred stock of Holdings and warrants to acquire shares of Holdings common stock;

•	Holdings issued $4.0 million of Series B preferred stock in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	ATD amended and restated its credit facility, which consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed its existing Series A preferred stock and holders of its Series C and D preferred stock received merger consideration on a common stock equivalent basis;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million upon redemption, plus accrued interest through the redemption date; the Series D senior notes were discharged at closing;

•

Fees of $35.5 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as assets in the Successor balance sheet and will be amortized over the life of the respective debt. The Company is reviewing these fees to ensure that for accounting purposes they are properly allocated to debt issuance costs or direct acquisition costs. This allocation affects the amount of future interest expense relating to the amortization of debt issuance costs whereas direct acquisition costs result in additional goodwill that is not amortized;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment has been deferred and will be amortized pursuant to the terms of the agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.6 million were paid, all of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

The proceeds from the equity contributions, the notes issued, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the merger agreement.

The Acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of Acquisition. This allocation is preliminary and includes a number of estimates, which, upon further evaluation, may require modification. The preliminary allocation of the purchase price is as follows (in thousands):

Aggregate enterprise value	$710,000
Transaction costs	557

Purchase price	710,557
Add: Liabilities assumed	272,733
Less: Net tangible assets as of the date of acquisition	(463,425)

Excess of purchase price over net tangible assets acquired	$519,865

Preliminary allocation of excess purchase price:
Customer lists, noncompete agreements and trademarks (a)	$241,247
Goodwill	355,646
Cash received for interest on Series D senior notes (b)	357
Inventory step-up	4,692
Deferred tax liability (c)	(90,621)
Deferred tax asset (d)	10,113
Fair value adjustment to post retirement medical obligation	(1,569)

Total excess purchase price allocation	$519,865

(a)	Represents the Company’s preliminary assessment of the fair value of its identified intangible assets. The intangible assets represent (i) customer lists of $201,367 (amortized over 15 years), (ii) trademarks, technology and intellectual property of $39,267 (amortized over 3-15 years) and, (iii) noncompete agreements of $613 (amortized over 3-5 years). These allocations may change based on an independent appraisal that the Company expects to receive prior to the end of the fourth quarter.

(b)	Reflects cash received for the payment of interest to be accrued on the Series D senior notes through the redemption date (see Note 11 for further information).

(c)	Reflects the deferred tax liability associated with the identified intangible assets ($241,247) less existing tax deductible intangibles of $13,125 plus the deferred tax liability associated with the fair value of post retirement medical benefits obligations of $1,569, assuming a historical effective tax rate of 40%.

(d)	Represents the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from tax deductions that resulted from the Acquisition.

Transaction Expenses

The Predecessor company’s condensed consolidated statement of operations for the quarter ended April 2, 2005 includes the following transaction expenses relating to the Acquisition, some of which are discussed above (in thousands):

Seller transaction fees	$8,079
Accrued transaction bonuses and other related change in control payments	11,431
Stock-based compensation expense (a)	8,584
Other acquisition related expenses	117

Total transaction expense	$28,211

(a)	Represents compensation expense recorded due to the acceleration of certain management stock option vesting schedules (see Note 7).

4. Restricted Cash:

As of April 2, 2005, the Company had restricted cash of $30.5 million relating to funds irrevocably deposited at Wachovia Bank, N.A. to pay the redemption price on the Series D senior notes plus accrued interest to the redemption date (see Note 11).

5. Goodwill and Other Intangible Assets:

The Acquisition was accounted for as a purchase, in accordance with the provisions of SFAS No. 141, “Business Combinations.” Accordingly, the purchase price of the acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. These estimates are preliminary and are based upon information that was available to management at the time these financial statements were prepared. The purchase price allocations may change based on the Company’s final valuations, some of which will be based on third party appraisals. The Company fully expects to complete these valuations and the final allocation of the purchase price by the fourth quarter of 2005. As of April 2, 2005, the Company has recorded goodwill of $355.6 million, of which approximately $35.2 million is deductible for income tax purposes.

Other intangible assets, which represent customer lists, trademarks and noncompete agreements, are being amortized on a straight-line basis over their estimated useful life as shown in the tables below. The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets at April 2, 2005 and January 1, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	Successor April 2, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$201,367	$—
Noncompete agreements	3-5	613	—
Trademarks	3-15	39,267	—

Total amortizable intangible assets		$241,247	$—

Predecessor Company

	Estimated Useful Life (years)	Predecessor January 1, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$12,272	$333
Noncompete agreements	5-7	2,789	2,059
Trademarks	5-15	1,613	755

Total amortizable intangible assets		$16,674	$3,147

The Successor company’s estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $12.4 million for the remaining nine months in 2005, $16.6 million in 2006, $16.3 million in 2007, $16.0 million in 2008, and $16.0 million in 2009.

6. Recently Issued Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company is currently accounting for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. The Company is in the process of evaluating the impact the requirements of this statement will have on its consolidated financial statements.

7. Stock Options:

As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with APB No. 25 and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. In anticipation of the Merger, vesting of certain stock options was accelerated during the first quarter of 2005. Accordingly, the Company recorded approximately $8.6 million in compensation expense during first quarter 2005 for the excess of the fair value of the common stock over the exercise price of the related option. The $8.6 million of compensation expense is included in transaction expenses in the accompanying condensed consolidated statements of operations. The accompanying condensed consolidated statements of operations do not include any additional compensation expense for first quarter 2005 or any compensation expense for first quarter 2004 as the exercise price of all stock options represented the estimated fair value of the underlying common stock at the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123, but is required to provide certain pro forma disclosures, which are presented below.

The following information is presented as if the Predecessor company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarter Ended
	April 2, 2005	April 3, 2004
	(Unaudited)	(Unaudited)
Net income (loss), as reported	$(14,327)	$5,639
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	—	(262)

Pro forma net income (loss)	$(14,327)	$5,377

During first quarter 2004, the Predecessor company granted options for 268,226 shares with an exercise price of $4.25. The weighted average fair value of options granted during first quarter 2004 estimated on the date of grant using the Black-Scholes option pricing model was $1.40. The fair value of options granted in first quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98%, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility.

On March 31, 2005, as a result of the Acquisition, all ATD stock options that were already vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition—see below) were converted into the right to receive the excess of $18.83 per share over the exercise price of each of the options. As a consequence, subsequent to the March 31, 2005 transaction date, all options to purchase previously existing ATD common stock ceased to exist and the existing stock option plans were terminated.

In connection with the Acquisition, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 91,747 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. All incentive stock options expire 10 years from the date of grant and all non-qualified options expire 10 years and 30 calendar days from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders’ agreement to be entered into by each recipient. In connection with the Merger, on March 31, 2005 the Company granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase common stock under the previously existing ATD stock option plan, non-qualified options to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options of $6.5 million is recorded in stockholders’ equity in the accompanying condensed consolidated statement of stockholders’ equity. All options granted under the 2005 Plan are vested as of April 2, 2005.

8. Shipping and Handling Costs:

Certain company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $17.9 million and $15.9 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

9. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of the Company’s inventories are held as collateral under the revolving credit facility (“Revolver”).

As part of the preliminary purchase price allocation, the carrying value of the inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this increase will increase cost of goods sold and thereby reduce gross profit and gross margins in future periods as that inventory is sold which the Company expects to occur substantially prior to the end of second quarter 2005.

10. Income Taxes:

As part of the Merger, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor company’s condensed consolidated balance sheet as of April 2, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million reflects the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to the deductions that can be carried back two years for federal income tax purposes. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, the Company has not established a valuation allowance against the deferred tax asset. This evaluation considered the historical and long-term expected profitability of the Company. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording a valuation allowance against the deferred tax assets.

As part of the preliminary purchase price allocation, the Successor company’s condensed consolidated balance sheet as of April 2, 2005 includes a net non-current deferred tax liability of $81.8 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible identified intangible assets that were recorded during the preliminary purchase price allocation less existing tax deductible intangibles, assuming a historical effective tax rate (see Note 3).

11. Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at April 2, 2005 and January 1, 2005 (in thousands):

	Successor	Predecessor
	April 2, 2005	January 1, 2005
	(Unaudited)
Revolving credit facility	$155,655	$186,065
Series D Senior Notes	29,077	28,600
Senior Discount Notes	40,003	—
Senior Notes	150,000	—
Senior Floating Rate Notes	140,000	—
Capital lease obligations	14,630	14,787
Other	5,532	4,467

	534,897	233,919
Less—Current maturities	(32,100)	(2,439)

	$502,797	$231,480

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 2, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. The Revolver expires March 31, 2010.

Series D Senior Notes

On March 31, 2005, ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% Senior Notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of $0.5 million upon redemption, plus accrued interest through the redemption date. In connection with the Merger and on the date thereof, the Company irrevocably deposited with Wachovia Bank, N.A., the trustee under the related indenture, funds sufficient to pay the redemption price on the redemption date plus accrued interest. Accordingly, the redemption price for the Series D Senior Notes is classified in current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of April 2, 2005. Pursuant to the terms of the indenture, the indenture (subject to certain exceptions specified therein) has ceased to be of any further effect and the trustee has acknowledged satisfaction and discharge of the indenture.

Senior Discount Notes

In connection with the Merger, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity in order to generate net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest will accrue on the Senior Discount Notes. Instead, the accreted value of the Senior Discount Notes will accrete at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity, on April 1, 2007. Thereafter, interest on the Senior Discount Notes will accrue at a rate of 13% per annum and will be payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. Interest on the Senior Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 1, 2007.

The Senior Discount Notes will not be redeemable at the option of Holdings prior to April 1, 2007. Thereafter, the Senior Discount Notes will be subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest (if after April 1, 2007). In addition, at any time and from time to time, prior to April 1, 2007, Holdings may redeem up to 35% of the original aggregate principal amount at maturity of the Senior Discount Notes at a redemption price of 113.0% of the accreted value thereof, plus accrued and unpaid additional interest thereon, if any, to the redemption date (subject to the right of holders on the relevant record date to receive additional interest due on the relevant interest payment date), with the net cash proceeds of a public offering of common stock of Holdings; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount at maturity of the Senior Discount Notes issued and (b) the original aggregate principal amount at maturity of any additional Senior Discount Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering.

Senior Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon of 10 ¾% and will mature on April 1, 2013. The Senior Notes will not be redeemable at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

In addition, at any time and from time to time, prior to April 1, 2008, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Notes issued and (b) the original aggregate principal amount of any additional Senior Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering.

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes will be 9.34% beginning on March 31, 2005 and ending July 1, 2005. The Senior Floating Rate Notes will not be redeemable at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

In addition, at any time and from time to time, prior to April 1, 2007, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 100% of the principal amount thereof, plus a premium per $1,000 amount of such notes equal to the then-current interest rate on the Senior Floating Rate Notes (expressed as a percentage) multiplied by $1,000, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Floating Rate Notes issued and (b) the original aggregate principal amount of any additional Senior Floating Rate Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering.

Capital Lease Obligations

As of April 2, 2005, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of ATD’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Debt Maturities

Aggregate annual maturities of long-term debt at April 2, 2005, are as follows (in thousands):

Year Ending December:
2005 (remainder)	$31,473
2006	2,632
2007	886
2008	57
2009	62
Thereafter	499,787

$534,897

Derivative Instruments

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 2, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $1.0 million and $0.8 million at April 2, 2005 and January 1, 2005, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Company recorded a reduction in interest expense of $0.2 million for the quarter ended April 2, 2005 and additional interest expense of $0.1 million for the quarter ended April 3, 2004.

12. Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share amounts):

	Successor April 2, 2005	Predecessor January 1, 2005
	(Unaudited)
Redeemable preferred stock Series A—4% cumulative; 7,000 shares authorized; 0 and 5,500 shares issued and outstanding, respectively	$—	$5,500
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	15,369	—

Total redeemable preferred stock	$19,404	$9,535

In January 2005, the Predecessor company redeemed 700 shares of the Series A preferred stock for $0.7 million. In connection with the Merger and on the date thereof, the Company redeemed the remaining 4,800 shares of Series A preferred stock for $4.8 million.

In connection with the Merger and on the date thereof, Holdings issued $4.0 million of Series B preferred stock in exchange for the Predecessor company’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor company’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount will be recorded as interest expense prospectively. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. In addition, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Class A common stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund’s general partner.

13. Preferred Stock:

The following table presents the Company’s issued and outstanding preferred stock (dollars in thousands):

	Successor April 2, 2005	Predecessor January 1, 2005
	(Unaudited)
Preferred stock Series C—12% cumulative; 1,333,334 shares authorized, issued and outstanding	$—	$17,400
Preferred stock Series D—12% cumulative; 9,637,592 shares authorized, issued and outstanding	—	38,454

Total preferred stock	$—	$55,854

In connection with the Merger, all outstanding shares of the Series C and Series D preferred stock were redeemed and the holders received merger consideration on a common stock equivalent basis (see Note 3 for further information).

14. Common Stock:

Successor Company

The following table presents the Successor company’s issued and outstanding common stock (dollars in thousands, except per share amounts):

Successor April 2, 2005
(Unaudited)
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,172 shares issued and outstanding	$7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,328 shares issued and outstanding	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—

Total common stock	$10

Predecessor Company

In connection with the completion of the Merger, each of the outstanding common shares of ATD were converted into the right to receive cash consideration of $18.83 per share (see Note 3 for further information).

15. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of April 2, 2005, total obligations of the Company as guarantor on these leases is approximately $11.0 million extending over 14 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $10.4 million. A provision has been made for the net present value of the estimated shortfall.

Legal Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition or results of operations.

16.    Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Predecessor company for periods prior to April 2, 2005 and the financial position and cash flows of the Successor company beginning on April 2, 2005.

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes of $51.5 million in aggregate principal amount at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•	Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

•	Series D Senior Notes of $28.6 million in aggregate principal amount issued by ATD are guaranteed on a full, unconditional and joint and several basis by all of its direct subsidiaries, each of which is wholly-owned (Subsidiary Guarantors). Parent Company (Holdings) is not a guarantor on the Series D Senior Notes.

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed consolidating balance sheets as of April 2, 2005 for the Successor company and January 1, 2005 for the Predecessor company, are as follows:

	Successor As of April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75	$3,338	$165	$—	$3,578
Restricted cash	—	30,506	—	—	30,506
Accounts receivable, net	—	98,486	40,795	—	139,281
Inventories	—	157,161	80,961	—	238,122
Other current assets	278	67,714	662	—	68,654

Total current assets	353	357,205	122,583	—	480,141

Property and equipment, net	—	20,572	5,119	—	25,691
Goodwill and other intangible assets, net	—	596,292	601	—	596,893
Investment in subsidiaries	280,622	108,785	—	(389,407)	—
Other assets	2,204	34,985	590	—	37,779

Total assets	$283,179	$1,117,839	$128,893	$(389,407)	$1,140,504

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$247,718	$67	$—	$247,785
Accrued expenses	—	22,813	2,309	—	25,122
Current maturities of long-term debt	—	32,008	92	—	32,100
Intercompany payables (receivables)	1,141	(14,645)	13,504	—	—

Total current liabilities	1,141	287,894	15,972	—	305,007

Long-term debt	40,003	462,774	20	—	502,797
Deferred income taxes	—	81,815	—	—	81,815
Other liabilities	—	4,734	4,116	—	8,850
Redeemable preferred stock	19,404	—	—	—	19,404
Stockholders’ equity:
Intercompany investment	—	280,622	108,785	(389,407)	—
Preferred stock	—	—	—	—	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	—	—	—	—	—

Total stockholders’ equity	222,631	280,622	108,785	(389,407)	222,631

Total liabilities and stockholders’ equity	$283,179	$1,117,839	$128,893	$(389,407)	$1,140,504

	Predecessor As of January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,509	$825	$—	$3,334
Accounts receivable, net	—	91,889	38,794	—	130,683
Inventories	—	142,889	77,889	—	220,778
Other current assets	—	26,638	1,213	—	27,851

Total current assets	—	263,925	118,721	—	382,646

Property and equipment, net	—	18,706	5,454	—	24,160
Goodwill and other intangible assets, net	—	50,977	84,460	—	135,437
Investment in subsidiaries	—	123,096	—	(123,096)	—
Other assets	—	13,258	794	—	14,052

Total assets	$—	$469,962	$209,429	$(123,096)	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,305	$5,401	$—	$215,706
Accrued expenses	—	26,648	4,133	—	30,781
Current maturities of long-term debt	—	2,359	80	—	2,439
Intercompany payables (receivables)	—	(72,246)	72,246	—	—

Total current liabilities	—	167,066	81,860	—	248,926

Long-term debt	—	231,455	25	—	231,480
Other liabilities	—	4,141	4,448	—	8,589
Redeemable preferred stock	—	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	—	108,785	(108,785)	—
Preferred stock	—	55,854	—	—	55,854
Common stock	—	52	—	—	52
Additional paid-in capital	—	23,030	—	—	23,030
Warrants	—	1,352	—	—	1,352
Accumulated deficit	—	(22,523)	14,311	(14,311)	(22,523)

Total stockholders’ equity	—	57,765	123,096	(123,096)	57,765

Total liabilities and stockholders’equity	$—	$469,962	$209,429	$(123,096)	$556,295

Condensed consolidating statements of operations for the quarters ended April 2, 2005 and April 3, 2004 for the Predecessor company are as follows:

	For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)
Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

	For the Quarter Ended April 3, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$214,254	$87,112	$—	$301,366
Cost of goods sold	—	172,633	71,163	—	243,796

Gross profit	—	41,621	15,949	—	57,570
Selling, general and administrative expenses	—	33,140	11,235	—	44,375

Operating income	—	8,481	4,714	—	13,195
Other income (expense):
Interest expense	—	(3,492)	(2)	—	(3,494)
Other, net	—	(371)	68	—	(303)
Equity earnings of subsidiaries	—	2,868	—	(2,868)	—

Income from operations before income taxes	—	7,486	4,780	(2,868)	9,398
Provision for income taxes	—	1,847	1,912	—	3,759

Net income	$—	$5,639	$2,868	$(2,868)	$5,639

Condensed consolidating statements of cash flows for April 2, 2005 for the Successor company and for the quarters ended April 2, 2005 and April 3, 2004 for the Predecessor company are as follows:

	Successor April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$—	$—	$—	$—
Change in operating assets and liabilities:	—	—	—	—	—
Other current assets	—	(6,125)	—	—	(6,125)
Accounts payable and accrued expenses	—	(23,598)	—	—	(23,598)
Other, net	—	(2,000)	—	—	(2,000)

Net cash used in operations	—	(31,723)	—	—	(31,723)

Cash flows from investing activities:
Acquisition	—	(436,956)	—	—	(436,956)

Net cash used in investing activities	—	(436,956)	—	—	(436,956)

Cash flows from financing activities:
Net repayments of revolving credit facility	—	(21,959)	—	—	(21,959)
Payments of other long-term debt	—	—	—	—	—
Payments of deferred financing costs	(1,301)	(34,183)	—	—	(35,484)
Series A preferred stock redemption	—	(4,800)	—	—	(4,800)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by financing activities	75	468,679	—	—	468,754

Net increase in cash and cash equivalents	75	—	—	—	75
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$3,338	$165	$—	$3,578

	Predecessor For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	1,218	752	—	1,970
Provision for doubtful accounts	182	97	—	279
Provision for obsolete inventory	248	84	—	332
Stock-based compensation expense	8,584	—	—	8,584
Equity earnings of subsidiaries	(3,796)	—	3,796	—
Change in operating assets and liabilities:
Accounts receivable	(6,779)	(1,762)	—	(8,541)
Inventories	(9,828)	(3,156)	—	(12,984)
Other current assets	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	53,180	(7,173)	—	46,007
Other, net	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) operations	17,322	(6,966)	—	10,356

Cash flows from investing activities:
Purchase of property and equipment	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	12	224	—	236
Other	(100)	—	—	(100)
Intercompany	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Net proceeds from revolving credit facility	(8,451)	—	—	(8,451)
Payments of other long-term debt	(1,460)	—	—	(1,460)
Proceeds from issuance of common stock	1,862	—	—	1,862
Series A preferred stock redemption	(700)	—	—	(700)

Net cash used in financing activities	(8,749)	—	—	(8,749)

Net increase (decrease) in cash and cash equivalents	829	(660)	—	169
Cash and cash equivalents, beginning of period	2,509	825	—	3,334

Cash and cash equivalents, end of period	$3,338	$165	$—	$3,503

	Predecessor For the Quarter Ended April 3, 2004 (Unaudited)
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,639	$2,868	$(2,868)	$5,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	1,073	345	—	1,418
Provision for doubtful accounts	227	10	—	237
Provision for obsolete inventory	(189)	(11)	—	(200)
Provision for deferred income taxes	889	—	—	889
Equity earnings of subsidiaries	(2,868)	—	2,868	—
Change in operating assets and liabilities:
Accounts receivable	(15,652)	(6,409)	—	(22,061)
Inventories	(5,157)	1,892	—	(3,265)
Other current assets	(1,219)	3	—	(1,216)
Accounts payable and accrued expenses	29,022	(249)	—	28,773
Other, net	(204)	24	—	(180)

Net cash provided by (used in) operations	11,561	(1,527)	—	10,034

Cash flows from investing activities:
Purchase of property and equipment	(691)	(224)	—	(915)
Proceeds from sale of property and equipment	—	7	—	7
Intercompany	(1,752)	1,752	—	—

Net cash provided by (used in) investing activities	(2,443)	1,535	—	(908)

Cash flows from financing activities:
Net proceeds from revolving credit facility	7,269	—	—	7,269
Payments of other long-term debt	(14,921)	(4)	—	(14,925)
Payments for deferred financing costs	(1,282)	—	—	(1,282)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(9,434)	(4)	—	(9,438)

Net increase (decrease) in cash and cash equivalents	(316)	4	—	(312)
Cash and cash equivalents, beginning of period	3,295	31	—	3,326

Cash and cash equivalents, end of period	$2,979	$35	$—	$3,014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report on Form 10-Q, the terms “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our Registration Statement on Form S-4 and our condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q.

On March 31, 2005, pursuant to an Agreement and Plan of Merger, dated as of February 4, 2005 and amended and restated on March 7, 2005, among American Tire Distributors Holdings, Inc., a Delaware corporation (“Holdings”), ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings. Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States (See Note 3 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Our acquisition of ATD was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets will result in increased amortization charges in future periods. Intangible asset amortization expense for the remainder of 2005 is expected to be approximately $12.4 million. Based on preliminary estimates, which are subject to material revision, we increased the carrying value of inventory by $4.7 million. The effect of this increase will increase cost of goods sold and thereby reduce gross profit and gross margins in future periods as that inventory is sold, which we expect to occur substantially prior to the end of second quarter 2005. We also recorded significant transaction-related expenses during the quarter when the Acquisition closed, including $20.0 million of compensation expense relating to payment of various bonuses and the acceleration of certain management stock option vesting schedules, as well as $8.2 million of seller transaction costs and other acquisition related expenses. In addition, our interest expense will increase significantly as a result of the Acquisition due to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes, which is expected to increase interest expense for 2005 by approximately $25.9 million based on current interest rates. As part of the Acquisition, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. Our balance sheet reflects a current deferred tax asset of $20.7 million, of which $10.1 million reflects the anticipated tax benefits we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to the deductions that can be carried back two years for federal income tax purposes.

Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of ATD and its subsidiaries (the “Predecessor” company) and the period starting on April 2, 2005 reflects the financial position and changes in financial position of Holdings and its subsidiaries (the “Successor” company). For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor company’s statement of operations. Cash flow activity for the three day period from March 31, 2005 through April 2, 2005 is included in the Predecessor company’s condensed consolidated statement of cash flows except for cash flow activity related to the Merger which is shown in the Successor company’s condensed consolidated statement of cash flows. We believe that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three day period from March 31, 2005 through April 2, 2005.

During third quarter 2004, ATD completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and Target Tire, Inc. (“Target Tire”). These acquisitions have been accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 2, 2005 and April 3, 2004 contain operating results for 13 weeks and 14 weeks, respectively.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $24.3 billion industry in 2004. Despite a recent economic slowdown, the U.S. replacement market is stable and has been growing at approximately 2% to 3% annually over the past ten years. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles.

The industry has recently experienced growth from an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles, such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 18.3% from 2003 to 2004. We expect the trend of selling more high and ultra-high performance tires as well as larger rim diameter tires to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 76.6% of our total net sales for the quarter ended April 2, 2005. The remainder of net sales is derived from other tire sales (11.2%), custom wheels (7.4%), automotive service equipment (3.3%), and other products (1.5%). We sell our products to a variety of customers and geographic markets.

We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. During fiscal 2004, we successfully acquired and integrated two businesses representing approximately $160.0 million in annual net sales. The acquisition of Big State expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased margins.

We are currently in the process of further enhancing our pricing discipline and expense control through a strategic segmentation of our customer base. This initiative is expected to provide incentives for smaller customers to provide us with a larger share of their business.

Results of Operations

Quarter Ended April 2, 2005 Compared to Quarter Ended April 3, 2004

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Predecessor For the Quarter Ended		Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
	April 2, 2005	April 3, 2004	Favorable (unfavorable)	Favorable (unfavorable)	April 2, 2005	April 3, 2004
	(Unaudited)
Net sales	$354,339	$301,366	$52,973	17.6%	100.0%	100.0%
Cost of goods sold	290,488	243,796	(46,692)	(19.2)	82.0	80.9

Gross profit	63,851	57,570	6,281	10.9	18.0	19.1
Selling, general and administrative expenses	52,653	44,375	(8,278)	(18.7)	14.9	14.7
Transaction expenses	28,211	—	(28,211)	(100.0)	8.0	—

Operating income (loss)	(17,013)	13,195	(30,208)	(228.9)	(4.8)	4.4
Other income (expense):
Interest expense	(3,682)	(3,494)	(188)	(5.4)	1.0	1.2
Other, net	(252)	(303)	51	16.8	0.1	0.1

Income (loss) from operations before income taxes	(20,947)	9,398	(30,345)	(322.9)	(5.9)	3.1
Provision (benefit) for income taxes	(6,620)	3,759	10,379	276.1	(1.9)	1.2

Net income (loss)	$(14,327)	$5,639	$(19,966)	(354.1)%	(4.0)%	1.9%

Net Sales

The increase in net sales in first quarter 2005 is primarily attributable to an increase in sales of passenger, light truck and medium truck tires ($25.7 million) and sales from the operations of Big State and Target Tire (both acquired in the third quarter of 2004). The operations acquired from Big State accounted for $15.5 million of the increase in net sales. We cannot determine the precise effect on sales of the Target Tire acquisition due to the merger of all but one of their distribution centers into our existing facilities. Higher average per unit selling prices, that are a result of manufacturer price increases that were part of an overall industry increase, have also contributed to the increase in sales. The inclusion of an additional week of sales in first quarter 2004 of approximately $19.0 million offsets the increases noted above.

Gross Profit

The increase in gross profit in first quarter 2005 is primarily due to increased sales resulting from higher volume, the acquisitions of Big State and Target Tire and from higher average per unit selling prices. The decrease in margin percentage of 1.1% is a result of a decrease in sales of wheels and related equipment as well as an increase in private label sales, for which we had lower than usual sales in first quarter 2004 due to product availability.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisition of Big State accounted for approximately $3.1 million of the $8.3 million increase.

Employee related expenses increased $3.2 million primarily due to incentive based compensation associated with an increase in sales and profits and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Rising fuel costs are also continuing to have a negative impact on our delivery costs. The inclusion of an additional week in first quarter 2004 partially offsets the increases noted above.

Transaction Expenses

In connection with the Merger, we incurred $28.2 million of transaction expenses that related to change in control and bonus payments, stock option fair market value adjustments for accelerated vesting, and payment of ATD’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services in connection with the Merger that cannot be included in purchase accounting.

Interest Expense

The increase in interest expense is due primarily to increased borrowings on our revolving credit facility as a result of the two acquisitions completed in third quarter 2004 as well as a slight increase in interest rates during first quarter 2005, partially offset by a $0.3 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement.

Provision (Benefit) for Income Taxes

We recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. During first quarter 2004, we recognized an income tax provision of $3.8 million. The effective tax rate for first quarter 2005 is approximately 32% compared to 40% in first quarter 2004. The decrease in the effective tax rate is due primarily to certain transaction expenses relating to the Acquisition that are not deductible for income tax purposes.

Net Income (loss)

The decrease in net income is due primarily to the transaction expenses incurred in connection with the Merger and the inclusion of an additional week in first quarter 2004, partially offset by an increase in the income tax benefit.

Critical Accounting Polices

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Registration Statement on Form S-4 filed on May 13, 2005. During the quarter ended April 2, 2005, there was no change in our critical accounting policies.

Liquidity and Capital Resources

At April 2, 2005, our combined net indebtedness (net of unrestricted cash) was $531.3 million compared to $230.6 million at January 1, 2005, an increase of $300.7 million. The increase is due primarily to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition (see Note 11 in the Notes to Condensed Consolidated Financial Statements included under Item 1 of this report). Total commitments by the lenders under our revolving credit facility (“Revolver”) were $300.0 million at April 2, 2005, of which $67.5 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

The following table summarizes our cash flows for the quarters ended April 2, 2005 and April 3, 2004 (in thousands):

	Predecessor For the Quarter Ended		Period Over Period Change
	April 2, 2005	April 3, 2004	Favorable (Unfavorable)
Cash provided by operating activities	$10,356	$10,034	$322
Cash used in investing activities	(1,438)	(908)	(530)
Cash used in financing activities	(8,749)	(9,438)	689

Net increase (decrease) in cash and cash equivalents	169	(312)	481
Cash and cash equivalents, beginning of year	3,334	3,326	8

Cash and cash equivalents, end of year	$3,503	$3,014	$489

Cash payments for interest	$3,944	$2,552	$(1,392)
Cash payments for taxes, net	$247	$505	$258
Capital expenditures financed by debt	$1,338	$1,636	$298

Operating Activities

The increase in cash provided by operating activities for first quarter 2005 was primarily due to an increase in our profitability, excluding the impact of accrued transaction expenses recorded in connection with the Acquisition, partially offset by an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire in third quarter 2004. Net working capital for the Successor company at April 2, 2005, totaled $174.5 million compared to $133.7 million for the Predecessor company at January 1, 2005, an increase of $40.8 million. This increase is due primarily to deferred financing costs incurred in connection with the issuance of the senior notes and the new revolving credit facility agreement that were a result of the Acquisition (see Note 11 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Investing Activities

The increase in cash used in investing activities for first quarter 2005 was due primarily to cash paid for capital expenditures partially offset by cash received from the sale of fixed assets. Capital expenditures increased $0.7 million to $1.6 million in first quarter 2005 compared to $0.9 million in first quarter 2004. Capital expenditures during first quarter 2005 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During first quarter 2005, we also had capital expenditures financed by debt of $1.3 million relating to information technology upgrades.

Financing Activities

The decrease in cash used in financing activities for first quarter 2005 was primarily due to repayments on our revolving credit facility.

Successor Cash Flow

The Successor condensed consolidated statement of cash flow for the period of April 2, 2005 reflects the cash activity surrounding the Acquisition. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and their subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 2, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. The Revolver expires March 31, 2010.

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 2, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $1.0 million and $0.8 million at April 2, 2005 and January 1, 2005, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, we recorded a reduction in interest expense of $0.2 million for the quarter ended April 2, 2005 and additional interest expense of $0.1 million for the quarter ended April 3, 2004.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our and ATD’s compliance with covenants contained in the related indentures governing our and ATD’s notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture, and restrict our and ATD’s ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our and ATD’s abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of net cash provided by operating activities to Indenture EBITDA:

	Predecessor
	For the Quarter Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Net cash provided by operating activities	$10,356	$10,034
Changes in assets and liabilities	(13,518)	(2,051)
Provision for deferred income taxes	—	(889)
Interest expense	3,682	3,494
Provision for (benefit of) income taxes	(6,620)	3,759
Provision for doubtful accounts	(279)	(237)
Provision for obsolete inventory	(332)	200
Amortization of other assets	(232)	(266)
Stock-based compensation expense	(8,584)	—
Transaction expenses	28,211	—
Other	1,181	1,570

Indenture EBITDA	$13,865	$15,614

Indenture EBITDA decreased $1.7 million to $13.9 million in first quarter 2005 compared to $15.6 million in first quarter 2004. As previously discussed, the quarters ended April 2, 2005 and April 3, 2004 contain operating results for 13 weeks and 14 weeks, respectively. We estimate the additional week in 2004 accounted for approximately $1.6 million of the Indenture EBITDA decline. Also, the first quarter of 2004 benefited from a reduction of our health insurance reserve of $0.9 million. The first quarter 2005 results have been negatively impacted by approximately $0.6 million due to the timing of certain payroll related expenses that are typically incurred throughout the year.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under our Revolver, will be adequate to meet our anticipated requirements. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and we may be required to refinance all or a portion of our existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect us.

Income Taxes

As part of the Merger, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of April 2, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million reflects the anticipated tax benefits the we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to the deductions that can be carried back two years for federal income tax purposes. Management has evaluated our deferred tax asset and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, we have not established a valuation allowance against the deferred tax asset. This evaluation considered our historical and long-term expected profitability. Our ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that we will meet our expectation of future taxable income. Changes in expected future income could lead to us to record a valuation allowance against the deferred tax assets.

As a part of the preliminary purchase price allocation, the Successor company’s condensed consolidated balance sheet as of April 2, 2005 includes a net non-current deferred tax liability of $81.8 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible identified intangible assets that was recorded during the preliminary purchase price allocation less existing tax deductible intangibles assuming a historical effective tax rate (see Note 3 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption SFAS No. 151 to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company is currently accounting for stock option grants in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recorded in the condensed consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. We are in the process of evaluating the impact the requirements of this statement will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

For the period ended April 2, 2005, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Registration Statement on Form S-4, except for the interest rate risk associated with the significant increase in debt obligations as a result of the Acquisition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) As of the end of the period covered by this Quarterly Report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls Over Financial Reporting

During the quarter ended April 2, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as a portion of the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in legal proceedings involving us since those reported in our Registration Statement on Form S-4.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/S/ SCOTT A. DEININGER
Scott A. Deininger Senior Vice President of Finance and Administration (On behalf of the Registrant and as Principal Financial Officer)