Form 10-Q
period 2005-07-02
American Tire Distributors Holdings, Inc.
filed 2005-08-16
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at August 16, 2005: 1,000,000

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets—As of July 2, 2005 (unaudited) for the Successor and January 1, 2005 for the Predecessor	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarter Ended July 2, 2005 for the Successor and for the Quarters Ended April 2, 2005 and July 3, 2004 and the Six Months Ended July 3, 2004 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited)—For the period ended April 2, 2005 for the Predecessor and period ended July 2, 2005 for the Successor	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—For the period from April 2, 2005 through July 2, 2005 for the Successor and for the Quarter Ended April 2, 2005 and Six Months Ended July 3, 2004 for the Predecessor	7
	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	39

ITEM 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 6.	Exhibits	39

	Signatures	40

Cautionary Statements on Forward-Looking Information

This Form 10-Q contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation. We would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into our business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” in our Amended Registration Statement on Form S-4 filed on July 14, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share data)

	Successor July 2, 2005	Predecessor January 1, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,306	$3,334
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $1,587	158,282	130,683
Inventories	249,987	220,778
Deferred income taxes	20,693	8,890
Income tax receivable	18,367	—
Other current assets	27,913	18,961

Total current assets	479,548	382,646

Property and equipment, net	27,650	24,160
Goodwill	355,997	121,910
Other intangible assets, net	237,389	13,527
Deferred income taxes	—	6,887
Other assets	35,885	7,165

Total assets	$1,136,469	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$276,992	$215,706
Accrued expenses	30,113	30,781
Current maturities of long-term debt	3,603	2,439

Total current liabilities	310,708	248,926

Long-term debt (Note 10)	499,592	231,480
Deferred income taxes	80,216	—
Other liabilities	9,129	8,589
Redeemable preferred stock (Note 11)	17,666	9,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock (Note 12)	—	55,854
Predecessor common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding (Note 13)	—	52
Successor common stock (Note 13)	10	—
Additional paid-in capital	217,990	23,030
Warrants	4,631	1,352
Accumulated deficit	(3,473)	(22,523)

Total stockholders’ equity	219,158	57,765

Total liabilities and stockholders’ equity	$1,136,469	$556,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Quarter Ended July 2, 2005	Quarter Ended April 2, 2005	Quarter Ended July 3, 2004	Six Months Ended July 3, 2004
Net sales	$400,187	$354,339	$314,105	$615,474
Cost of goods sold	337,036	290,488	259,578	503,373

Gross profit	63,151	63,851	54,527	112,101
Selling, general and administrative expenses	55,399	52,653	41,679	86,058
Transaction expenses	95	28,211	—	—

Operating income (loss)	7,657	(17,013)	12,848	26,043
Other income (expense):
Interest expense	(13,402)	(3,682)	(2,350)	(5,844)
Other, net	(45)	(252)	(39)	(342)

Income (loss) from operations before income taxes	(5,790)	(20,947)	10,459	19,857
Provision (benefit) for income taxes	(2,317)	(6,620)	4,184	7,943

Net income (loss)	$(3,473)	$(14,327)	$6,275	$11,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(dollars in thousands, except share data)

	Preferred Stock (Note 12)		Common Stock (Note 13)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Predecessor balance, January 1, 2005	10,970,926	$55,854	5,161,917	$52	$23,030	$1,352	$(22,523)	$57,765
Net loss	—	—	—	—	—	—	(14,327)	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	(360)	—
Dividends on preferred stock Series D	—	867	—	—	—	—	(867)	—

Predecessor balance, April 2, 2005	10,970,926	57,081	5,161,917	52	23,030	1,352	(38,077)	43,438

Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	38,077	(43,438)
Issuance of common stock	—	—	1,000,000	10	211,490	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	6,500
Net loss	—	—	—	—	—	—	(3,473)	(3,473)

Successor balance, July 2, 2005	—	$—	1,000,000	$10	$217,990	$4,631	$(3,473)	$219,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005	Six Months Ended July 3, 2004
Cash flows from operating activities:
Net income (loss)	$(3,473)	$(14,327)	$11,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	5,445	1,738	2,508
Amortization of other assets	1,386	232	472
Provision for doubtful accounts	195	279	111
Provision for obsolete inventory	(136)	332	(298)
Provision for deferred income taxes	(1,599)	—	1,077
Stock-based compensation expense	—	8,584	—
Change in operating assets and liabilities:
Accounts receivable	(19,005)	(8,541)	(32,541)
Inventories	(16,421)	(12,984)	(22,830)
Other current assets	(4,444)	(9,222)	(1,587)
Accounts payable and accrued expenses	12,038	46,007	44,431
Other, net	3,930	(1,742)	(521)

Net cash provided by (used in) operating activities	(22,084)	10,356	2,736

Cash flows from investing activities:
Purchase of property and equipment	(1,597)	(1,574)	(1,830)
Proceeds from sale of property and equipment	35	236	28
Acquisition	(438,476)	—	—
Other	(300)	(100)	—

Net cash used in investing activities	(440,338)	(1,438)	(1,802)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(27,089)	(8,451)	17,264
Payments of other long-term debt	(717)	(1,460)	(15,307)
Payments of deferred financing costs	(35,166)	—	(1,478)
Series A preferred stock redemption	(4,800)	(700)	(1,000)
Proceeds from issuance of common stock	211,500	1,862	—
Proceeds from issuance of long-term debt	330,003	—	—
Proceeds from issuance of preferred stock	15,369	—	—
Proceeds from issuance of warrants	4,631	—	—
Payment of Series D Senior Notes	(30,506)	—	—

Net cash provided by (used in) financing activities	463,225	(8,749)	(521)

Net increase in cash and cash equivalents	803	169	413
Cash and cash equivalents, beginning of period	3,503	3,334	3,326

Cash and cash equivalents, end of period	$4,306	$3,503	$3,739

Supplemental disclosures of cash flow information—
Cash payments for interest	$7,141	$3,944	$6,033

Cash payments for taxes, net	$177	$247	$7,509

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$1,915	$1,338	$2,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company” or the “Successor”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries, or the “Predecessor”, constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment with 71 distribution centers organized along geographic lines into eight regions across the U.S. These regions have been aggregated into one reportable segment.

2. Basis of Presentation:

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings (see Note 3 for further information). The Acquisition was completed on March 31, 2005.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price of the Acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. This allocation is preliminary and includes a number of estimates which, upon further evaluation, may require modification. Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of ATD and its subsidiaries (the “Predecessor”) and periods after April 2, 2005 reflect the financial position, results of operations, and changes in financial position of Holdings and its subsidiaries (the “Successor”). For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of operations. Cash flow activity for the three day period from March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of cash flows except for cash flow activity related to the Merger, which is shown in the Successor’s condensed consolidated statement of cash flows on April 2, 2005. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three day period from March 31, 2005 through April 2, 2005.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the

Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the Company’s Amended Registration Statement on Form S-4 and the financial statements and notes included therein. The results of operations for the quarter and aggregate six months ended July 2, 2005 are not necessarily indicative of the operating results for the full fiscal year.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 2, 2005, April 2, 2005, and July 3, 2004 contain operating results for 13 weeks. The six months ended July 3, 2004 contain operating results for 27 weeks.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Acquisition:

On March 31, 2005, pursuant to an Agreement and Plan of Merger, dated as of February 4, 2005 and amended and restated on March 7, 2005, and in exchange for an aggregate purchase price of $710.0 million in cash, less the amount of ATD’s net debt at January 1, 2005 and certain dividends payable to holders of its preferred stock, its transaction expenses and certain payments to its management, MergerSub, a subsidiary of Holdings, merged with and into ATD. In connection with the Merger, all of ATD’s existing redeemable preferred stock was either redeemed or exchanged for redeemable preferred stock of Holdings and each holder of shares of ATD’s common stock received a portion of the merger consideration equal to $18.83 per share. To the extent that any existing holder of options or warrants to acquire shares of ATD’s common stock did not exercise such options or warrants prior to the effective time of the Merger, such holder was paid an amount in cash equal to $18.83 per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. ATD continued as the surviving corporation with Holdings as its sole stockholder.

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”) and certain co-investors and co-sponsors contributed $210.0 million through the purchase of Holdings common stock and certain members of management contributed $8.0 million to the equity of Holdings. In addition, Holdings issued $20.0 million of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings common stock;

•	Holdings issued $4.0 million of Series B preferred stock in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	ATD amended and restated its credit facility, which now consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed $4.8 million of its Series A preferred stock (representing all the outstanding Series A preferred stock). Holders of its Series C and D preferred stock received merger consideration, including accrued dividends, on a common stock equivalent basis of $81.1 million and $191.1 million, respectively;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million that was paid upon redemption, plus accrued interest through the redemption date; these notes were discharged at closing;

•	Fees of $35.2 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as assets in the Successor’s balance sheet and are being amortized over the life of the respective debt;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the Merger Agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.7 million were paid, $8.6 million of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

The proceeds from the equity contributions, the notes issued, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the Merger Agreement.

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of Acquisition. This allocation is preliminary and includes a number of estimates, which, upon further evaluation, may require modification. The preliminary allocation of the purchase price is as follows (in thousands):

Aggregate enterprise value	$710,000
Transaction costs	2,093

Purchase price	712,093
Add: Liabilities assumed	271,739
Less: Net tangible assets as of the date of acquisition	(463,616)

Excess of purchase price over net tangible assets acquired and liabilities assumed	$520,216

Preliminary allocation of excess purchase price:
Customer lists, noncompete agreements and trademarks (a)	$241,247
Goodwill	355,997
Cash received for interest on Series D senior notes (b)	357
Inventory adjustment	4,692
Non-current deferred tax liability (c)	(90,621)
Deferred tax asset (d)	10,113
Fair value adjustment to post retirement medical obligation	(1,569)

Total excess purchase price allocation	$520,216

(a)	Represents the Company’s preliminary assessment of the fair value of its identified intangible assets. The intangible assets represent (i) customer lists valued at $201,367 (amortized over 15 years), (ii) trademarks, technology and intellectual property valued at $39,267 (amortized over 3-15 years) and, (iii) noncompete agreements valued at $613 (amortized over 3-5 years). These allocations may change based on further evaluations that the Company expects to complete prior to the end of the fourth quarter 2005.

(b)	Reflects cash received for the payment of interest on the Series D senior notes through the redemption date (see Note 10 for further information).

(c)	Reflects the non-current deferred tax liability associated with the identified intangible assets ($241,247) less existing tax deductible intangibles of $13,125 and the non-current deferred tax asset associated with the fair value of post retirement medical benefits obligations of $1,569, assuming an effective tax rate of 40%.

(d)	Represents the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from tax deductions that resulted from the Acquisition.

Transaction Expenses

The Predecessor’s condensed consolidated statement of operations for the quarter ended April 2, 2005 includes the following transaction expenses relating to the Acquisition, some of which are discussed above (in thousands):

Seller transaction fees	$8,079
Accrued transaction bonuses and other related change in control payments	11,431
Stock-based compensation expense (a)	8,584
Other acquisition related expenses	117

Total transaction expense	$28,211

(a)	Represents compensation expense recorded due to the acceleration of certain management stock option vesting schedules (see Note 6).

4. Goodwill and Other Intangible Assets:

The Acquisition was accounted for as a purchase, in accordance with the provisions of SFAS No. 141, “Business Combinations.” Accordingly, the purchase price of the acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. These estimates are preliminary and are based upon information that was available to management at the time these financial statements were prepared. The purchase price allocations may change based on the Company’s final valuations. The Company fully expects to complete these valuations and the final allocation of the purchase price by the fourth quarter of 2005. During second quarter 2005, the Company recorded an adjustment to goodwill of $0.4 million. This increase was due to $1.6 million of transaction costs that were originally classified as debt issuance costs, partially offset by a reduction of $1.2 million to the fair market value of the Series B preferred stock. As of July 2, 2005, the Company has recorded goodwill of $356.0 million, of which approximately $35.2 million is deductible for income tax purposes.

The Company will perform an initial annual impairment test for the goodwill recorded in connection with the Acquisition in fourth quarter 2005.

Other intangible assets, which represent customer lists, trademarks and noncompete agreements, are being amortized on a straight-line basis over their estimated useful life as shown in the tables below. The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets at July 2, 2005 and January 1, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	Successor July 2, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$201,367	$3,356
Noncompete agreements	3-5	613	80
Trademarks	3-15	39,567	722

Total amortizable intangible assets		$241,547	$4,158

Predecessor Company

	Estimated Useful Life (years)	Predecessor January 1, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$12,272	$333
Noncompete agreements	5-7	2,789	2,059
Trademarks	5-15	1,613	755

Total amortizable intangible assets		$16,674	$3,147

The Successor’s estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $8.3 million for the remaining six months in 2005, $16.6 million in 2006, $16.3 million in 2007, $16.0 million in 2008, and $16.0 million in 2009.

5. Recently Issued Accounting Pronouncements:

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position or results of operations.

6. Stock Options:

As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with APB No. 25 and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. In anticipation of the Merger, vesting of certain stock options was accelerated during the first quarter of 2005. Accordingly, the Company recorded approximately $8.6 million in compensation expense during first quarter 2005 for the excess of the fair value of the common stock over the exercise price of the related option. The $8.6 million of compensation expense is included in transaction expenses in the accompanying Predecessor condensed consolidated statement of operations. The accompanying condensed consolidated statements of operations do not include any additional compensation expense for second quarter 2005 or any compensation expense for 2004 as the exercise price of all stock options represented the estimated fair value of the underlying common stock at the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123, but is required to provide certain pro forma disclosures, which are presented below.

The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Successor	Predecessor
	Quarter Ended July 2, 2005	Quarter Ended April 2, 2005	Quarter Ended July 3, 2004	Six Months Ended July 3, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss), as reported	$(3,473)	$(14,327)	$6,275	$11,914
Add: Stock-based compensation expense included in net income (loss), net of tax	—	5,871	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(289)	(5,871)	(37)	(298)

Pro forma net income (loss)	$(3,762)	$(14,327)	$6,238	$11,616

During first quarter 2004, the Predecessor granted options for 268,226 shares with an exercise price of $4.25. The weighted average fair value of options granted during first quarter 2004 estimated on the date of grant using the Black-Scholes option pricing model was $1.40. The fair value of options granted in first quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98%, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility. There were no options granted in second quarter 2004.

On March 31, 2005, as a result of the Acquisition, all ATD stock options that were already vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition—see below) were converted into the right to receive the excess of $18.83 per share over the exercise price of each of the options. As a consequence, subsequent to March 31, 2005, the date of the completion of the Acquisition, all options to purchase previously existing ATD common stock ceased to exist and ATD’s existing stock option plans were terminated.

In connection with the Acquisition, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. All incentive stock options shall expire no later than 10 years from the date of grant and all non-qualified options shall expire no later than 10 years and 30 calendar days from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders’ agreement to be entered into by each recipient.

In connection with the Merger, on March 31, 2005 the Company granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, non-qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options granted of $6.5 million is recorded in stockholders’ equity in the accompanying condensed consolidated statement of stockholders’ equity. All Rollover Options granted under the 2005 Plan are fully vested.

During second quarter 2005, the Company granted options to purchase 143,505 shares of Series A Common Stock with an exercise price of $211.50. The options shall expire no later than 7 years and 30 calendar days from the date of grant. These options vest based on the Company meeting specified performance goals or the occurrence of certain events. None of the options granted in second quarter 2005 are vested as of July 2, 2005. The fair value of options granted during second quarter 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $50.47. The fair value of options granted in second quarter 2005 was determined using the following assumptions: a risk-free interest rate of 3.85%, no dividend yield, expected life of 7 years and 30 calendar days, which equals the terms of the options, and no expected volatility.

7. Shipping and Handling Costs:

Certain company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the Successor, such expenses totaled $18.2 million for the quarter ended July 2, 2005. For the Predecessor, such expenses totaled $17.9 million and $15.7 million for the quarters ended April 2, 2005 and July 3, 2004, respectively and $31.6 million for the six months ended July 3, 2004. Certain shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

8. Inventories:

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

As part of the preliminary purchase price allocation, the carrying value of inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold. In connection with the Acquisition, the Successor has applied a policy whereby costs associated with the initial physical handling of purchased tire inventory to get the inventory ready for sale in the distribution centers are capitalized into inventory. These inventory costs are being accounted for consistently by the Successor and are not expected to have a material effect on the Company’s financial position or results of operations in the future. Inventory as of July 2, 2005 includes approximately $1.8 million of such capitalized costs relating to inventory purchased since the Acquisition.

9. Income Taxes:

As part of the Merger, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of July 2, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million represents the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $18.4 million, of which $17.5 million relates to deductions that can be carried back two years for federal income tax purposes. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, the Company has not established a valuation allowance against the deferred tax asset. This evaluation considered the historical and long-term expected profitability of the Company. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording a valuation allowance against the deferred tax assets.

As part of the preliminary purchase price allocation, the Successor’s condensed consolidated balance sheet as of July 2, 2005 includes a net non-current deferred tax liability of $80.2 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible identified intangible assets that were recorded during the preliminary purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate (see Note 3).

10. Long-term Debt and Other Financing Arrangements:

The following table presents the long-term debt for the Successor at July 2, 2005 and for the Predecessor at January 1, 2005 (in thousands):

	Successor	Predecessor
	July 2, 2005	January 1, 2005
	(Unaudited)
Revolving credit facility	$150,524	$186,065
Series D Senior Notes	—	28,600
Senior Discount Notes	41,310	—
Senior Notes	150,000	—
Senior Floating Rate Notes	140,000	—
Capital lease obligations	14,561	14,787
Other	6,800	4,467

	503,195	233,919
Less—Current maturities	(3,603)	(2,439)

	$499,592	$231,480

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of July 2, 2005, the outstanding Revolver balance was $150.5 million and $98.9 million was available for additional borrowings.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 2, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. The Revolver expires March 31, 2010.

Series D Senior Notes

On March 31, 2005, ATD sent an irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% Senior Notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of $0.5 million upon redemption, plus accrued interest through the redemption date. In connection with the Merger and on the date thereof, the Company irrevocably deposited with Wachovia Bank, N.A., the trustee under the related indenture, funds sufficient to pay the redemption price on the redemption date plus accrued interest. On May 15, 2005, the Company redeemed the Series D Senior Notes and accordingly, the restricted cash balance was eliminated. Pursuant to the terms of the indenture, the indenture (subject to certain exceptions specified therein) has ceased to be of any further effect and the trustee has acknowledged satisfaction and discharge of the indenture.

Senior Discount Notes

In connection with the Merger, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest will accrue on the Senior Discount Notes. Instead, the accreted value of the Senior Discount Notes will accrete at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity, on April 1, 2007. Thereafter, interest on the Senior Discount Notes will accrue at a rate of 13% per annum and will be payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. Interest on the Senior Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 1, 2007.

The Senior Discount Notes will not be redeemable, except as described below, at the option of Holdings prior to April 1, 2007. Thereafter, the Senior Discount Notes will be subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest (if after April 1, 2007). In addition, at any time and from time to time, prior to April 1, 2007, Holdings may redeem up to 35% of the original aggregate principal amount at maturity of the Senior Discount Notes at a redemption price of 113.0% of the accreted value thereof, plus accrued and unpaid additional interest thereon, if any, to the redemption date (subject to the right of holders on the relevant record date to receive additional interest due on the relevant interest payment date), with the net cash proceeds of a public offering of common stock of Holdings; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount at maturity of the Senior Discount Notes issued and (b) the original aggregate principal amount at maturity of any additional Senior Discount Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering.

Senior Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon of 10 3/4% and will mature on April 1, 2013. The Senior Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

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

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 9.34% for the period beginning on March 31, 2005 and ending June 30, 2005. For the period of July 1, 2005 through September 30, 2005, the interest rate on the Senior Floating Rate Notes will be 9.73%. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

Capital Lease Obligations

As of July 2, 2005, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of ATD’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Debt Maturities

Aggregate annual maturities of long-term debt at July 2, 2005, are as follows (in thousands):

Year Ending December:
2005 (remainder)	$1,981
2006	3,288
2007	1,506
2008	393
2009	62
Thereafter	495,965

$503,195

Derivative Instruments

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 2, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.9 million and $0.8 million at July 2, 2005 and January 1, 2005, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.2 million for the quarter ended July 2, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million and $0.6 million for the quarters ended April 2, 2005 and July 3, 2004, respectively and a reduction of $0.4 million for the six months ended July 3, 2004.

11. Redeemable Preferred Stock:

The following table presents the issued and outstanding redeemable preferred stock for the Successor at July 2, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	July 2, 2005	January 1, 2005
	(Unaudited)
Redeemable preferred stock Series A—4% cumulative; 7,000 shares authorized; 0 and 5,500 shares issued and outstanding, respectively	$—	$5,500
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	2,186	4,035
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	15,480	—

Total redeemable preferred stock	$17,666	$9,535

In January 2005, the Predecessor redeemed 700 shares of the Series A preferred stock for $0.7 million. In connection with the Merger and on the date thereof, the Company redeemed the remaining 4,800 shares of Series A preferred stock for $4.8 million.

In connection with the Merger and on the date thereof, Holdings issued $4.0 million of Series B preferred stock in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of July 2, 2005, the stated value of the Series B preferred stock, as determined by the holder of the preferred stock, was $2.2 million. The Company recorded $1.2 million of the reduction to goodwill, as part of the continuing evaluation of the purchase price allocation.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount will be recorded as interest expense prospectively. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. In addition, Holdings issued warrants to The 1818 Fund in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Class A common stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

12. Preferred Stock:

The following table presents the issued and outstanding preferred stock for the Successor at July 2, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	July 2, 2005	January 1, 2005
	(Unaudited)
Preferred stock Series C—12% cumulative; 1,333,334 shares authorized, issued and outstanding	$—	$17,400
Preferred stock Series D—12% cumulative; 9,637,592 shares authorized, issued and outstanding	—	38,454

Total preferred stock	$—	$55,854

In connection with the Merger, all outstanding shares of the Series C and Series D preferred stock were redeemed and the holders received merger consideration on a common stock equivalent basis (see Note 3 for further information).

13. Common Stock:

Successor Company

The following table presents the Successor’s issued and outstanding common stock (dollars in thousands, except share data):

Successor
July 2, 2005
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

14. Related Party Transactions:

Redeemable Preferred Stock and Warrants

In connection with the Acquisition, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings Class A common stock at $.01 per share (see Note 11 for further information). Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

Deferred Financing Fees

Advisory fees of $13.9 million were paid to Investcorp and its co-sponsors, Berkshire Partners and Greenbriar Equity Group, in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as assets in the Successor balance sheet and are being amortized over the life of the respective debt.

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $1.5 million during second quarter 2005.

15. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of July 2, 2005, total obligations of the Company as guarantor on these leases is approximately $10.7 million extending over 14 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $10.1 million. A provision has been made for the net present value of the estimated shortfall.

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

16. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Predecessor for periods prior to April 2, 2005 and the financial position, results of operations, and cash flows of the Successor for the period April 2, 2005 through July 2, 2005.

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes of $51.5 million in aggregate principal amount at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•	Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

•	Series D Senior Notes of $28.6 million in aggregate principal amount issued by ATD are guaranteed on a full, unconditional and joint and several basis by all of its direct subsidiaries, each of which is wholly-owned (Subsidiary Guarantors). Parent Company (Holdings) is not a guarantor on the Series D Senior Notes.

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed consolidating balance sheets as of July 2, 2005 for the Successor and January 1, 2005 for the Predecessor, are as follows:

	Successor As of July 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75	$4,066	$165	$—	$4,306
Accounts receivable, net	—	110,167	48,115	—	158,282
Inventories	—	157,036	92,951	—	249,987
Other current assets	1,058	65,225	690	—	66,973

Total current assets	1,133	336,494	141,921	—	479,548

Property and equipment, net	—	22,711	4,939	—	27,650
Goodwill and other intangible assets, net	—	592,853	533	—	593,386
Investment in subsidiaries	278,285	113,031	—	(391,316)	—
Other assets	2,720	32,552	613	—	35,885

Total assets	$282,138	$1,097,641	$148,006	$(391,316)	$1,136,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$276,739	$253	$—	$276,992
Accrued expenses	—	27,380	2,733	—	30,113
Current maturities of long-term debt	—	3,534	69	—	3,603
Intercompany payables (receivables)	3,604	(31,551)	27,947	—	—

Total current liabilities	3,604	276,102	31,002	—	310,708

Long-term debt	41,310	458,275	7	—	499,592
Deferred income taxes	—	80,216	—	—	80,216
Other liabilities	400	4,763	3,966	—	9,129
Redeemable preferred stock	17,666	—	—	—	17,666
Stockholders’ equity:
Intercompany investment	—	280,622	108,785	(389,407)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(3,473)	(2,337)	4,246	(1,909)	(3,473)

Total stockholders’ equity	219,158	278,285	113,031	(391,316)	219,158

Total liabilities and stockholders’ equity	$282,138	$1,097,641	$148,006	$(391,316)	$1,136,469

	Predecessor As of January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,509	$825	$—	$3,334
Accounts receivable, net	—	91,889	38,794	—	130,683
Inventories	—	142,889	77,889	—	220,778
Other current assets	—	26,638	1,213	—	27,851

Total current assets	—	263,925	118,721	—	382,646

Property and equipment, net	—	18,706	5,454	—	24,160
Goodwill and other intangible assets, net	—	50,977	84,460	—	135,437
Investment in subsidiaries	—	123,096	—	(123,096)	—
Other assets	—	13,258	794	—	14,052

Total assets	$—	$469,962	$209,429	$(123,096)	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,305	$5,401	$—	$215,706
Accrued expenses	—	26,648	4,133	—	30,781
Current maturities of long-term debt	—	2,359	80	—	2,439
Intercompany payables (receivables)	—	(72,246)	72,246	—	—

Total current liabilities	—	167,066	81,860	—	248,926

Long-term debt	—	231,455	25	—	231,480
Other liabilities	—	4,141	4,448	—	8,589
Redeemable preferred stock	—	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	—	108,785	(108,785)	—
Preferred stock	—	55,854	—	—	55,854
Common stock	—	52	—	—	52
Additional paid-in capital	—	23,030	—	—	23,030
Warrants	—	1,352	—	—	1,352
Accumulated deficit	—	(22,523)	14,311	(14,311)	(22,523)

Total stockholders’ equity	—	57,765	123,096	(123,096)	57,765

Total liabilities and stockholders’ equity	$—	$469,962	$209,429	$(123,096)	$556,295

Condensed consolidating statements of operations for the quarters ended July 2, 2005 for the Successor and July 3, 2004 for the Predecessor are as follows:

	Successor For the Quarter Ended July 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$270,456	$129,731	$—	$400,187
Cost of goods sold	—	229,002	108,034	—	337,036

Gross profit	—	41,454	21,697	—	63,151
Selling, general and administrative expenses	2	40,848	14,549	—	55,399
Transaction expenses	—	95	—	—	95

Operating income (loss)	(2)	511	7,148	—	7,657
Other income (expense):
Interest (expense) income	(1,891)	(11,515)	4	—	(13,402)
Other, net	—	(141)	96	—	(45)
Equity earnings of subsidiaries	(2,337)	4,246	—	(1,909)	—

Income (loss) from operations before income taxes	(4,230)	(6,899)	7,248	(1,909)	(5,790)
Provision (benefit) for income taxes	(757)	(4,562)	3,002	—	(2,317)

Net income (loss)	$(3,473)	$(2,337)	$4,246	$(1,909)	$(3,473)

	Predecessor For the Quarter Ended July 3, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$222,458	$91,647	$—	$314,105
Cost of goods sold	—	183,471	76,107	—	259,578

Gross profit	—	38,987	15,540	—	54,527
Selling, general and administrative expenses	—	30,782	10,897	—	41,679

Operating income	—	8,205	4,643	—	12,848
Other income (expense):
Interest expense	—	(2,350)	—	—	(2,350)
Other, net	—	(109)	70	—	(39)
Equity earnings of subsidiaries	—	2,828	—	(2,828)	—

Income from operations before income taxes	—	8,574	4,713	(2,828)	10,459
Provision for income taxes	—	2,299	1,885	—	4,184

Net income	$—	$6,275	$2,828	$(2,828)	$6,275

Condensed consolidating statements of operations for the quarter ended April 2, 2005 and six months ended July 3, 2004 for the Predecessor are as follows:

	Predecessor For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)
Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

	Predecessor For the Six Months Ended July 3, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$436,715	$178,759	$—	$615,474
Cost of goods sold	—	356,103	147,270	—	503,373

Gross profit	—	80,612	31,489	—	112,101
Selling, general and administrative expenses	—	63,924	22,134	—	86,058

Operating income	—	16,688	9,355	—	26,043
Other income (expense):
Interest expense	—	(5,842)	(2)	—	(5,844)
Other, net	—	(482)	140	—	(342)
Equity earnings of subsidiaries	—	5,696	—	(5,696)	—

Income from operations before income taxes	—	16,060	9,493	(5,696)	19,857
Provision for income taxes	—	4,146	3,797	—	7,943

Net income	$—	$11,914	$5,696	$(5,696)	$11,914

Condensed consolidating statements of cash flows for the period from April 2, 2005 through July 2, 2005 for the Successor and for the quarter ended April 2, 2005 and six months ended July 3, 2004 for the Predecessor are as follows:

	Successor For the period from April 2, 2005 through July 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,473)	$(2,337)	$4,246	$(1,909)	$(3,473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of other intangibles and other assets	72	6,272	487	—	6,831
Provision for doubtful accounts	—	54	141	—	195
Provision for obsolete inventory	—	(79)	(57)	—	(136)
Provision for deferred income taxes	—	(1,599)	—	—	(1,599)
Equity earnings of subsidiaries	2,337	(4,246)	—	1,909	—
Change in operating assets and liabilities:
Accounts receivable	—	(11,735)	(7,270)	—	(19,005)
Inventories	—	(4,488)	(11,933)	—	(16,421)
Other current assets	(780)	(3,636)	(28)	—	(4,444)
Accounts payable and accrued expenses	—	11,420	618	—	12,038
Other, net	1,383	2,792	(245)	—	3,930

Net cash used in operations	(461)	(7,582)	(14,041)	—	(22,084)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,080)	(517)	—	(1,597)
Proceeds from sale of property and equipment	—	7	28	—	35
Acquisition	—	(438,476)	—	—	(438,476)
Other	—	(300)	—	—	(300)
Intercompany	461	(15,027)	14,566	—	—

Net cash provided by (used in) investing activities	461	(454,876)	14,077	—	(440,338)

Cash flows from financing activities:
Net repayments of revolving credit facility	—	(27,089)	—	—	(27,089)
Payments of other long-term debt	—	(681)	(36)	—	(717)
Payments of deferred financing costs	(1,301)	(33,865)	—	—	(35,166)
Series A preferred stock redemption	—	(4,800)	—	—	(4,800)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Payment of Series D Senior Notes	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by (used in) financing activities	75	463,186	(36)	—	463,225

Net increase in cash and cash equivalents	75	728	—	—	803
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$4,066	$165	$—	$4,306

	Predecessor For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Provision for obsolete inventory	—	248	84	—	332
Stock-based compensation expense	—	8,584	—	—	8,584
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in operating assets and liabilities:
Accounts receivable	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,828)	(3,156)	—	(12,984)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	53,180	(7,173)	—	46,007
Other, net	—	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) operations	—	17,322	(6,966)	—	10,356

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Net repayments of revolving credit facility	—	(8,451)	—	—	(8,451)
Payments of other long-term debt	—	(1,460)	—	—	(1,460)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,749)	—	—	(8,749)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of period	—	2,509	825	—	3,334

Cash and cash equivalents, end of period	$—	$3,338	$165	$—	$3,503

	Predecessor For the Six Months Ended July 3, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$11,914	$5,696	$(5,696)	$11,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	2,267	713	—	2,980
Provision for doubtful accounts	—	17	94	—	111
Provision for obsolete inventory	—	(185)	(113)	—	(298)
Provision for deferred income taxes	—	1,077	—	—	1,077
Equity earnings of subsidiaries	—	(5,696)	—	5,696	—
Change in operating assets and liabilities:
Accounts receivable	—	(23,853)	(8,688)	—	(32,541)
Inventories	—	(16,977)	(5,853)	—	(22,830)
Other current assets	—	(1,669)	82	—	(1,587)
Accounts payable and accrued expenses	—	44,260	171	—	44,431
Other, net	—	(467)	(54)	—	(521)

Net cash provided by (used in) operating activities	—	10,688	(7,952)	—	2,736

Cash flows from investing activities:
Purchase of property and equipment	—	(1,460)	(370)	—	(1,830)
Proceeds from sale of property and equipment	—	7	21	—	28
Intercompany	—	(8,307)	8,307	—	—

Net cash provided by (used in) investing activities	—	(9,760)	7,958	—	(1,802)

Cash flows from financing activities:
Net proceeds from revolving credit facility	—	17,264	—	—	17,264
Payments of other long-term debt	—	(15,303)	(4)	—	(15,307)
Payments of deferred financing cost	—	(1,478)	—	—	(1,478)
Series A preferred stock redemption	—	(1,000)	—	—	(1,000)

Net cash used in financing activities	—	(517)	(4)	—	(521)

Net increase in cash and cash equivalents	—	411	2	—	413
Cash and cash equivalents, beginning of period	—	3,295	31	—	3,326

Cash and cash equivalents, end of period	$—	$3,706	$33	$—	$3,739

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report on Form 10-Q, the terms “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our Amended Registration Statement on Form S-4 and our condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q.

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among American Tire Distributors Holdings, Inc., a Delaware corporation (“Holdings”), ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings. Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States (See Note 3 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Our acquisition of ATD was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets will result in increased amortization charges in future periods. Intangible asset amortization expense for the remainder of 2005 is expected to be approximately $8.3 million. Based on preliminary estimates, which are subject to revision, we increased the carrying value of inventory by $4.7 million. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold. We also recorded significant transaction-related expenses during the quarter when the Acquisition closed, including $20.0 million of compensation expense relating to payment of various bonuses and the acceleration of certain management stock option vesting schedules, as well as $8.2 million of seller transaction costs and other acquisition related expenses. In addition, our interest expense will increase significantly as a result of the Acquisition due to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes, which is expected to increase interest expense for 2005 by approximately $26.3 million based on current interest rates. As part of the Acquisition, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. Our balance sheet reflects a current deferred tax asset of $20.7 million, of which $10.1 million reflects the anticipated tax benefits we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $18.4 million, of which $17.5 million relates to deductions that can be carried back two years for federal income tax purposes.

Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of ATD and its subsidiaries (the “Predecessor”) and periods after April 2, 2005 reflect the financial position, results of operations, and changes in financial position of Holdings and its subsidiaries (the “Successor”). For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of operations. Cash flow activity for the three day period from March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of cash flows except for cash flow activity related to the Merger which is shown in the Successor’s condensed consolidated statement of cash flows on April 2, 2005. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three day period from March 31, 2005 through April 2, 2005.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 2, 2005, April 2, 2005, and July 3, 2004 contain operating results for 13 weeks. The six months ended July 3, 2004 contain operating results for 27 weeks.

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

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 73.8% of our total net sales for the quarter ended July 2, 2005. The remainder of net sales is derived from other tire sales (13.3%), custom wheels (7.7%), automotive service equipment (4.3%), and other products (0.9%). We sell our products to a variety of customers and geographic markets.

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

Results of Operations

Successor Quarter Ended July 2, 2005 Compared to Predecessor Quarter Ended July 3, 2004

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Successor	Predecessor	Period Over Period Change	Period Over Period Percentage Change	Successor	Predecessor
	For the Quarter Ended July 2, 2005	For the Quarter Ended July 3, 2004			Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 2, 2005	July 3, 2004
	(Unaudited)	(Unaudited)
Net sales	$400,187	$314,105	$86,082	27.4%	100.0%	100.0%
Cost of goods sold	337,036	259,578	(77,458)	(29.8)	84.2	82.6

Gross profit	63,151	54,527	8,624	15.8	15.8	17.4
Selling, general and administrative expenses	55,399	41,679	(13,720)	(32.9)	13.8	13.3
Transaction expenses	95	—	(95)	(100.0)	—	—

Operating income	7,657	12,848	(5,191)	(40.4)	1.9	4.1
Other income (expense):
Interest expense	(13,402)	(2,350)	(11,052)	470.3	(3.3)	(0.7)
Other, net	(45)	(39)	(6)	15.4	—	—

Income (loss) from operations before income taxes	(5,790)	10,459	(16,249)	(155.4)	(1.4)	3.3
Provision (benefit) for income taxes	(2,317)	4,184	6,501	155.4	(0.6)	1.3

Net income (loss)	$(3,473)	$6,275	$(9,748)	(155.3)%	(0.9)%	2.0%

Net Sales

The increase in net sales in second quarter 2005 is primarily attributable to an increase in unit sales of passenger, light truck and medium truck tires which contributed to an aggregate increase in sales of $40.4 million. Additionally, a portion of this increase includes the impact of additional sales resulting from the acquisition of Target Tire. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. The operations acquired from Big State accounted for an increase of $20.5 million in net sales. Higher average per unit selling prices, that are a result of manufacturer price increases that were part of an overall industry increase, have also contributed to the increase in sales.

Gross Profit

The increase in gross profit in second quarter 2005 is primarily due to increased sales resulting from higher volume, the acquisitions of Big State and Target Tire and from higher average per unit selling prices. The increase in gross profit was partially offset by an increase in cost of goods sold due to the amortization of $4.7 million of inventory adjustment that was recorded in connection with the Acquisition (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The decrease in gross profit as a percentage of sales of 1.6% is primarily due to the inventory adjustment amortization discussed above (1.2%) and various sales promotions that were offered during the quarter. These promotions have helped to drive unit sales but have been dilutive to our gross margin percentages. Increased freight costs that are classified in cost of goods sold are also contributing to the reduction in gross margin percentages.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations described above. The acquisition of Big State accounted for approximately $3.3 million of the $13.7 million increase. Amortization expense increased $4.0 million as a result of customer list and tradename intangible assets that were recorded in connection with the Acquisition. Employee related expenses increased $2.7 million primarily due to incentive based compensation associated with an increase in sales and profits and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Other operating expenses increased $1.5 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs are also continuing to have a negative impact on our delivery costs.

Interest Expense

The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $8.6 million of the increase. In addition, the Successor recorded additional interest expense relating to the change in fair value of the interest rate swap agreement of $0.2 million in second quarter of 2005 as compared to a net reduction of $0.5 million in interest expense recorded by the Predecessor in second quarter 2004.

Provision (Benefit) for Income Taxes

We recognized an income tax benefit of $2.3 million in second quarter 2005 due primarily to the increase in interest expense discussed above, which generated a pre-tax loss of $5.8 million. During second quarter 2004, we recognized an income tax provision of $4.2 million. The effective tax rate in each quarter was approximately 40%.

Net Income (loss)

The decrease in net income is due primarily to the increase in interest expense as well as a less favorable profit margin due to the adjustment in basis of our inventory, partially offset by an increase in the income tax benefit.

Three Months Ended July 2, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor Compared to the Six Months Ended July 3, 2004 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor quarter ended July 2, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, these are compared to the six-month Predecessor period ended July 3, 2004. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Quarter Ended July 2, 2005	For the Quarter Ended April 2, 2005	For the Six Months Ended July 3, 2004	Results as a Percentage of Net Sales for Each Period
				July 2, 2005	April 2, 2005	July 3, 2004
	(Unaudited)	(Unaudited)
Net sales	$400,187	$354,339	$615,474	100.0%	100.0%	100.0%
Cost of goods sold	337,036	290,488	503,373	84.2	82.0	81.8

Gross profit	63,151	63,851	112,101	15.8	18.0	18.2
Selling, general and administrative expenses	55,399	52,653	86,058	13.8	14.9	14.0
Transaction expenses	95	28,211	—	—	8.0	—

Operating income (loss)	7,657	(17,013)	26,043	1.9	(4.8)	4.2
Other income (expense):
Interest expense	(13,402)	(3,682)	(5,844)	(3.3)	(1.0)	(0.9)
Other, net	(45)	(252)	(342)	—	(0.1)	(0.1)

Income (loss) from operations before income taxes	(5,790)	(20,947)	19,857	(1.4)	(5.9)	3.2
Provision (benefit) for income taxes	(2,317)	(6,620)	7,943	(0.6)	(1.9)	1.3

Net income (loss)	$(3,473)	$(14,327)	$11,914	(0.9)%	(4.0)%	1.9%

Net Sales

Total net sales for the aggregate six-month period of 2005 increased $139.0 million to $754.5 million from $615.5 million in the six-month period of 2004. The increase is primarily attributable to an increase in sales of passenger, light truck and medium truck tires of $66.1 million, which includes the impact of the Target Tire acquisition, and sales from the operations of Big State. The operations acquired from Big State accounted for an increase of $35.9 million in net sales. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Higher average per unit selling prices, that are a result of manufacturer price increases that were part of an overall industry increase, have also contributed to the increase in sales. The inclusion of an additional week of sales in first quarter 2004 of approximately $19.0 million offsets the increases noted above.

Gross Profit

Gross profit increased $14.9 million to $127.0 for the aggregate six-month period of 2005 from $112.1 for the six-month period of 2004. This increase is primarily due to increased sales resulting from higher unit sales volume, the acquisitions of Big State and Target Tire and from higher average per unit selling prices. The increase in gross profit was partially offset by an increase in cost of goods sold due to the amortization of $4.7 million of inventory adjustment that was recorded in connection with the Acquisition (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Gross profit as a percentage of sales decreased 1.4% from 18.2% in the six-month period of 2004 to 16.8% in the aggregate six-month period of 2005. The decrease is primarily due to the inventory adjustment amortization discussed above. Various sales promotions that were offered in second quarter 2005 have helped to drive unit sales but have been dilutive to our gross margin percentages.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the aggregate six-month period of 2005 increased $22.0 million to $108.1 million from $86.1 million in the six-month period of 2004. The increase is due, in part, to the inclusion of acquired operations. We cannot determine the precise effect on selling, general and administrative expenses for the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. The acquisition of Big State accounted for approximately $6.4 million of the $22.0 million increase. Employee related expenses increased $5.8 million primarily due to incentive based compensation associated with an increase in sales and profits and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Amortization expense increased $4.0 million as a result of customer list and tradename intangible assets that were recorded in connection with the Acquisition. Other operating expenses increased $1.5 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs are also continuing to have a negative impact on our delivery costs. The inclusion of an additional week in first quarter 2004 partially offsets the increases noted above.

Transaction Expenses

In connection with the Merger, the Predecessor incurred $28.2 million of transaction expenses in first quarter 2005 that related to change in control and bonus payments, stock option fair market value adjustments for accelerated vesting, and payment of ATD’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services in connection with the Merger that cannot be included in purchase accounting.

Interest Expense

Total interest expense for the aggregate six-month period of 2005 increased $11.3 million to $17.1 million from $5.8 million in the six-month period of 2004. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition. In addition, the Successor recorded additional interest expense relating to the change in fair value of the interest rate swap agreement of $0.2 million in second quarter 2005 and the Predecessor recorded a net reduction in interest expense of $0.2 million in first quarter 2005 as compared to a net reduction of $0.4 million in interest expense recorded by the Predecessor in the six-month period of 2004.

Provision (Benefit) for Income Taxes

The Successor recognized an income tax benefit of $2.3 million in second quarter 2005 due primarily to the increase in interest expense discussed above, which generated a pre-tax loss of $5.8 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. During the six-month period of 2004, the Predecessor recognized an income tax provision of $7.9 million. The effective tax rate for second quarter 2005 was approximately 40% for the Successor, approximately 32% for first quarter 2005 for the Predecessor, and approximately 40% for the six-month period of 2004 for the Predecessor.

Net Income (loss)

Total aggregate net income for the six-month period of 2005 decreased $29.7 million to $(17.8) million from $11.9 million in the six-month period of 2004. The decrease in net income is due primarily to transaction expenses and higher interest expenses incurred in connection with the Merger and the inclusion of an additional week in first quarter 2004. The decrease was partially offset by an increase in the income tax benefit.

Critical Accounting Polices

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Amended Registration Statement on Form S-4 filed on July 14, 2005. During the quarter and aggregate six months ended July 2, 2005, there was no change in our critical accounting policies.

Liquidity and Capital Resources

At July 2, 2005, our combined net indebtedness (net of cash) was $498.9 million compared to $230.6 million at January 1, 2005, an increase of $268.3 million. The increase is due primarily to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition (see Note 10 in the Notes to Condensed Consolidated Financial Statements included under Item 1 of this report). Total commitments by the lenders under our revolving credit facility (“Revolver”) were $300.0 million at July 2, 2005, of which $150.5 million was outstanding and $98.9 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the Revolver agreement.

The following table summarizes the cash flows for the quarter ended July 2, 2005 for the Successor and for the quarter ended April 2, 2005 and six months ended July 3, 2004 for the Predecessor (in thousands):

	Successor	Predecessor
	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005	Six Months Ended July 3, 2004
Cash provided by (used in) operating activities	$(22,084)	$10,356	$2,736
Cash used in investing activities	(440,338)	(1,438)	(1,802)
Cash provided by (used in) financing activities	463,225	(8,749)	(521)

Net increase in cash and cash equivalents	803	169	413
Cash and cash equivalents, beginning of year	3,503	3,334	3,326

Cash and cash equivalents, end of year	$4,306	$3,503	$3,739

Cash payments for interest	$7,141	$3,944	$6,033
Cash payments for taxes, net	$177	$247	$7,509
Capital expenditures financed by debt	$1,915	$1,338	$2,812

Operating Activities

Total net cash used in operating activities for the aggregate six-month period of 2005 increased $14.4 million to $(11.7) million compared to net cash provided by operating activities of $2.7 million in the six-month period of 2004. The increase in cash used in operating activities was primarily due to cash payments of $31.7 million made in connection with the Acquisition (see Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details), as well as a decrease in our profitability and an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire in third quarter 2004. Net working capital for the Successor at July 2, 2005, totaled $168.8 million compared to $133.7 million for the Predecessor at January 1, 2005, an increase of $35.1 million. This increase primarily relates to the income tax receivable, prepaid management advisory fees and deferred financing costs recorded in connection with the Acquisition (see Notes 3 and 9 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Investing Activities

Total net cash used in investing activities increased $440.0 million to $441.8 million in the aggregate six-month period of 2005 compared to $1.8 million in the six-month period of 2004. The increase in cash used in investing activities was due primarily to cash paid for the Acquisition in first quarter 2005. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details. Total capital expenditures for the aggregate six-month period of 2005 increased $1.4 million to $3.2 million compared to $1.8 million in the six-month period of 2004. Capital expenditures during second quarter 2005 for the Successor and first quarter 2005 for the Predecessor were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During the aggregate six-month period of 2005, we also had total aggregate capital expenditures financed by debt of $3.3 million relating to information technology upgrades compared to $2.8 million in the six-month period of 2004.

Financing Activities

Total net cash provided by financing activities for the aggregate six-month period of 2005 increased $455.0 million to $454.5 million compared to net cash used in financing activities of $(0.5) million in the six-month period of 2004. The increase in cash provided by financing activities was primarily due to the cash activity surrounding the Acquisition partially offset by net repayments of the revolving credit facility and other long-term debt. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.

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

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 2, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. The Revolver expires March 31, 2010.

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 2, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.9 million and $0.8 million at July 2, 2005 and January 1, 2005, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.2 million for the quarter ended July 2, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million and $0.6 million for the quarters ended April 2, 2005 and July 3, 2004, respectively and a reduction of $0.4 million for the six months ended July 3, 2004.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our and ATD’s compliance with covenants contained in the related indentures governing our and ATD’s notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture, and restrict our and ATD’s ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our and ATD’s abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of net cash provided by (used in) operating activities to Indenture EBITDA:

	Successor	Predecessor
	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005	Six Months Ended July 3, 2004
		(in thousands)
Net cash provided by (used in) operating activities	$(22,084)	$10,356	$2,736
Changes in assets and liabilities	23,902	(13,518)	13,048
Provision for deferred income taxes	1,599	—	(1,077)
Interest expense	13,402	3,682	5,844
Provision for (benefit of) income taxes	(2,317)	(6,620)	7,943
Provision for doubtful accounts	(195)	(279)	(111)
Provision for obsolete inventory	136	(332)	298
Amortization of other assets	(1,386)	(232)	(472)
Stock-based compensation expense	—	(8,584)	—
Transaction expenses	95	28,211	—
Inventory adjustment amortization	4,692	—	—
Other	1,542	1,181	1,945

Indenture EBITDA	$19,386	$13,865	$30,154

Total Indenture EBITDA for the aggregate six-month period of 2005 increased $3.1 million to $33.3 million compared to $30.2 million in the six-month period of 2004. The increase in Indenture EBITDA is due primarily to the increase in sales, partially offset by the increase in selling, general and administrative expenses and the inclusion of an additional week in the first quarter 2004. We estimate the additional week in 2004 reduced Indenture EBITDA by approximately $1.6 million. Also, the first quarter of 2004 benefited from a reduction of our health insurance reserve of $0.9 million. The results for the aggregate six-month period of 2005 have been negatively impacted by approximately $0.4 million due to the timing of certain payroll related expenses that incurred in first quarter 2005 that are typically incurred throughout the year.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under our Revolver, will be adequate to meet our anticipated requirements. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and we may be required to refinance all or a portion of our existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on us.

Income Taxes

As part of the Merger, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of July 2, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million represents the anticipated tax benefits the we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $18.4 million, of which $17.5 million relates to deductions that can be carried back two years for federal income tax purposes. Management has evaluated our deferred tax asset and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, we have not established a valuation allowance against the deferred tax asset. This evaluation considered our historical and long-term expected profitability. Our ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that we will meet our expectation of future taxable income. Changes in expected future income could lead to us to record a valuation allowance against the deferred tax assets.

As a part of the preliminary purchase price allocation, the Successor’s condensed consolidated balance sheet as of July 2, 2005 includes a net non-current deferred tax liability of $80.2 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible identified intangible assets that was recorded during the preliminary purchase price allocation less existing tax deductible intangibles assuming an effective tax rate (see Note 3 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

For the period ended July 2, 2005, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Amended Registration Statement on Form S-4, except for the interest rate risk associated with the Senior Floating Rate Notes issued in connection with the Acquisition. Based on the outstanding balance of the Senior Floating Rate Notes at July 2, 2005, an increase of 1% in interest rate percentages would increase our annual interest expense by $1.4 million.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended July 2, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in legal proceedings involving us since those reported in our Amended Registration Statement on Form S-4.

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

Date: August 16, 2005

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ SCOTT A. DEININGER
Scott A. Deininger Senior Vice President of Finance and Administration (On behalf of the Registrant and as Principal Financial Officer)