Form 10-Q
period 2005-10-01
American Tire Distributors Holdings, Inc.
filed 2005-11-14
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at November 14, 2005: 1,000,000

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets—As of October 1, 2005 (unaudited) for the Successor and January 1, 2005 for the Predecessor	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarter and Six Months Ended October 1, 2005 for the Successor and for the Quarters Ended April 2, 2005 and October 2, 2004 and the Nine Months Ended October 2, 2004 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited)—For the period ended April 2, 2005 for the Predecessor and period ended October 1, 2005 for the Successor	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—For the period from April 2, 2005 through October 1, 2005 for the Successor and for the Quarter Ended April 2, 2005 and Nine Months Ended October 2, 2004 for the Predecessor	7
	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	41

ITEM 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	42

ITEM 6.	Exhibits	42

SIGNATURES		43

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into our business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the impact of adverse weather conditions on our operations, the economy and world events, as well as those items identified under the heading “Risk Factors” in our Amended Registration Statement on Form S-4 filed on September 16, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share data)

	Successor October 1, 2005	Predecessor January 1, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,546	$3,334
Accounts receivable, net of allowance for doubtful accounts of $1,299 and $1,587	144,676	130,683
Inventories	275,464	220,778
Deferred income taxes	20,729	8,890
Income tax receivable	17,473	—
Other current assets	27,308	18,961

Total current assets	492,196	382,646

Property and equipment, net	29,985	24,160
Goodwill	357,430	121,910
Other intangible assets, net	233,242	13,527
Deferred income taxes	—	6,887
Other assets	34,706	7,165

Total assets	$1,147,559	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$246,634	$215,706
Accrued expenses	40,208	30,781
Current maturities of long-term debt	4,077	2,439

Total current liabilities	290,919	248,926

Long-term debt (Note 10)	532,524	231,480
Deferred income taxes	78,622	—
Other liabilities	9,324	8,589
Redeemable preferred stock (Note 11)	17,776	9,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock (Note 12)	—	55,854
Predecessor common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding (Note 13)	—	52
Successor common stock (Note 13)	10	—
Additional paid-in capital	217,990	23,030
Warrants	4,631	1,352
Accumulated deficit	(4,237)	(22,523)

Total stockholders’ equity	218,394	57,765

Total liabilities and stockholders’ equity	$1,147,559	$556,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Quarter Ended October 1, 2005	Six Months Ended October 1, 2005	Quarter Ended April 2, 2005	Quarter Ended October 2, 2004	Nine Months Ended October 2, 2004
Net sales	$388,746	$788,934	$354,339	$330,208	$945,682
Cost of goods sold	320,031	657,066	290,488	269,955	773,329

Gross profit	68,715	131,868	63,851	60,253	172,353
Selling, general and administrative expenses	56,520	111,918	52,653	44,277	130,335
Transaction expenses	—	95	28,211	—	—

Operating income (loss)	12,195	19,855	(17,013)	15,976	42,018
Other income (expense):
Interest expense	(13,443)	(26,845)	(3,682)	(3,552)	(9,395)
Other, net	(24)	(70)	(252)	(103)	(445)

Income (loss) from operations before income taxes	(1,272)	(7,060)	(20,947)	12,321	32,178
Provision (benefit) for income taxes	(508)	(2,823)	(6,620)	4,928	12,871

Net income (loss)	$(764)	$(4,237)	$(14,327)	$7,393	$19,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(dollars in thousands, except share data)

	Preferred Stock (Note 12)		Common Stock (Note 13)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Predecessor balance, January 1, 2005	10,970,926	$55,854	5,161,917	$52	$23,030	$1,352	$(22,523)	$57,765
Net loss	—	—	—	—	—	—	(14,327)	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	(360)	—
Dividends on preferred stock Series D	—	867	—	—	—	—	(867)	—

Predecessor balance, April 2, 2005	10,970,926	57,081	5,161,917	52	23,030	1,352	(38,077)	43,438

Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	38,077	(43,438)
Issuance of common stock	—	—	1,000,000	10	211,490	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	6,500
Net loss	—	—	—	—	—	—	(4,237)	(4,237)

Successor balance, October 1, 2005	—	$—	1,000,000	$10	$217,990	$4,631	$(4,237)	$218,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005	Nine Months Ended October 2, 2004
Cash flows from operating activities:
Net income (loss)	$(4,237)	$(14,327)	$19,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	11,199	1,738	4,174
Amortization of other assets	2,737	232	736
Provision for doubtful accounts	510	279	17
Provision for obsolete inventory	(376)	332	(220)
Provision (benefit) for deferred income taxes	(3,199)	—	1,299
Stock-based compensation expense	—	8,584	—
Change in operating assets and liabilities:
Accounts receivable	(3,685)	(8,541)	(31,585)
Inventories	(37,750)	(12,984)	(27,604)
Other current assets	(2,564)	(9,222)	838
Accounts payable and accrued expenses	(12,347)	46,007	45,656
Other, net	5,251	(1,742)	118

Net cash provided by (used in) operating activities	(44,461)	10,356	12,736

Cash flows from investing activities:
Purchase of property and equipment	(3,574)	(1,574)	(2,829)
Proceeds from sale of property and equipment	107	236	77
Acquisitions, net of cash acquired	(442,714)	—	(59,096)
Other	(300)	(100)	—

Net cash used in investing activities	(446,481)	(1,438)	(61,848)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	4,522	(8,451)	68,576
Payments of other long-term debt	(1,474)	(1,460)	(16,138)
Payments of deferred financing costs	(35,260)	—	(2,089)
Series A preferred stock redemption	(4,800)	(700)	(1,000)
Proceeds from issuance of common stock	211,500	1,862	—
Proceeds from issuance of long-term debt	330,003	—	—
Proceeds from issuance of preferred stock	15,369	—	—
Proceeds from issuance of warrants	4,631
Payment of Series D Senior Notes	(30,506)	—	—
Other	—	—	213

Net cash provided by (used in) financing activities	493,985	(8,749)	49,562

Net increase in cash and cash equivalents	3,043	169	450
Cash and cash equivalents, beginning of period	3,503	3,334	3,326

Cash and cash equivalents, end of period	$6,546	$3,503	$3,776

Supplemental disclosures of cash flow information—
Cash payments for interest	$9,070	$3,944	$8,454

Cash payments for taxes, net	$256	$247	$11,896

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$3,029	$1,338	$3,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company” or the “Successor”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries, or the “Predecessor”, constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment with 73 distribution centers organized along geographic lines into eight regions across the U.S. These regions have been aggregated into one reportable segment.

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

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price of the Acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. This allocation is preliminary and includes a number of estimates which, upon further evaluation, may require modification. Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of the Predecessor and periods after April 2, 2005 reflect the financial position, results of operations, and changes in financial position of Holdings and its subsidiaries (the “Successor”). For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of operations. Cash flow activity for the three-day period from March 31, 2005 through April 2, 2005 is included in the Predecessor’s condensed consolidated statement of cash flows except for cash flow activity related to the Merger, which is shown in the Successor’s condensed consolidated statement of cash flows on April 2, 2005. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three-day period from March 31, 2005 through April 2, 2005.

On August 23, 2005, ATD completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition expanded ATD’s operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the Company’s Amended Registration Statement on Form S-4 and the financial statements and notes included therein. The results of operations for the quarter and aggregate nine months ended October 1, 2005 are not necessarily indicative of the operating results for the full fiscal year.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 1, 2005, April 2, 2005 and October 2, 2004 contain operating results for 13 weeks. The six months ended October 1, 2005 contain operating results for 26 weeks and the nine months ended October 2, 2004 contain operating results for 40 weeks.

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

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”) and certain co-investors and co-sponsors contributed $210.0 million through the purchase of Holdings common stock and certain members of management contributed $8.0 million to the equity of Holdings. In addition, Holdings issued $20.0 million of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings common stock;

•	Holdings issued $4.0 million of Series B preferred stock in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	ATD amended and restated its credit facility, which now consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed $4.8 million of its Series A preferred stock (representing all the outstanding Series A preferred stock). Holders of its Series C and D preferred stock received merger consideration, including accrued dividends, on a common stock equivalent basis of $81.1 million and $191.1 million, respectively;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million that was paid upon redemption, plus accrued interest through the redemption date; these notes were discharged at closing;

•	Fees of $35.3 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as assets in the Successor’s balance sheet and are being amortized over the life of the respective debt;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the Merger Agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.7 million were paid, $8.6 million of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

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

Aggregate enterprise value	$710,000
Transaction costs	2,093

Purchase price	712,093
Add: Liabilities assumed	271,999
Less: Net tangible assets as of the date of acquisition	(463,616)

Excess of purchase price over net tangible assets acquired and liabilities assumed	$520,476

Preliminary allocation of excess purchase price:
Customer lists, noncompete agreements and trademarks (a)	$241,247
Goodwill	356,257
Cash received for interest on Series D senior notes (b)	357
Inventory adjustment	4,692
Non-Current Deferred tax liability (c)	(90,621)
Deferred tax asset (d)	10,113
Fair value adjustment to post retirement medical obligation	(1,569)

Total excess purchase price allocation	$520,476

(a)	Represents the Company’s preliminary assessment of the fair value of its identified intangible assets. The intangible assets represent (i) customer lists valued at $201,367 (amortized over 15 years), (ii) trademarks, technology and intellectual property valued at $39,267 (amortized over 3-15 years) and, (iii) noncompete agreements valued at $613 (amortized over 3-5 years). These allocations may change based on further evaluations that the Company expects to complete prior to the end of the fourth quarter 2005.

(b)	Reflects cash received for the payment of interest on the Series D senior notes through the redemption date (see Note 10 for further information).

(c)	Reflects the non-current deferred tax liability associated with the identified intangible assets ($241,247) less existing tax deductible intangibles of $13,125 and the non-current deferred tax asset associated with the fair value of post retirement medical benefits obligations of $1,569, assuming an effective tax rate of 40%.

(d)	Represents the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from tax deductions that resulted from the Acquisition.

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

4. Goodwill and Other Intangible Assets:

The Acquisition was accounted for as a purchase, in accordance with the provisions of SFAS No. 141, “Business Combinations.” Accordingly, the purchase price of the acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. These estimates are preliminary and are based upon information that was available to management at the time these financial statements were prepared. The purchase price allocations may change based on the Company’s final valuations. The Company fully expects to complete these valuations and the final allocation of the purchase price by the fourth quarter of 2005. During second quarter 2005, the Company recorded an adjustment to goodwill of $0.4 million. This increase was due to $1.6 million of transaction costs that were originally classified as debt issuance costs, partially offset by a reduction of $1.2 million to the fair market value of the Series B preferred stock. During third quarter 2005, the Company recorded an additional $0.3 million adjustment to goodwill that was primarily related to lease reserve adjustments and income tax accruals. The Company also recorded $1.2 million of goodwill in connection with the purchase of Wholesale Tire. As of October 1, 2005, the Company has recorded goodwill of $357.4 million, of which approximately $35.2 million is deductible for income tax purposes.

The Company will perform an initial annual impairment test for the goodwill recorded in connection with the Acquisition in fourth quarter 2005.

Other intangible assets, which represent customer lists, trademarks and noncompete agreements, are being amortized on a straight-line basis over their estimated useful life as shown in the tables below. The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets at October 1, 2005 and January 1, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	Successor October 1, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$201,367	$6,712
Noncompete agreements	3-5	613	142
Trademarks	3-15	39,567	1,451

Total amortizable intangible assets		$241,547	$8,305

Predecessor Company

	Estimated Useful Life (years)	Predecessor January 1, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$12,272	$333
Noncompete agreements	5-7	2,789	2,059
Trademarks	5-15	1,613	755

Total amortizable intangible assets		$16,674	$3,147

The Successor’s estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $4.1 million for the remaining three months in 2005, $16.6 million in 2006, $16.3 million in 2007, $16.0 million in 2008, and $16.0 million in 2009.

5. Recently Issued Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position or results of operations.

6. Stock Options:

As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with APB No. 25 and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. In anticipation of the Merger, vesting of certain stock options was accelerated during the first quarter of 2005. Accordingly, the Company recorded approximately $8.6 million in compensation expense during first quarter 2005 for the excess of the fair value of the common stock over the exercise price of the related option. The $8.6 million of compensation expense is included in transaction expenses in the accompanying Predecessor condensed consolidated statement of operations. The accompanying condensed consolidated statements of operations do not include any additional compensation expense for 2005 or any compensation expense for 2004 as the exercise price of all stock options represented the estimated fair value of the underlying common stock at the date of grant.

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

The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Successor		Predecessor
	Quarter Ended October 1, 2005	Six Months Ended October 1, 2005	Quarter Ended April 2, 2005	Quarter Ended October 2, 2004	Nine Months Ended October 2, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss), as reported	$(764)	$(4,237)	$(14,327)	$7,393	$19,307
Add: Stock-based compensation expense included in net income (loss), net of tax	—	—	5,871	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(289)	(577)	(5,871)	(82)	(380)

Pro forma net income (loss)	$(1,053)	$(4,814)	$(14,327)	$7,311	$18,927

The Predecessor granted options for 268,226 shares in first quarter 2004 and 50,000 shares in third quarter 2004 with an exercise price of $4.25. The weighted average fair value of options granted during the first and third quarter 2004, estimated on the date of grant using the Black-Scholes option pricing model, was $1.40 and $1.54, respectively. The fair value of options granted in the first and third quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98% and 4.48%, respectively, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility. There were no options granted in second quarter 2004.

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

During second quarter 2005, the Company granted options to purchase 143,505 shares of Series A Common Stock with an exercise price of $211.50. The options shall expire no later than 7 years and 30 calendar days from the date of grant. These options vest based on the Company meeting specified performance goals or the occurrence of certain events. None of the options granted in second quarter 2005 are vested as of October 1, 2005. The fair value of options granted during second quarter 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $50.47. The fair value of options granted in second quarter 2005 was determined using the following assumptions: a risk-free interest rate of 3.85%, no dividend yield, expected life of 7 years and 30 calendar days, which equals the terms of the options, and no expected volatility. There were no options granted in third quarter 2005.

7. Shipping and Handling Costs:

Certain company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the Successor, such expenses totaled $19.0 million for the quarter ended October 1, 2005 and $37.2 million for the six months ended October 1, 2005. For the Predecessor, such expenses totaled $17.9 million and $16.3 million for the quarters ended April 2, 2005 and October 2, 2004, respectively and $47.9 million for the nine months ended October 2, 2004. Certain shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

As part of the preliminary purchase price allocation, the carrying value of inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold. In connection with the Acquisition, the Successor has applied a policy whereby costs associated with the initial physical handling of purchased tire inventory to get the inventory ready for sale in the distribution centers are capitalized into inventory. These inventory costs are being accounted for consistently by the Successor and are not expected to have a material effect on the Company’s financial position or results of operations in the future. Inventory as of October 1, 2005 includes approximately $1.7 million of such capitalized inventory costs.

9. Income Taxes:

As part of the Merger, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of October 1, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million represents the anticipated tax benefits the Company expects to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to deductions that can be carried back two years for federal income tax purposes. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, the Company has not established a valuation allowance against the deferred tax asset. This evaluation considered the historical and long-term expected profitability of the Company. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording a valuation allowance against the deferred tax assets.

As part of the preliminary purchase price allocation, the Successor’s condensed consolidated balance sheet as of October 1, 2005 includes a net non-current deferred tax liability of $78.6 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the preliminary purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 40%.

10. Long-term Debt and Other Financing Arrangements:

The following table presents the long-term debt for the Successor at October 1, 2005 and for the Predecessor at January 1, 2005 (in thousands):

	Successor	Predecessor
	October 1, 2005	January 1, 2005
	(Unaudited)
Revolving credit facility	$182,135	$186,065
Series D Senior Notes	—	28,600
Senior Discount Notes	42,618	—
Senior Notes	150,000	—
Senior Floating Rate Notes	140,000	—
Capital lease obligations	14,506	14,787
Other	7,342	4,467

	536,601	233,919
Less—Current maturities	(4,077)	(2,439)

	$532,524	$231,480

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of October 1, 2005, the outstanding Revolver balance was $182.1 million and $79.6 million was available for additional borrowings.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 1, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

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

The Senior Discount Notes will not be redeemable, except as described below, at the option of Holdings prior to April 1, 2007. Thereafter, the Senior Discount Notes will be subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest (if after April 1, 2007). In addition, at any time and from time to time, prior to April 1, 2007, Holdings may redeem up to 35% of the original aggregate principal amount at maturity of the Senior Discount Notes at a redemption price of 113.0% of the accreted value thereof, plus accrued and unpaid additional interest thereon, if any, to the redemption date (subject to the right of holders on the relevant record date to receive additional interest due on the relevant interest payment date), with the net cash proceeds of a public offering of common stock of Holdings; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount at maturity of the Senior Discount Notes issued and (b) the original aggregate principal amount at maturity of any additional Senior Discount Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. Holdings may also, at any time prior to April 1, 2007, upon a change of control of Holdings, redeem all of the Senior Discount Notes at a price equal to 100% of the accreted value of the notes plus accrued additional interest, if any, plus a make whole premium.

On April 1, 2010, if any Senior Discount Notes are outstanding, Holdings will be required to redeem 12.165% of each of the then outstanding Senior Discount Notes’ aggregate accreted value at a redemption price of 100% of the accreted value of the portion of the Senior Discount Notes so redeemed.

On October 4, 2005, Holdings commenced an exchange offer for its privately placed outstanding 13% Senior Discount Notes due 2013 for newly registered 13% Senior Discount Notes due 2013. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. Holdings accepted for exchange $51.5 million aggregate principal amount of the outstanding Senior Discount Notes, representing 100% of the total outstanding Senior Discount Notes. See Note 16 for further information.

Senior Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon of 10.75% and will mature on April 1, 2013. The Senior Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

In addition, at any time and from time to time, prior to April 1, 2008, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Notes issued and (b) the original aggregate principal amount of any additional Senior Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. ATD may also, at any time prior to April 1, 2009, upon a change of control, redeem all of the Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make whole premium.

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding 10.75% Senior Notes due 2013 for newly registered Senior Notes due 2013. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $150.0 million aggregate principal amount of its outstanding Senior Notes, representing approximately 100% of the total outstanding Senior Notes. See Note 16 for further information.

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 9.34% for the period beginning on March 31, 2005 and ending June 30, 2005 and 9.73% for the period beginning on July 1, 2005 and ending September 30, 2005. For the period of October 1, 2005 through December 31, 2005, the interest rate on the Senior Floating Rate Notes will be 10.26%. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

In addition, at any time and from time to time, prior to April 1, 2007, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 100% of the principal amount thereof, plus a premium per $1,000 amount of such notes equal to the then-current interest rate on the Senior

Floating Rate Notes (expressed as a percentage) multiplied by $1,000, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Floating Rate Notes issued and (b) the original aggregate principal amount of any additional Senior Floating Rate Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. ATD may also, at any time prior to April 1, 2007, upon a change of control, redeem all of the Senior Floating Rate Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make whole premium.

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding Senior Floating Rate Notes due 2012 for newly registered Senior Floating Rate Notes due 2012. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $43.6 million aggregate principal amount of the outstanding Senior Floating Rate Notes, representing approximately 31% of the total outstanding Senior Floating Rate Notes. See Note 16 for further information.

Capital Lease Obligations

As of October 1, 2005, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of ATD’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Debt Maturities

Aggregate annual maturities of long-term debt at October 1, 2005, are as follows (in thousands):

Year Ending December:
2005 (remainder)	$1,363
2006	3,734
2007	1,746
2008	501
2009	77
Thereafter	529,180

$536,601

Derivative Instruments

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 1, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, ATD recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that ATD would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.8 million at October 1, 2005 and January 1, 2005, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.1 million for the quarter ended October 1, 2005 and $0.2 million for the six months ended October 1, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million and an increase in interest expense of $0.1 million for the quarters ended April 2, 2005 and October 2, 2004, respectively, and a reduction in interest expense of $0.3 million for the nine months ended October 2, 2004. On October 6, 2005, ATD terminated this interest rate swap agreement and received proceeds of $0.8 million (See Note 16 for further information).

On October 11, 2005 and in connection with the termination of the Swap discussed above, ATD entered into an interest rate swap agreement (“New Swap”) with Bank of America, N.A. to manage exposure to fluctuations in interest rates (See Note 16 for further information).

11. Redeemable Preferred Stock:

The following table presents the issued and outstanding redeemable preferred stock for the Successor at October 1, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	October 1, 2005	January 1, 2005
	(Unaudited)
Redeemable preferred stock Series A—4% cumulative; 7,000 shares authorized; 0 and 5,500 shares issued and outstanding, respectively	$—	$5,500
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	2,186	4,035
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	15,590	—

Total redeemable preferred stock	$17,776	$9,535

In January 2005, the Predecessor redeemed 700 shares of the Series A preferred stock for $0.7 million. In connection with the Merger and on the date thereof, the Company redeemed the remaining 4,800 shares of Series A preferred stock for $4.8 million.

In connection with the Merger and on the date thereof, Holdings issued $4.0 million of Series B preferred stock in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of October 1, 2005, the stated value of the Series B preferred stock, as determined by the holder of the preferred stock, was $2.2 million. The Company recorded $1.2 million of the reduction to goodwill, as part of the continuing evaluation of the purchase price allocation.

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

12. Preferred Stock:

The following table presents the issued and outstanding preferred stock for the Successor at October 1, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	October 1, 2005	January 1, 2005
	(Unaudited)
Preferred stock Series C—12% cumulative; 1,333,334 shares authorized, issued and outstanding	$—	$17,400
Preferred stock Series D—12% cumulative; 9,637,592 shares authorized, issued and outstanding	—	38,454

Total preferred stock	$—	$55,854

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
October 1, 2005
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

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $1.5 million during third quarter 2005 and $3.0 million during the six months ended October 1, 2005.

15. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of October 1, 2005, total obligations of the Company as guarantor on these leases is approximately $10.4 million extending over 14 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $9.9 million. A provision has been made for the net present value of the estimated shortfall.

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

16. Subsequent Event:

Exchange Offer

On October 4, 2005, Holdings commenced an exchange offer for its privately placed outstanding 13% Senior Discount Notes due 2013 for newly registered 13% Senior Discount Notes due 2013 and ATD commenced an exchange offer for its privately placed outstanding Senior Floating Rate Notes due 2012 and

10.75% Senior Notes due 2013 for newly registered Senior Floating Rate Notes due 2012 and 10.75% Senior Notes due 2013, respectively. These exchange offers, which are required by the registration rights agreements for the outstanding privately placed notes, are being made pursuant to a prospectus dated October 4, 2005.

The terms of the new notes will be substantially identical to the terms of the outstanding notes, except that certain transfer restrictions and registration rights provisions relating to the outstanding notes do not apply to the new notes, which will be registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m. EST on November 2, 2005. Holdings accepted for exchange $51.5 million aggregate principal amount of the outstanding Senior Discount Notes, representing 100% of the total outstanding Senior Discount Notes. ATD accepted for exchange $43.6 million aggregate principal amount of the outstanding Senior Floating Rate Notes and $150.0 million aggregate principal amount of its outstanding Senior Notes, representing approximately 31% and 100% of the total outstanding Senior Floating Rate Notes and outstanding Senior Notes, respectively.

Derivative Instruments

On October 11, 2005, ATD entered into an interest rate swap agreement (“New Swap”) with Bank of America, N.A. to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The New Swap in place covers a notional amount of $85.0 million of indebtedness at a fixed interest rate of 4.79% and expires on September 30, 2010. The New Swap has been designated for hedge accounting treatment.

On October 6, 2005 and in connection with the New Swap discussed above, ATD terminated an interest rate swap contract, which had been entered into with Bank of America, N.A. on June 6, 2003, receiving proceeds of $0.8 million (See Note 10 for further information).

17. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Predecessor for periods prior to April 2, 2005 and the financial position, results of operations, and cash flows of the Successor for the period April 2, 2005 through October 1, 2005.

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

20

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed consolidating balance sheets as of October 1, 2005 for the Successor and January 1, 2005 for the Predecessor, are as follows:

	Successor As of October 1, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75	$4,206	$2,265	$—	$6,546
Accounts receivable, net	—	98,361	46,315	—	144,676
Inventories	—	169,242	106,222	—	275,464
Other current assets	351	63,893	1,266	—	65,510

Total current assets	426	335,702	156,068	—	492,196

Property and equipment, net	—	24,592	5,393	—	29,985
Goodwill and other intangible assets, net	—	589,028	1,644	—	590,672
Investment in subsidiaries	278,668	122,590	—	(401,258)	—
Other assets	2,592	31,468	646	—	34,706

Total assets	$281,686	$1,103,380	$163,751	$(401,258)	$1,147,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$243,033	$3,601	$—	$246,634
Accrued expenses	—	36,953	3,255	—	40,208
Current maturities of long-term debt	—	4,029	48	—	4,077
Intercompany payables (receivables)	2,090	(32,481)	30,391	—	—

Total current liabilities	2,090	251,534	37,295	—	290,919

Long-term debt	42,618	489,785	121	—	532,524
Deferred income taxes	—	78,616	6	—	78,622
Other liabilities	808	4,777	3,739	—	9,324
Redeemable preferred stock	17,776	—	—	—	17,776
Stockholders’ equity:
Intercompany investment	—	280,622	113,244	(393,866)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(4,237)	(1,954)	9,346	(7,392)	(4,237)

Total stockholders’ equity	218,394	278,668	122,590	(401,258)	218,394

Total liabilities and stockholders’ equity	$281,686	$1,103,380	$163,751	$(401,258)	$1,147,559

	Predecessor As of January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,509	$825	$—	$3,334
Accounts receivable, net	—	91,889	38,794	—	130,683
Inventories	—	142,889	77,889	—	220,778
Other current assets	—	26,638	1,213	—	27,851

Total current assets	—	263,925	118,721	—	382,646

Property and equipment, net	—	18,706	5,454	—	24,160
Goodwill and other intangible assets, net	—	50,977	84,460	—	135,437
Investment in subsidiaries	—	123,096	—	(123,096)	—
Other assets	—	13,258	794	—	14,052

Total assets	$—	$469,962	$209,429	$(123,096)	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,305	$5,401	$—	$215,706
Accrued expenses	—	26,648	4,133	—	30,781
Current maturities of long-term debt	—	2,359	80	—	2,439
Intercompany payables (receivables)	—	(72,246)	72,246	—	—

Total current liabilities	—	167,066	81,860	—	248,926

Long-term debt	—	231,455	25	—	231,480
Other liabilities	—	4,141	4,448	—	8,589
Redeemable preferred stock	—	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	—	108,785	(108,785)	—
Preferred stock	—	55,854	—	—	55,854
Common stock	—	52	—	—	52
Additional paid-in capital	—	23,030	—	—	23,030
Warrants	—	1,352	—	—	1,352
Accumulated deficit	—	(22,523)	14,311	(14,311)	(22,523)

Total stockholders’ equity	—	57,765	123,096	(123,096)	57,765

Total liabilities and stockholders’ equity	$—	$469,962	$209,429	$(123,096)	$556,295

Condensed consolidating statements of operations for the quarters ended October 1, 2005 for the Successor and October 2, 2004 for the Predecessor are as follows:

	Successor For the Quarter Ended October 1, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$254,780	$133,966	$—	$388,746
Cost of goods sold	—	209,796	110,235	—	320,031

Gross profit	—	44,984	23,731	—	68,715
Selling, general and administrative expenses	1	41,348	15,171	—	56,520

Operating income (loss)	(1)	3,636	8,560	—	12,195
Other income (expense):
Interest expense	(1,911)	(11,530)	(2)	—	(13,443)
Other, net	—	(59)	35	—	(24)
Equity earnings of subsidiaries	383	5,089	—	(5,472)	—

Income (loss) from operations before income taxes	(1,529)	(2,864)	8,593	(5,472)	(1,272)
Provision (benefit) for income taxes	(765)	(3,247)	3,504	—	(508)

Net income (loss)	$(764)	$383	$5,089	$(5,472)	$(764)

	Predecessor For the Quarter Ended October 2, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$215,497	$114,711	$—	$330,208
Cost of goods sold	—	175,191	94,764	—	269,955

Gross profit	—	40,306	19,947	—	60,253
Selling, general and administrative expenses	—	31,441	12,836	—	44,277

Operating income	—	8,865	7,111	—	15,976
Other income (expense):
Interest expense	—	(3,545)	(7)	—	(3,552)
Other, net	—	(208)	105	—	(103)
Equity earnings of subsidiaries	—	4,326	—	(4,326)	—

Income from operations before income taxes	—	9,438	7,209	(4,326)	12,321
Provision for income taxes	—	2,045	2,883	—	4,928

Net income	$—	$7,393	$4,326	$(4,326)	$7,393

Condensed consolidating statements of operations for the six months ended October 1, 2005 for the Successor and quarter ended April 2, 2005 and nine months ended October 2, 2004 for the Predecessor are as follows:

	Successor For the Six Months Ended October 1, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$525,236	$263,698	$—	$788,934
Cost of goods sold	—	438,816	218,250	—	657,066

Gross profit	—	86,420	45,448	—	131,868
Selling, general and administrative expenses	3	82,195	29,720	—	111,918
Transaction expenses	—	95	—	—	95

Operating income (loss)	(3)	4,130	15,728	—	19,855
Other income (expense):
Interest (expense) income	(3,802)	(23,045)	2	—	(26,845)
Other, net	—	(201)	131	—	(70)
Equity earnings of subsidiaries	(1,954)	9,346	—	(7,392)	—

Income (loss) from operations before income taxes	(5,759)	(9,770)	15,861	(7,392)	(7,060)
Provision (benefit) for income taxes	(1,522)	(7,816)	6,515	—	(2,823)

Net income (loss)	$(4,237)	$(1,954)	$9,346	$(7,392)	$(4,237)

	Predecessor For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	?	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)
Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

	Predecessor For the Nine Months Ended October 2, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$652,212	$293,470	$—	$945,682
Cost of goods sold	—	531,295	242,034	—	773,329

Gross profit	—	120,917	51,436	—	172,353
Selling, general and administrative expenses	—	95,365	34,970	—	130,335

Operating income	—	25,552	16,466	—	42,018
Other income (expense):
Interest expense	—	(9,386)	(9)	—	(9,395)
Other, net	—	(690)	245	—	(445)
Equity earnings of subsidiaries	—	10,022	—	(10,022)	—

Income from operations before income taxes	—	25,498	16,702	(10,022)	32,178
Provision for income taxes	—	6,191	6,680	—	12,871

Net income	$—	$19,307	$10,022	$(10,022)	$19,307

Condensed consolidating statements of cash flows for the period from April 2, 2005 through October 1, 2005 for the Successor and for the quarter ended April 2, 2005 and nine months ended October 2, 2004 for the Predecessor are as follows:

	Successor For the period from April 2, 2005 through October 1, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,237)	$(1,954)	$9,346	$(7,392)	$(4,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	158	12,825	953	—	13,936
Provision for doubtful accounts	—	309	201	—	510
Provision for obsolete inventory	—	(281)	(95)	—	(376)
Provision for deferred income taxes	—	(3,199)	—	—	(3,199)
Equity earnings of subsidiaries	1,954	(9,346)	—	7,392	—
Change in operating assets and liabilities:
Accounts receivable	—	(163)	(3,522)	—	(3,685)
Inventories	—	(16,492)	(21,258)	—	(37,750)
Other current assets	(73)	(2,304)	(187)	—	(2,564)
Accounts payable and accrued expenses	—	(13,149)	802	—	(12,347)
Other, net	3,260	2,667	(676)	—	5,251

Net cash provided by (used in) operations	1,062	(31,087)	(14,436)	—	(44,461)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,660)	(914)	—	(3,574)
Proceeds from sale of property and equipment	—	54	53	—	107
Acquisition	—	(442,941)	227	—	(442,714)
Other	—	(300)	—	—	(300)
Intercompany	(1,053)	(16,191)	17,244	—	—

Net cash provided by (used in) investing activities	(1,053)	(462,038)	16,610	—	(446,481)

Cash flows from financing activities:
Net proceeds from revolving credit facility	—	4,522	—	—	4,522
Payments of other long-term debt	—	(1,400)	(74)	—	(1,474)
Payments of deferred financing costs	(1,310)	(33,950)	—	—	(35,260)
Series A preferred stock redemption	—	(4,800)	—	—	(4,800)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Payment of Series D Senior Notes	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by (used in) financing activities	66	493,993	(74)	—	493,985

Net increase in cash and cash equivalents	75	868	2,100	—	3,043
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$4,206	$2,265	$—	$6,546

	Predecessor For the Quarter Ended April 2, 2005 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Provision for obsolete inventory	—	248	84	—	332
Stock-based compensation expense	—	8,584	—	—	8,584
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in operating assets and liabilities:
Accounts receivable	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,828)	(3,156)	—	(12,984)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	53,180	(7,173)	—	46,007
Other, net	—	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) operations	—	17,322	(6,966)	—	10,356

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Net repayments of revolving credit facility	—	(8,451)	—	—	(8,451)
Payments of other long-term debt	—	(1,460)	—	—	(1,460)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,749)	—	—	(8,749)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of period	—	2,509	825	—	3,334

Cash and cash equivalents, end of period	$—	$3,338	$165	$—	$3,503

	Predecessor For the Nine Months Ended October 2, 2004 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$19,307	$10,022	$(10,022)	$19,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	3,565	1,345	—	4,910
Provision for doubtful accounts	—	61	(44)	—	17
Provision for obsolete inventory	—	(160)	(60)	—	(220)
Provision for deferred income taxes	—	1,299	—	—	1,299
Equity earnings of subsidiaries	—	(10,022)	—	10,022	—
Change in operating assets and liabilities:
Accounts receivable	—	(20,427)	(11,158)	—	(31,585)
Inventories	—	(19,815)	(7,789)	—	(27,604)
Other current assets	—	1,046	(208)	—	838
Accounts payable and accrued expenses	—	51,961	(6,305)	—	45,656
Other, net	—	277	(159)	—	118

Net cash provided by (used in) operating activities	—	27,092	(14,356)	—	12,736

Cash flows from investing activities:
Purchase of property and equipment	—	(2,234)	(595)	—	(2,829)
Proceeds from sale of property and equipment	—	50	27	—	77
Acquisitions, net of cash acquired	—	(59,220)	124	—	(59,096)
Intercompany	—	(19,209)	19,209	—	—

Net cash provided by (used in) investing activities	—	(80,613)	18,765	—	(61,848)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	—	72,505	(3,929)	—	68,576
Payments of other long-term debt	—	(15,934)	(204)	—	(16,138)
Payments of deferred financing cost	—	(2,089)	—	—	(2,089)
Series A preferred stock redemption	—	(1,000)	—	—	(1,000)
Other	—	213	—	—	213

Net cash provided by (used in) financing activities	—	53,695	(4,133)	—	49,562

Net increase in cash and cash equivalents	—	174	276	—	450
Cash and cash equivalents, beginning of period	—	3,295	31	—	3,326

Cash and cash equivalents, end of period	$—	$3,469	$307	$—	$3,776

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

On August 23, 2005, ATD completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Our acquisition of ATD was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets will result in increased amortization charges in future periods. Intangible asset amortization expense for the remainder of 2005 is expected to be approximately $4.1 million. Based on preliminary estimates, which are subject to revision, we increased the carrying value of inventory by $4.7 million. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold. We also recorded significant transaction-related expenses during the quarter when the Acquisition closed, including $20.0 million of compensation expense relating to payment of various bonuses and the acceleration of certain management stock option vesting schedules, as well as $8.2 million of seller transaction costs and other acquisition related expenses. In addition, our interest expense will increase significantly as a result of the Acquisition due to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes, which is expected to increase interest expense for 2005 by approximately $26.3 million based on current interest rates. As part of the Acquisition, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. Our balance sheet reflects a current deferred tax asset of $20.7 million, of which $10.1 million reflects the anticipated tax benefits we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to deductions that can be carried back two years for federal income tax purposes. We expect to receive the income tax receivable in first quarter 2006.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 1, 2005, April 2, 2005, and October 2, 2004 contain operating results for 13 weeks. The six months ended October 1, 2005 contain operating results for 26 weeks and the nine months ended October 2, 2004 contain operating results for 40 weeks.

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

The industry has recently experienced growth from an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles, such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 18.3% from 2003 to 2004. While the recent trend in higher gas prices, due to increased oil prices as well as storm related disruptions to gasoline production, has impacted new car sales, we expect the sales growth in high and ultra-high performance and larger rim diameter tires to continue, driven by car replacement cycles that are currently in excess of seven years. We expect the trend of selling more high and ultra-high performance tires as well as larger rim diameter tires to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 73.6% of our total net sales for the quarter ended October 1, 2005. The remainder of net sales is derived from other tire sales (14.2%), custom wheels (6.6%), automotive service equipment (3.4%), and other products (2.1%). We sell our products to a variety of customers and geographic markets.

We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. During fiscal 2005, we acquired Wholesale Tire, representing approximately $18 million in annual net sales, which expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. During fiscal 2004, we successfully acquired and integrated two businesses representing approximately $160 million in annual net sales. The acquisition of Big State expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased margins.

We are currently in the process of further enhancing our pricing discipline and expense control through a strategic segmentation of our customer base. This initiative is expected to provide incentives for smaller customers to provide us with a larger share of their business.

Results of Operations

Successor Quarter Ended October 1, 2005 Compared to Predecessor Quarter Ended October 2, 2004

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Successor	Predecessor	Period Over Period Change	Period Over Period Percentage Change	Successor	Predecessor
	For the Quarter Ended October 1, 2005	For the Quarter Ended October 2, 2004			Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	October 1, 2005	October 2, 2004
	(Unaudited)	(Unaudited)
Net sales	$388,746	$330,208	$58,538	17.7%	100.0%	100.0%
Cost of goods sold	320,031	269,955	(50,076)	(18.5)	82.3	81.8

Gross profit	68,715	60,253	8,462	14.0	17.7	18.2
Selling, general and administrative expenses	56,520	44,277	(12,243)	(27.7)	14.5	13.4

Operating income	12,195	15,976	(3,781)	(23.7)	3.1	4.8
Other income (expense):
Interest expense	(13,443)	(3,552)	(9,891)	(278.5)	(3.5)	(1.1)
Other, net	(24)	(103)	79	76.7	—	—

Income (loss) from operations before income taxes	(1,272)	12,321	(13,593)	(110.3)	(0.3)	3.7
Provision (benefit) for income taxes	(508)	4,928	5,436	110.3	(0.1)	1.5

Net income (loss)	$(764)	$7,393	$(8,157)	(110.3)%	(0.2)%	2.2%

Net Sales

The increase in net sales in third quarter 2005 is primarily attributable to an increase in unit sales of passenger, light truck and medium truck tires of $26.6 million, which includes the impact of the Target Tire acquisition and sales from the operations of Big State. The operations acquired from Big State accounted for $12.6 million of the increase. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Improved product mix, as well as manufacturer price increases that were part of an overall industry increase are also contributing to our increase in sales. The operations acquired from Wholesale Tire attributed $2.2 million to third quarter 2005 sales.

Gross Profit

The increase in gross profit in third quarter 2005 is primarily due to increased sales resulting from higher volume, the acquisitions of Big State and Target Tire in third quarter 2004 and from higher average per unit selling prices. The decrease in gross profit as a percentage of sales of 0.5% is primarily due to various sales promotions that were offered during the quarter. These promotions have helped to drive unit sales but have been dilutive to our gross margin percentages. The acquisition of Wholesale Tire did not have a material impact on gross profit.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations described above. The acquisition of Big State accounted for approximately $2.0 million of the $12.2 million increase. Amortization expense increased $3.9 million as a result of customer list and tradename intangible assets that were recorded in connection with the Acquisition. Employee related expenses increased $1.9 million primarily due to costs associated with an increase in the employee headcount that was due in part to the Target Tire acquisition. Other operating expenses increased $1.5 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs are also continuing to have a negative impact on our delivery costs.

Interest Expense

The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which together accounted for approximately $8.8 million of the increase.

Provision (Benefit) for Income Taxes

We recognized an income tax benefit of $0.5 million in third quarter 2005 due primarily to the increase in interest expense discussed above, which generated a pre-tax loss of $1.3 million. During third quarter 2004, we recognized an income tax provision of $4.9 million. The effective tax rate in each quarter was approximately 40%.

Net Income (loss)

The decrease in net income is due primarily to the increase in interest and selling, general and administrative expense, partially offset by an increase in the income tax benefit.

Six Months Ended October 1, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor Compared to the Nine Months Ended October 2, 2004 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor six-month period ended October 1, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, the combined results of operations for the Predecessor quarter ended April 2, 2005 and Successor six-month period ended October 1, 2005 are compared to the nine-month Predecessor period ended October 2, 2004. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Six Months Ended October 1, 2005	For the Quarter Ended April 2, 2005	For the Nine Months Ended October 2, 2004	Results as a Percentage of Net Sales for Each Period
				October 1, 2005	April 2, 2005	October 2, 2004
	(Unaudited)	(Unaudited)
Net sales	$788,934	$354,339	$945,682	100.0%	100.0%	100.0%
Cost of goods sold	657,066	290,488	773,329	83.3	82.0	81.8

Gross profit	131,868	63,851	172,353	16.7	18.0	18.2
Selling, general and administrative expenses	111,918	52,653	130,335	14.2	14.8	13.8
Transaction expenses	95	28,211	—	—	8.0	—

Operating income (loss)	19,855	(17,013)	42,018	2.5	(4.8)	4.4
Other income (expense):
Interest expense	(26,845)	(3,682)	(9,395)	(3.4)	(1.0)	(1.0)
Other, net	(70)	(252)	(445)	—	(0.1)	—

Income (loss) from operations before income taxes	(7,060)	(20,947)	32,178	(0.9)	(5.9)	3.4
Provision (benefit) for income taxes	(2,823)	(6,620)	12,871	(0.4)	(1.9)	1.4

Net income (loss)	$(4,237)	$(14,327)	$19,307	(0.5)%	(4.0)%	2.0%

Net Sales

Total net sales for the aggregate nine-month period of 2005 increased $197.6 million to $1,143.3 million from $945.7 million in the nine-month period of 2004. The increase is primarily attributable to an increase in unit sales of passenger, light truck and medium truck tires of $120.8 million, which includes the impact of the Target Tire acquisition, and sales from the operations of Big State. The operations acquired from Big State accounted for an increase of $48.6 million in net sales. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Higher average per unit selling prices, that are a result of manufacturer price increases that were part of an overall industry increase, have also contributed to the increase in sales. The inclusion of an additional week of sales in first quarter 2004 of approximately $19.0 million offsets the increases noted above.

Gross Profit

Gross profit increased $23.3 million to $195.7 million for the aggregate nine-month period of 2005 from $172.4 million for the nine-month period of 2004. This increase is primarily due to increased sales resulting from higher unit sales volume, the acquisitions of Big State and Target Tire and from higher average per unit selling prices. The increase in gross profit was partially offset by an increase in cost of goods sold due to the amortization of $4.7 million of inventory adjustment that was recorded in connection with the Acquisition (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Gross profit as a percentage of sales decreased 1.1 percentage points from 18.2% in the nine-month period of 2004 to 17.1% in the aggregate nine-month period of 2005. The decrease is primarily due to the inventory adjustment amortization discussed above. In addition, various sales promotions that were offered during 2005 have helped to drive unit sales but have been dilutive to our gross margin percentages.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the aggregate nine-month period of 2005 increased $34.3 million to $164.6 million from $130.3 million in the nine-month period of 2004. The increase is due, in part, to the inclusion of acquired operations. We cannot determine the precise effect on selling, general and administrative expenses for the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. The acquisition of Big State accounted for approximately $8.4 million of the $34.3 million increase. Employee related expenses increased $7.8 million primarily due to incentive based compensation associated with an increase in sales and profits and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Amortization expense increased $8.1 million as a result of customer list and tradename intangible assets that were recorded in connection with the Acquisition. Other operating expenses increased $3.0 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs are also continuing to have a negative impact on our delivery costs. The inclusion of an additional week in first quarter 2004 partially offsets the increases noted above.

Transaction Expenses

In connection with the Merger, the Predecessor incurred $28.3 million of transaction expenses in the aggregate nine-month period of 2005 that related to change in control and bonus payments, stock option fair market value adjustments for accelerated vesting, and payment of ATD’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services in connection with the Merger that cannot be included in purchase accounting.

Interest Expense

Total interest expense for the aggregate nine-month period of 2005 increased $21.1 million to $30.5 million from $9.4 million in the nine-month period of 2004. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $17.4 million of the increase. In addition, the Successor recorded additional interest expense relating to the change in fair value of the interest rate swap agreement of $0.2 million in the six-month period ended October 1, 2005 and the Predecessor recorded a net reduction in interest expense of $0.2 million in first quarter 2005 as compared to a net reduction of $0.3 million in interest expense recorded by the Predecessor in the nine-month period of 2004.

Interest expense for the aggregate nine-month period of 2005 of $30.5 million exceeds cash payments for interest during the same period of $13.0 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes as well as interest accrued but not yet paid.

Provision (Benefit) for Income Taxes

The Successor recognized an income tax benefit of $2.8 million in the six-month period ended October 1, 2005 based on a pre-tax loss of $7.1 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. During the nine-month period of 2004, the Predecessor recognized an income tax provision of $12.9 million. The effective tax rate for the six-month period ended October 1, 2005 was approximately 40% for the Successor, approximately 32% for first quarter 2005 for the Predecessor, and approximately 40% for the nine-month period of 2004 for the Predecessor.

Net Income (loss)

Total aggregate net income for the nine-month period of 2005 decreased $37.9 million to $(18.6) million from $19.3 million in the nine-month period of 2004. The decrease in net income is due primarily to transaction expenses and higher interest expenses incurred in connection with the Merger as well as a less favorable profit margin due in part to the adjustment in basis of our inventory. In addition, first quarter 2004 included an additional week of business activity. The decrease in net income was partially offset by an increase in the income tax benefit.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. For more information please see the discussion of critical accounting policies and estimates in our Amended Registration Statement on Form S-4 filed on September 16, 2005. During the quarter and aggregate nine months ended October 1, 2005, there was no change in our critical accounting policies.

Liquidity and Capital Resources

At October 1, 2005, our combined net indebtedness (net of cash) was $530.1 million compared to $230.6 million at January 1, 2005, an increase of $299.5 million. The increase is due primarily to the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition (see Note 10 in the Notes to Condensed Consolidated Financial Statements included under Item 1 of this report). Total commitments by the lenders under our revolving credit facility (“Revolver”) were $300.0 million at October 1, 2005, of which $182.1 million was outstanding and $79.6 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the Revolver agreement.

The following table summarizes the cash flows for the period from April 2, 2005 through October 1, 2005 for the Successor and for the quarter ended April 2, 2005 and nine months ended October 2, 2004 for the Predecessor (in thousands):

	Successor	Predecessor
	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005	Nine Months Ended October 2, 2004
Cash provided by (used in) operating activities	$(44,461)	$10,356	$12,736
Cash used in investing activities	(446,481)	(1,438)	(61,848)
Cash provided by (used in) financing activities	493,985	(8,749)	49,562

Net increase in cash and cash equivalents	3,043	169	450
Cash and cash equivalents, beginning of year	3,503	3,334	3,326

Cash and cash equivalents, end of year	$6,546	$3,503	$3,776

Cash payments for interest	$9,070	$3,944	$8,454
Cash payments for taxes, net	$256	$247	$11,896
Capital expenditures financed by debt	$3,029	$1,338	$3,391

Operating Activities

Total net cash used in operating activities for the aggregate nine-month period of 2005 increased $46.8 million to $(34.1) million compared to net cash provided by operating activities of $12.7 million in the nine-month period of 2004. The increase in cash used in operating activities was primarily due to cash payments of $31.7 million made in connection with the Acquisition (see Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details), as well as a decrease in our profitability and an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire in third quarter 2004 and Wholesale Tire in third quarter 2005. Net working capital for the Successor at October 1, 2005, totaled $201.3 million compared to $133.7 million for the Predecessor at January 1, 2005, an increase of $67.6 million. This increase primarily relates to the income tax receivable, prepaid management advisory fees and deferred financing costs recorded in connection with the Acquisition (see Notes 3 and 9 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information) as well as an increase in inventory. The increase in inventory is primarily in response to announced future and expected price increases by the tire manufacturers as well as to protect our supply position from potential supply shortages of raw materials announced by tire manufacturers in the wake of recent storm activity. The acquisition of Wholesale Tire resulted in $3.9 million of additional inventory.

Investing Activities

Total net cash used in investing activities increased $386.1 million to $447.9 million in the aggregate nine-month period of 2005 compared to $61.8 million in the corresponding nine-month period of 2004. The increase in cash used in investing activities was due primarily to cash paid for the Acquisition in first quarter 2005 (See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details) and the acquisition of Wholesale Tire in third quarter 2005. Total capital expenditures for the aggregate nine-month period of 2005 increased $2.3 million to $5.1 million compared to $2.8 million in the corresponding nine-month period of 2004. Capital expenditures during the period from April 2, 2005 through October 1, 2005 for the Successor and first quarter 2005 for the Predecessor were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During the aggregate nine-month period of 2005, we also had total aggregate capital expenditures financed by debt of $4.4 million relating to information technology upgrades compared to $3.4 million in the corresponding nine-month period of 2004.

Financing Activities

Total net cash provided by financing activities for the aggregate nine-month period of 2005 increased $435.6 million to $485.2 million compared to $49.6 million in the corresponding nine-month period of 2004. The increase in cash provided by financing activities was primarily due to the cash activity surrounding the Acquisition. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.

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

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 1, 2005). Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

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

During the second quarter 2003, ATD entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 1, 2005, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, ATD recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that ATD would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.8 million at October 1, 2005 and January 1, 2005, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.1 million for the quarter ended October 1, 2005 and $0.2 million for the six months ended October 1, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million and an increase in interest expense of $0.1 million for the quarters ended April 2, 2005 and October 2, 2004, respectively, and a reduction in interest expense of $0.3 million for the nine months ended October 2, 2004. On October 6, 2005, ATD terminated this interest rate swap agreement and received proceeds of $0.8 million (See Note 16 in the Notes to Condensed Consolidated Financial Statements included under Item 1 of this report).

On October 11, 2005 and in connection with the termination of the Swap discussed above, ATD entered into an interest rate swap agreement (“New Swap”) with Bank of America, N.A. to manage exposure to fluctuations in interest rates (See Note 16 in the Notes to Condensed Consolidated Financial Statements included under Item 1 of this report). The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The New Swap in place covers a notional amount of $85.0 million of indebtedness at a fixed interest rate of 4.79% and expires on September 30, 2010. The New Swap has been designated for hedge accounting treatment.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our, and ATD’s, compliance with covenants contained in the related indentures governing our, and ATD’s, notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture, and restrict our, and ATD’s, ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our, and ATD’s, abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of net cash provided by (used in) operating activities to Indenture EBITDA:

	Successor	Predecessor
	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005	Nine Months Ended October 2, 2004
		(in thousands)
Net cash provided by (used in) operating activities	$(44,461)	$10,356	$12,736
Changes in assets and liabilities	51,095	(13,518)	12,577
Provision for deferred income taxes	3,199	—	(1,299)
Interest expense	26,845	3,682	9,395
Provision for (benefit of) income taxes	(2,823)	(6,620)	12,871
Provision for doubtful accounts	(510)	(279)	(17)
Provision for obsolete inventory	376	(332)	220
Amortization of other assets	(2,737)	(232)	(736)
Stock-based compensation expense	—	(8,584)	—
Transaction expenses	95	28,211	—
Inventory adjustment amortization	4,692	—	—
Other	3,249	1,181	2,348

Indenture EBITDA	$39,020	$13,865	$48,095

Total Indenture EBITDA for the aggregate nine-month period of 2005 increased $4.8 million to $52.9 million compared to $48.1 million in the corresponding nine-month period of 2004. The increase in Indenture EBITDA is due primarily to the increase in sales, partially offset by the increase in selling, general and administrative expenses and the inclusion of an additional week in the first quarter 2004. We estimate the additional week in 2004 reduced Indenture EBITDA by approximately $1.6 million. The acquired operations of Wholesale Tire did not have a material impact on Indenture EBITDA.

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

Income Taxes

As part of the Merger, we generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of October 1, 2005 reflects a current deferred tax asset of $20.7 million, of which $10.1 million represents the anticipated tax benefits that we expect to achieve in 2005 and 2006 from such tax deductions and an income tax receivable of $17.5 million relating to deductions that can be carried back two years for federal income tax purposes. We expect to receive the income tax receivable in first quarter 2006. Management has evaluated our deferred tax asset and has concluded that the realizability of the deferred tax asset is more likely than not. Therefore, we have not established a valuation allowance against the deferred tax asset. This evaluation considered our historical and long-term expected profitability. Our ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that we will meet our expectation of future taxable income. Changes in expected future income could lead to us to record a valuation allowance against the deferred tax assets.

As a part of the preliminary purchase price allocation, the Successor’s condensed consolidated balance sheet as of October 1, 2005 includes a net non-current deferred tax liability of $78.6 million. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that was recorded during the preliminary purchase price allocation less existing tax deductible intangibles assuming an effective tax rate of 40% (see Note 3 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information).

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption SFAS No. 151 to have a material impact on our consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

For the period ended October 1, 2005, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Amended Registration Statement on Form S-4, except for the interest rate risk associated with the Senior Floating Rate Notes issued in connection with the Acquisition. Based on the outstanding balance of the Senior Floating Rate Notes at October 1, 2005, an increase of 1% in interest rate percentages would increase our annual interest expense by $1.4 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Principal Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Quarterly Report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended October 1, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in our legal proceedings since those reported in our Amended Registration Statement on Form S-4.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ WILLIAM E. BERRY
William E. Berry President and Chief Operating Officer (On behalf of the Registrant and as Principal Financial Officer)