Form 10-K
period 2005-12-31
American Tire Distributors Holdings, Inc.
filed 2006-03-31
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3796143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12200 Herbert Wayne Court, Suite 150

Huntersville, North Carolina 28078

(Address, including zip code, of principal executive offices)

(704) 992-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 15, 2006: 999,527

Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy, and world events. See “Item 1A—Risk Factors” for further discussion.

PART I

Item 1.	Business.

Our Company

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company,” “we,” “us,” “our,” and “Successor”) is a Delaware corporation, which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATD” or “Predecessor”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

We are the leading distributor of tires to the replacement tire market in the United States and provide a critical link between tire manufacturers and the highly fragmented retail tire sales channel. Through our 73 distribution centers, we offer approximately 60,000 stock keeping units, or SKUs, to our approximately 36,000 customers, generally on a same or next day basis. As a result, our customers utilize our broad product offering to offer a comprehensive product lineup that they would be unable to otherwise provide on a stand alone basis due to working capital, logistics and warehouse constraints. We believe our position as the leading intermediary between tire manufacturers and a very fragmented customer base makes us an important distribution partner to the tire manufacturers. Our industry leading market share increased from an estimated 1.7% in 1995 to 6.1% in 2005 as a result of above-market organic growth and targeted acquisitions, making our revenue approximately four times the estimated comparable revenue of our closest wholesale competitor. We believe that our size and broad geographic footprint give us a substantial scale advantage over our competitors, all of whom are regionally focused.

We believe we have the broadest product offering in our industry, supplying our customers with 11 of the top 12 leading tire brands. We carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. In addition to flag brands, we also sell associate and private label brand tires, custom wheels and accessories and related service equipment. We believe our large, diverse product offering allows us to better penetrate markets by being able to provide a wide spectrum of products at multiple price points.

We serve a highly diversified customer base. Our core customers generate over 74.0% of our net sales. In addition to our extensive inventory and same or next day distribution capabilities, we provide our customers with sales and product support services, including a sophisticated ordering and logistics system, to maximize their ability to sell tires, custom wheels and accessories. These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position within the industry.

We were founded in North Carolina as The J.H. Heafner Company, Inc. in 1935. In 1999, we reincorporated in Delaware and changed our name to Heafner Tire Group, Inc. In 2002, we changed our name to American Tire Distributors, Inc. The new name was part of our transition from a collection of companies joined through acquisition, into a single unified company. In the two years that followed, we divested our retail operations in order to concentrate on our core wholesale tire distribution business.

Recent Developments

Over the past year, we have completed and integrated one acquisition that extended our distribution network and increased our scale.

•	On August 23, 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”), a tire distributor representing approximately $18 million in annual net sales. The acquisition of Wholesale Tire expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota.

Also during the past year, Holdings and ATD entered into a transaction to revise ATD’s corporate structure. On March 31, 2005, pursuant to an Agreement and Plan of Merger, dated as of February 4, 2005 and amended and restated on March 7, 2005 (the “Merger Agreement”), among Holdings, an investment vehicle formed by affiliates of Investcorp S.A., ATD MergerSub (“MergerSub”), a subsidiary of Holdings, Charlesbank Equity Fund IV, L.P., as Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD and in exchange for an aggregate purchase price of $710.0 million, less the amount of ATD’s debt (net of cash on hand) and certain dividends payable to holders of ATD’s preferred stock, ATD’s transaction expenses and certain payments to ATD’s management, MergerSub merged with and into ATD. We refer to this transaction throughout this report as the “Merger” or the “Acquisition.” In connection with the Merger, all of ATD’s existing redeemable preferred stock was either redeemed or exchanged for redeemable preferred stock of Holdings and each holder of shares of ATD’s common stock received a portion of the merger consideration equal to $18.83 per share. To the extent that any existing holder of options or warrants to acquire shares of ATD’s common stock did not exercise such options or warrants prior to the effective time of the Merger, such holder was paid an amount in cash equal to $18.83 per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. ATD continued as the surviving corporation with Holdings as its sole stockholder.

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”) and certain co-investors and co-sponsors contributed $210.0 million through the purchase of Holdings common stock and certain members of management contributed $1.5 million to the equity of Holdings. In addition, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock in exchange for $15.4 million in cash and warrants to acquire up to 21,895 shares of Holdings common stock in exchange for $4.6 million in cash;

•	Holdings issued Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	Holdings granted, in exchange for the assignment and transfer of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, options to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options granted was $6.5 million.

•	ATD amended and restated its credit facility, which now consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed $4.8 million of its Series A preferred stock (representing all the outstanding Series A preferred stock). Holders of its Series C and D preferred stock received merger consideration, including accrued dividends, on a common stock equivalent basis of $81.1 million and $191.9 million, respectively;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million that was paid upon redemption, plus accrued interest through the redemption date;

•	Fees of $35.4 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the Successor’s balance sheet and are being amortized, on a straight line basis, over the life of the respective debt;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the Merger Agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.7 million were paid, $8.6 million of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

The proceeds from the equity contributions, the notes issued, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the Merger Agreement.

Industry Overview

The U.S. replacement tire market had annual retail sales of approximately $26.5 billion in 2005. Of that amount, passenger car and light truck tires accounted for approximately 60.4% and 15.9% of sales, respectively. Medium truck tires and farm, specialty and other types of tires accounted for approximately 20.4% and 3.3% of sales, respectively. Pricing among all replacement tires was up 6.1% in 2005, in part thanks to multiple price increases by the tire manufacturers.

The U.S. replacement tire market has experienced stable historical growth. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 185.4 million tires in 1995 to 241.9 million tires in 2005, for a compound annual growth rate of 2.3%. During that period, annual retail tire sales declined only once, in 2001 when revenues decreased by 0.5%. We believe the decline in 2001 was primarily due to a tire recall by Firestone in 2000, where the manufacturer replaced customer tires earlier than customers would have otherwise required. We believe this stable market growth is due to the:

•	increase in both the number and average age of passenger cars and light trucks;

•	rise in the number of miles driven per vehicle;

•	expansion of replacement tire SKUs;

•	growth of high performance and larger diameter tires; and

•	shortening of tire replacement cycles.

The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires sold under recognized brands; associate brands, which are primarily lower priced tires; and private label brands, which are manufactured exclusively for and marketed by independent tire wholesale distributors and/or retailers. The market share of flag brand tires in the replacement tire market has increased from approximately 53.0% in 1990 to 63.0% in 2005.

In the United States, consumers purchase replacement tires from several principal sources, including independent tire outlets, manufacturer owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores such as Pep Boys and wholesale clubs and discounters such as Costco and Sam’s Club. Independent tire outlets, our largest customer base, include small local tire stores as well as regional and national chains such as Tire Kingdom and Discount Tire. Independent tire outlets are the largest suppliers of new replacement passenger car tires in the United States, accounting for approximately 59.5% of retail sales of domestic replacement passenger car tires in 2005, up from 54.0% in 1990.

Independent tire outlets obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like us and dealer owned warehouses. Other sources include discount or price clubs and other tire outlet chains. We believe that, in recent years, certain tire manufacturers have reduced the extent to which they supply small independent tire outlets directly due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supply to independent wholesale distributors who are able to deliver tires to a large number of independent tire outlets with greater efficiency. We believe that there are approximately 41,000 tire outlets that are being served either directly by manufacturers or by the approximately 200 wholesale distributors, most of which sell products from only a limited number of manufacturers and are focused on smaller geographic markets.

Competitive Strengths

We believe our key competitive strengths include:

Leading Market Position. We are the leading replacement tire distributor in the United States with an estimated national market share of 6.1%. We believe our revenue is approximately four times the estimated comparable revenue of our closest wholesale competitor. We believe that the key benefits of our scale include: an ability to efficiently carry an extensive inventory; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with the fact that we, unlike our principal competitors, do not own retail businesses that compete with our customers, enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

Extensive Distribution Network. We have the largest independent aftermarket tire distribution network in the industry with 73 distribution facilities and over 700 delivery vehicles serving 37 states. Utilizing our sophisticated inventory management and logistics technology, we believe we deliver 88.0% of our orders on a same or next day basis. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

Broad Product Offering. We believe we offer the most comprehensive selection of tires in the industry, with timely access to approximately 60,000 SKUs. We supply 11 of the top 12 leading tire brands and we carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. We also offer a number of high quality, private label product lines. In addition to branded and private label tires, we also sell associate brand tires, custom wheels and accessories and related service equipment. We believe that our broad product offering has been a significant factor in attracting and retaining many of our customers.

Diversified Customer Base. We sell our products to approximately 36,000 customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets. In 2005, no single customer accounted for more than 1.2% of our net sales while our top 10 customers accounted for less than 7.0% of our net sales.

Superior and Distinctive Technology. We have invested in sophisticated ordering and logistics technology that provides order processing, warehousing and fulfillment functions, which we believe to be the most efficient in the industry. Our Heafnet system, introduced in 1996, offers customers instant online access to our inventory, allowing dealers to check the price and availability of products and place orders on a 24/7 basis. Approximately 49.0% of our tire and wheel orders in 2005 were placed online using Heafnet, up from 37.0% in 2004. We have also invested in our logistics technology, including routing and global positioning software systems, to capture additional distribution efficiencies.

Strong Working Capital Management and Low Capital Expenditures. We are able to generate cash flows while maintaining sizeable inventory as our inventory controls and vendor relationships enable us to closely monitor and effectively manage our working capital. Furthermore, our scalable operating platform has allowed us to increase sales volume without significant incremental costs or capital expenditures. During the period from 2001 to 2005, our annual maintenance capital expenditures have averaged approximately $2.0 million to $3.0 million. In addition, our bad debt write-offs have historically been less than 0.1% of sales due to strong credit and collection procedures.

Experienced Senior Management Team. Our senior management team, led by our Chief Executive Officer, Richard P. Johnson, and our President, William E. Berry, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of distribution experience and over 15 years with our predecessor companies or us.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

Expand Our Share of Existing Customers’ Business. We plan to expand our market share with existing dealers through greater penetration of existing brands as well as branded product expansion. As part of our strategy to grow our market share with existing customers, we have expanded our supplier relationships. In 2002, we enhanced our long standing relationship with Goodyear by obtaining distribution rights for the Goodyear brand. In 2004, we established new relationships with Continental, General and Cooper. According to Modern Tire Dealer, these four brands have a combined market share of approximately 25.0% in the U.S. passenger car and light truck tire market. We expect to generate additional revenue from these brands through full distribution across our broad geographic footprint.

Leverage Our Existing Infrastructure to Expand into Underserved Customer Markets. Our distribution infrastructure provides considerable operating leverage because the cost of adding additional customers that can be served by an existing distribution center, through the addition of truck routes or stops, is low. For example, we successfully rolled out a program with General Motors (“GM”) which continues to expand and will continue in 2006. These GM dealerships can be serviced by our existing distribution centers and are not currently expected to require any additional truck routes. Our technology platform is also scalable to accommodate additional distribution centers as necessary to expand efficiently into a new region. In addition, we also plan to continue increasing our fill-in business at national and regional chains and tire manufacturer owned stores.

Focus on Higher Profit Products. We plan to continue to focus on increasing the mix of high and ultra high performance tires in our product line and on shifting customers from private and associate brands to flag brands, which provide us with a higher profit per tire. The shift to larger rim diameter products also enhances profit per tire. In 2003, we established supply arrangements with Pirelli and Nitto, who selected us because of our distribution capability. We intend to build demand for both of these brands through our sales force and distribution network. We are also working closely with independent tire retailers, automobile dealers and specialty shops to increase our sales of high margin custom wheels and tire service equipment, tools and supplies.

Capitalize on Profit Enhancement Opportunities. We remain committed to managing our cost structure to increase profitability. As we have expanded our market presence, we have been able to effectively leverage our highly scalable distribution infrastructure to achieve higher growth and increased margins. For example, our utilization of logistics technology, including our GPS applications, has improved distribution efficiency and profitability. We are currently in the process of further enhancing our pricing discipline and expense controls through a strategic segmentation of our customer base. This initiative provides incentives for smaller customers to provide us with a larger share of their business and focuses our sales efforts on larger, more profitable customers.

Selectively Pursue Acquisitions. We believe we are well suited to capitalize on opportunities to acquire smaller companies with key customer relationships. Our acquisition strategy consists of increasing our share in existing markets, adding distribution in new or complementary regions and utilizing our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets provide the opportunity for significant cost savings. Over the past two years, we have successfully acquired and integrated three businesses representing approximately $178.0 million in annual net sales. In addition, on January 27, 2006 we successfully acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”), an additional business representing approximately $26 million in annual net sales. We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We sell a broad selection of flag, associate and private label tires, as well as custom wheels and accessories and related service equipment. Tire sales accounted for approximately 86.8%, 85.8% and 85.9% of total aggregate net sales in fiscal years 2005, 2004, and 2003, respectively.

Tires

Sales of passenger car and light truck tires accounted for approximately 74.3% of our total aggregate net sales in fiscal 2005. The remainder of our tire sales comes from tires for medium trucks, farm vehicles and other specialty tires. We carry 11 of the top 12 leading brands, with the 12th being one of our competitor’s private labels.

Flag brands. Our flag brands have high consumer recognition and generate higher per tire profit than associate or private label brands. We carry the flag brands from all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. As a part of our flag brand portfolio, we also carry high and ultra high performance tires, including such brands as Nitto and Pirelli.

We believe that our ability to effectively distribute a wide variety of SKUs for our flag brands is key to our success. The overall replacement tire market is highly fragmented and, according to Modern Tire Dealer magazine, the top ten passenger car tire brands account for less than 60.0% of total replacement units. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one half of all new passenger car and light truck owners replace their tires with the same equipment. As a result, in order to be competitive, tire dealers, and particularly independent tire outlets, must be able to access a broad range of inventory quickly. Our customers can use our wide product offering to sell a comprehensive product lineup that they would be unable to provide on a stand-alone basis due to working capital constraints and limited warehouse capacity.

Our high and ultra high performance tires are our highest profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for dealers to efficiently stock. High and ultra high performance tires have shown significant growth as compared to the overall market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory increased by 8.0% industry wide from 2004 to 2005.

Associate brands. Associate brands are primarily lower priced tires, manufactured by well known manufacturers. Our associate brands include Dayton and Gillette. These products allow us to offer tires in a wider price range. In addition, associate brands are attractive to our dealers because they may count towards the various manufacturer incentive programs.

Private label brands. Private label brands are lower priced tires made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and/or retailers. The private label brands we own include DynaTrac, Regul, Winston and Wynstar. Our private labels allow us to sell differently branded tires to locally competitive dealers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 200 different styles of wheels in 26 different brands, resulting in over 9,000 total SKUs. In addition to branded wheel products, we distribute high quality custom wheels under brands owned by us, including ICW Racing, Pacer, Drifz, Cruiser Alloys and OE Performance. In addition to being a relatively high margin product, custom wheels are complimentary to our tire products. According to Modern Tire Dealer magazine, 72.0% of custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Our net sales of custom wheels in the aggregate twelve-month period of 2005 were $103.5 million or approximately 6.9% of total aggregate net sales.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. This equipment includes wheel alignment, tire changer and automotive lift machinery. These products broaden our portfolio and leverage our customer relationships. We distribute alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Our net sales of equipment, tools and supplies in the aggregate twelve-month period of 2005 were $85.7 million or 6.3% of total aggregate net sales.

Distribution System

We have designed our distribution system to deliver products from a wide variety of vendors to our highly fragmented customer base. We believe that as tire manufacturers have reduced the number of direct customers they serve, we have become a more critical link between those two groups.

We utilize a sophisticated inventory and delivery system to distribute most of our products to our customers on a same or next day basis. In most of our 73 distribution facilities, we have sophisticated bin locator systems, material handling equipment and routing software that tie customer orders, inventory and delivery routes in a seamless manner. We believe this system, which is integrated with our Heafnet online ordering system, gives us a competitive advantage by allowing us to ship customer orders quickly while reducing labor costs. Our logistics and routing technology uses UPS software packages and GPS systems to optimize route design and delivery capacity. Coupled with our fleet of over 700 delivery vehicles, this technology enables us to make multiple daily or weekly shipments to customers, as necessary. With this distribution infrastructure, we believe we fulfill approximately 88.0% of our customers’ orders on a same or next day basis.

Approximately 80.0% of our products are shipped directly by tire manufacturers to our distribution centers. The remaining 20.0% of our products are shipped by suppliers to our mixing centers in Maiden, North Carolina, Lincoln, Nebraska and Fresno, California. These mixing centers allow us to warehouse slower moving and foreign manufactured products, which are forwarded to the distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We market our products and services through a number of methods, including online initiatives and specialized sales teams. We have organized our sales organization to best service our existing customers and develop new prospective customers. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided. Additionally, we have established a segmented pricing system that allows us to effectively manage pricing across our customer base.

Sales Force

Our tire sales force consists of sales personnel located at each distribution center and an administrative group located at our field support center in Huntersville, North Carolina. The sales personnel located at each distribution center consist of outside and inside sales people as well as customer service representatives. This sales team focuses on local independent dealer customers. The outside sales people visit their targeted customers to advance our business, while the inside sales people remain on site, making client contact by telephone to advance specific products or programs. The customer service representatives take orders from tire dealers. The administrative tire sales organization handles national accounts, including automobile dealerships, to maximize the benefits of centralized sales organization. This administrative tire sales organization also includes brand managers that coordinate the major tire manufacturers’ programs with our distribution center’s sales force. We also established a call center to handle calls at peak call times of the day to minimize customer wait time.

Our custom wheel sales group has sales and technical support personnel in the field and performance specialists in each region. The sales force’s responsibilities include cultivating new prospective wheel customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding style and fitment. We also have established dedicated equipment, tools and supplies sales force that works with the administrative tire sales force specifically to sell related service equipment, tools and supplies.

Heafnet and Wheel Wizard

Heafnet provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. The orders are automatically processed and printed in the appropriate distribution center within minutes of entry. Heafnet allows customers to track their account balances and we are enhancing its capability so that users can also track expected deliveries. As this system represents a lower cost method of order entry, we have encouraged our customers to use this system. In 2005, approximately 49.0% of our tire and wheel orders were placed online using Heafnet, up from 37.0% in 2004.

In addition to providing customer service around our suppliers’ incentive programs, we offer Heafnet Rewards for Heafnet online users. Dealers earn rewards points each time an order is placed online with us. Rewards points can be redeemed for airline tickets, gifts, vacation packages and other awards, depending on the point value of the prize chosen.

Wheel Wizard is a web-based program that serves as both a marketing tool and technical resource for our customers. As a marketing tool, it allows our customers’ clients to visualize our wheels on their cars, which we believe helps to encourage sales. As a technical resource, it provides detailed wheel mounting and other installation related data to assist our dealers in properly selling custom wheels.

Manufacturer Programs

Individual manufacturers offer a variety of programs for dealers that sell their products, such as Michelin’s Alliance, Goodyear’s Advantage, Continental’s Gold and Bridgestone’s Tirestarz. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we manage these programs for the manufacturers and enhance these programs through dedicated staff to assist dealers in managing their participation. We believe these enhancements, combined with our customer service, provide significant value to our customers.

In 2000, we introduced AutoEdge, a proprietary marketing program through which dealers can offer consumers the convenience of nationwide tire and service warranties (through third party warranty providers) and a nationally accepted credit card. In 2004, as a result of our acquisition of Target Tire, Inc. (“Target Tire”), we acquired membership in the American Car Care organization for several areas we serve. This organization operates programs similar to AutoEdge throughout much of the country.

Our Xpress Performance program, also introduced in 2000, provides dealers with ultra high performance products shipped via UPS. In addition, Xpress Performance offers the technical knowledge to answer tire and wheel fitment questions and the ability to decrease inventory investment. By offering a business-to-business direct shipment program featuring performance tires, wheels and suspension products, dealers have the ability to better offer these premium products to their customers.

Customers

We distribute tires and related automotive products principally to independent tire outlets. Our other customers include national and regional retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. In 2005, our operations served approximately 36,000 customers each month in 37 states. Our customers are principally located in the mid-Atlantic, lower Midwestern and Southern states as well as California and Arizona. Our largest customer and its subsidiaries accounted for less than 1.2%, and our top ten customers accounted for less than 7.0%, of net sales.

Car dealerships are focused on growing their service business in an effort to expand profitability and we believe they view having replacement tire capabilities as an important service element. According to Modern Tire Dealer magazine, car dealers account for 3.5% of all replacement tire sales. We successfully rolled out a program with General Motors which continues to expand and will continue in 2006. We are currently in discussions with other car manufacturers to implement similar programs with them and their network of dealerships.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. These companies also make many of our private label brands. For example, Winston tires, one of our private label brands, are manufactured exclusively by Goodyear and Regul tires are manufactured by Michelin.

Our supply arrangements with our major suppliers are generally oral or written arrangements, which are renegotiated annually, with the exception of a long term contract with Kelly Springfield, a division of Goodyear. Although we can make no assurance that these arrangements will be renewed, or renewed on favorable terms, we have conducted business with our major tire suppliers for many years and we believe that we have good relationships with all of our major suppliers. We purchased approximately 56.0% of our tire products in 2005 from three tire suppliers and we do not have long term supply agreements with these vendors for purchases of the vendor’s branded products. Our operating results could be adversely affected if we were unable to purchase tires from these three suppliers.

There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels we purchase are private label custom brands, namely Pacer, Cruiser Alloys, Drifz, OE Performance and ICW, and are produced by a variety of manufacturers. We purchase equipment and other products from multiple sources, including industry leaders such as Hunter Engineering and Hennessey Industries.

Competition

The industry in which we operate is highly competitive and fragmented. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores, as well as through shipments to independent wholesale distributors like us. There are approximately 200 independent wholesale distributors in the United States. We compete with a number of tire distributors on a regional basis. Our main competitors include: TCI Tire Centers, Carroll and Am-Pac Tire, some of whom have retail operations which compete with their distribution customers. We also face some competition from mail order and smaller regional companies.

We believe that the principal competitive factors in our business are reputation, breadth of product offering, delivery frequency, price and service. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag and private label branded products, our competitive prices and our ability to provide quality services in a timely manner.

Information Systems

Our main computer system consists of programs developed in-house by our programming staff. The main functions of the system include order entry, invoicing, inventory control, procurement, accounts receivable and warehouse management. We are currently implementing a three year program conversion to Oracle in order to accommodate our integrated operations and increased volume of business. We have already implemented the general ledger as well as accounts payable and inventory functions on Oracle. We expect to complete the conversion to Oracle in 2007. For more information, see Item 1A, “Risk Factors—We are currently converting from our legacy software platform to Oracle. If this transition is not successful, our business and operations could be disrupted and our operating results would be harmed.”

Trademarks

The private label brand names under which we market our products are trademarks of our company. Those private label brand names are considered to be important to our business because they develop brand identification and foster customer loyalty. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal private label brand names under which we market our products are:

•	DYNATRAC® tires;

•	REGUL® tires;

•	WINSTON® tires;

•	WYNSTAR® tires;

•	Cruiser Wire® custom wheels;

•	DRIFZ® custom wheels;

•	ICW® custom wheels;

•	PACER® custom wheels; and

•	MAGNUM® automotive lifts.

Our other trademarks include:

•	American Tire Distributors®;

•	HEAFNET®; and

•	WHEEL WIZARD®.

Seasonality and Inventory

We typically experience our highest sales levels from March through October of each fiscal year, while sales levels are generally lower during the period from November through February. Our inventories generally fluctuate with anticipated seasonal sales volumes. We believe that we maintain levels of inventory that are adequate to meet our customers’ needs on short notice. Since customers look to us to fulfill their needs on short notice, backlog of orders is not a meaningful statistic for us.

Environmental Matters

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Employees

As of December 31, 2005, our operations employed approximately 2,127 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Available Information

In accordance with the requirements of the Securities and Exchange Act of 1934, we file reports and other information with the Securities and Exchange Commission (“SEC”). You may read and, for a fee, copy any documents that we file with the SEC at the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov/.

You may also request a copy of these filings at no cost, by writing or telephoning us at the following address:

American Tire Distributors Holdings, Inc.

Attention: Corporate Secretary

12200 Herbert Wayne Court

Suite 150

Huntersville, NC 28078

(704) 992-2000

Item 1A.	Risk Factors.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

There are a limited number of tire manufacturers worldwide and, accordingly, we rely on a limited number of tire manufacturers for our products, including flag and associate brands as well as our private label brands. Our business depends on developing and maintaining productive relationships with these vendors. In particular, we rely on Michelin and Goodyear, our top two suppliers, who supplied 26.8% and 16.6%, respectively, of the tires we purchased in 2005. Although in most cases we have long term relationships with these manufacturers, our contracts with all but one of our suppliers are short term in nature, and there can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. In addition, our growth strategy depends on our ability to make selective acquisitions. Our vendors may not be willing to supply the companies we acquire, which could have a material adverse effect on our business. Furthermore, in the event that any of our vendors were to experience financial, operational, production, supply, labor or quality assurance difficulties that resulted in a reduction or interruption in our supply, or if they otherwise failed to meet our manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our vendors may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to vendors refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us. Finally, although the majority of tires manufactured by the major tire manufacturers are sold to the replacement tire market, the manufacturers pay disproportionate attention to automobile companies that purchase tires for use as original equipment on vehicles sold to consumers. Increased demand from the automobile companies could also result in cost increases and time delays in deliveries from manufacturers to us, any of which could have a material adverse effect on us.

While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. Our business would be adversely affected if the vendors determined that, due to the increasing size of such dealers, they could deal directly with such dealers.

Our business could be adversely affected by consolidation among customers as it may reduce our importance as a holder of sizable inventory, thereby reducing our revenues and earnings.

Our success has been dependent, in part, on the fragmented customer base in our industry. Because of the small size of most customers, they cannot support substantial inventory positions and thus we fill an important role as our size permits us to maintain a sizable inventory. We generally do not have long term contracts with our customers and they can cease doing business with us at any time. If a trend towards consolidation among customers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. If that trend continues, the number of dealers able to handle sizable inventory could increase, reducing the importance of distributors to the independent dealer market.

We would also be adversely affected if other channels in the replacement tire market, including mass merchandisers and wholesale clubs, gain market share from the independent tire outlet channel. Our market share in those other channels is lower, as these channels are generally sizable enough to deal directly with vendors.

The industry in which we operate is highly competitive and our failure to effectively compete may adversely affect our results of operations and our ability to service our debt obligations.

The industry in which we operate is highly competitive, and some of our competitors have resources greater than ours. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which we do business. Most of our customers buy products from both our competitors and us. Although we believe that we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to continue to do so in the future. See Item 1 “Business—Competition.”

The automotive replacement tire industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products which could decrease our net sales and operating margins.

A downturn in the economy may delay or reduce consumer purchases of our products and services or lead consumers to purchase more associate or private label brands and reduce spending on higher margin products, which could adversely affect our revenues, cash flow and profits. Sales in our industry declined in 2001 due in part to the recession as well as the effect of the Firestone recall in 2000, and sales in our industry have declined on an annual basis in prior recessions. A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on replacement tires, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased over time, should a reduction in the number of automobiles driven by automobile owners or a reduction in new car purchases occur, it would adversely affect the demand for our products.

Our business is subject to seasonal and other fluctuations that affect our cash flows which could affect our ability to service our debt during certain periods.

Demand for tires tends to fluctuate from quarter to quarter, with the highest demand generally from March through October of each calendar year and the lowest demand typically from November through February of each calendar year. In addition, the popularity, supply and demand for particular tire products may change from year to year based on consumer confidence, the volume of tires reaching the replacement tire market, the level of personal discretionary income and other factors. Local economic, weather, transportation and other conditions also affect the volume of tire sales, on both a wholesale and retail basis. Such fluctuations may adversely affect our cash flows and our ability to service our debt in certain periods.

We are currently converting from our legacy software platform to Oracle. If this transition is not successful, our business and operations could be disrupted and our operating results would be harmed.

We are currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as a portion of the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. Even if the integration is completed on time, the new system may not operate as we expect it to. In addition, we may have to expend significant resources to find an alternative source for performing these functions and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

If we experience problems with our fleet of trucks or are otherwise unable to make timely deliveries of our products to our customers, our business and reputation could be harmed.

We use a fleet of trucks to deliver our products to our customers, most of which are leased from third parties. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, disruptions in our lease arrangements, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver tires and other products in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

Our growth strategy of identifying and consummating acquisitions and expanding our services into new regions entails integration, financing and other risks, including expenditures associated with developing a distribution infrastructure with new distribution centers and routes.

As part of our business strategy, we have expanded, and intend to expand, our operations through selective acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance a desirable acquisition or to pay as much as our competitors because of our leveraged financial condition, restrictions under the instruments governing our debt or general economic conditions.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. While our most recent acquisitions have been successfully integrated to-date, our prior management experienced significant difficulties in integrating an acquisition several years ago. Difficulties with that entity, as well as problems with an information technology upgrade, led to the restructuring of our debt in 2002.

The launch of our distribution services into new regions will require expenditures to develop a distribution infrastructure, including new distribution centers and routes, and we generally do not expect to achieve profitability from new regions for a period of time. We may also face competition from existing distributors in those regions that could reduce the benefits we anticipate from such expansion.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and results of operations.

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims and claims due to injuries caused by our truck drivers. These claims may not be covered by insurance and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our high amount of debt may adversely affect our financial condition, restrict our growth, or place us at a competitive disadvantage.

We have a high amount of debt. As of December 31, 2005, our debt (including capital leases) was $545.2 million. In addition, as of December 31, 2005 ATD was able to borrow up to an additional $66.6 million under their credit facility, subject to customary borrowing conditions. Our high amount of debt could have important consequences, including:

•	Making it more difficult to satisfy our obligations;

•	Impairing our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	Requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt.

We anticipate that any future acquisitions we pursue as part of our growth strategy may be financed through a combination of cash on hand, operating cash flow and availability under ATD’s existing credit facility. If new debt is added to current debt levels, the related risks described above could increase.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under ATD’s credit facility and our Senior Floating Rate Notes, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. This would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into interest rate swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. At December 31,

2005, we had $329.5 million outstanding under ATD’s credit facility and our Senior Floating Rate Notes, of which $244.5 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes.

Our business strategy relies increasingly upon online commerce and we may not be able to adapt to rapid technological change.

Customers’ access to our website directly affects the volume of orders we fulfill and thus affects our revenues. Approximately 49.0% of our tire and wheel orders in 2005 were placed online, up from 37.0% in 2004. We expect our internet generated business to continue to grow as a percentage of overall sales. Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies, all of which could render our existing website and proprietary technology obsolete. To succeed, we must continually enhance website responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a cost effective and timely basis. If we do not adapt quickly enough to changing customer requirements and industry standards, there could be a decline in online orders and a decrease in net sales.

Our business could be adversely affected by increases in the price of fuel.

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver tires and other products to our customers, the current high price of fuel or any further increases in the price of fuel may cause us to incur increased costs in operating our fleet, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs.

If we are not able to adequately implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and are the subject of sanctions or investigation, our results of operations and our ability to provide timely and reliable financial information may be adversely affected.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, or PCAOB, are creating uncertainty for public companies and other companies subject to the federal securities laws, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal control over financial reporting to allow management to report on, and our registered independent public accounting firm to provide an opinion on, our internal control over financial reporting, which we are required to comply with in our annual report which we will file in 2008 for our 2007 fiscal year. Furthermore, the SEC Advisory on Smaller Public Companies continues to evaluate the requirements of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers, including debt only issuers, and acknowledges some relief is needed. In the absence of further rulemaking, however, we will continue performing the system and process evaluation and testing (and any necessary remediation) required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 by the applicable deadlines, we cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the PCAOB. Any such action could adversely affect our financial results or investors’ confidence in our company and could cause the price of our securities to fall. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the financial information in a timely and reliable manner.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Description of Property.

Our principal properties are geographically situated to meet sales and operating requirements. All of our properties are considered to be adequate to meet current operating requirements. As of December 31, 2005, we had a total of 73 warehouse distribution centers located in 26 states, aggregating approximately 5.7 million square feet. Of these centers, two are owned and the remainder are leased.

We also lease our principal executive office, located in Huntersville, North Carolina. This lease will expire in 2010.

Many of our leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease or increase rent upon a change in control of the lessee. These provisions were applicable to the Merger. Based primarily upon our belief that (i) we maintain good relations with the substantial majority of our landlords, (ii) most of our leases are at market rates and (iii) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not have a material adverse effect on our business or financial position.

Item 3.	Legal Proceedings.

We are involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of our business. Although no assurances can be given, we do not expect that any of these matters will have a material adverse effect on our business or financial condition. We are also involved in various proceedings incidental to the ordinary course of our business. We believe, based on consultation with legal counsel, that none of these will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 15, 2006, there were 40 holders of record of our common stock. There is no public trading market for our common stock.

As of December 31, 2005, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future. In addition, ATD’s revolving credit facility contains certain covenants, which among other things, restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data.

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. The Predecessor’s data was restated for the presentation of Winston Tire Company (“Winston”), its retail segment that was sold in May 2001, as a discontinued operation. Selected historical financial data as of the end of and for the fiscal years 2001 through 2004 is derived from the Predecessor’s consolidated financial statements as of and for those years. Both the Predecessor and Successor’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks. The 2003 fiscal year (ended December 27, 2003), the 2002 fiscal year (ended December 28, 2002) and the 2001 fiscal year (ended December 29, 2001) all contain operating results for 52 weeks. Selected historical data for the fiscal quarter ended April 2, 2005 is derived from the Predecessor’s consolidated financial statements as of and for that period. Selected historical data for the period of April 2, 2005 through December 31, 2005 is derived from the Successor company and reflects the Acquisition and related transactions. The fiscal quarter ended April 2, 2005 contains operating results for 13 weeks and the period of April 2, 2005 through December 31, 2005 contains operating results for 39 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 in this report.

	Predecessor								Successor
	Fiscal Year 2001	Fiscal Year 2002		Fiscal Year 2003		Fiscal Year 2004 (2)		Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (1)
	(dollars in thousands)
Statement of Operations Data:
Net sales (3)	$1,108,892	$1,062,015		$1,114,410		$1,282,069		$354,339	$1,150,944
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	904,235	868,750		910,905		1,043,793		290,488	939,325

Gross profit	204,657	193,265		203,505		238,276		63,851	211,619
Selling, general and administrative expense	200,578	161,914		162,351		183,235		52,653	172,605
Transaction expenses	—	—		—		—		28,211	95

Operating income (loss)	4,079	31,351		41,154		55,041		(17,013)	38,919
Other income (expense)
Interest expense	(28,639)	(18,705)		(14,071)		(13,371)		(3,682)	(41,359)
Gain on repurchase of Series D Senior Notes	—	49,759		—		—		—	—
Other, net	762	288		93		(393)		(252)	111

Income (loss) from continuing operations before income taxes	(23,798)	62,693		27,176		41,277		(20,947)	(2,329)
Provision (benefit) for income taxes	(6,243)	24,783		11,089		16,236		(6,620)	(728)

Income (loss) from continuing operations	(17,555)	37,910		16,087		25,041		(14,327)	(1,601)
Loss from discontinued operations, net of income tax benefit	(769)	(483)		(82)		—		—	—
Loss on disposal of discontinued operations, net of income tax benefit	(12,616)	—		—		—		—	—

Net income (loss)	$(30,940)	$37,427		$16,005		$25,041		$(14,327)	$(1,601)

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$(1,766)	$15,265		$17,657		$25,709		$9,871	$(34,654)
Investing activities	8,183	13,413		(1,929)		(63,302)		(1,438)	(468,815)
Financing activities	456	(30,116)		(15,095)		37,601		(8,264)	505,511
Depreciation and amortization (4)	17,532	8,610		6,957		6,781		1,738	16,409
Capital expenditures (5)	6,060	2,059		2,491		4,379		1,574	6,086
Indenture EBITDA (6)	22,580	40,327		48,491		64,194		13,865	64,964
Ratio of earnings to fixed charges (7)	—	3.3	x	2.2	x	2.9	x	—	—

	Predecessor					Successor
	Fiscal Year 2001	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2004 (2)	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (1)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,131	$2,693	$3,326	$3,334		$5,545
Working capital (8)	93,670	83,073	98,997	133,720		201,820
Total assets	443,020	411,270	419,003	556,295		1,127,751
Total debt (9)	283,185	196,400	182,716	233,919		545,245
Total redeemable preferred stock	24,115	11,035	10,535	9,535		18,559
Total shareholders’ (deficit) equity	(63,536)	16,489	32,494	57,765		220,806

(1)	In August 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This transaction was accounted for using the purchase method of accounting.
(2)	In July 2004, ATD acquired Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and in September 2004, ATD acquired Target Tire, Inc. (“Target Tire”). Each transaction was accounted for using the purchase method of accounting.
(3)	Net sales include approximately $15.8 million of inter-segment sales from ATD to Winston for fiscal 2001.
(4)	ATD adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and, accordingly, goodwill amortization was discontinued.
(5)	Excludes capital expenditures financed by debt.
(6)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA.

	Predecessor					Successor
	Fiscal Year				Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005
	2001	2002	2003	2004
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,766)	$15,265	$17,657	$25,709	$9,871	$(34,654)
Changes in assets and liabilities	1,036	2,491	14,323	9,345	(12,375)	60,753
Provision for deferred income taxes	6,809	(22,570)	(6,915)	(1,847)	(658)	2,413
Interest expense	28,639	18,705	14,071	13,371	3,682	41,359
Provision for (benefit of) income taxes	(6,243)	24,783	11,089	16,236	(6,620)	(728)
Provision for doubtful accounts	(1,695)	(2,036)	(907)	(320)	(279)	(1,091)
Provision for obsolete inventory	(3,160)	4,832	12	91	(332)	501
Amortization of other assets	(1,247)	(1,221)	(1,208)	(1,156)	(232)	(4,091)
Stock-based compensation expense	—	—	—	—	(8,584)	—
Transaction expenses	—	—	—	—	28,211	95
Accretion of interest	—	—	—	—	—	(4,331)
Other	207	78	369	2,765	1,181	4,738

Indenture EBITDA	$22,580	$40,327	$48,491	$64,194	$13,865	$64,964

Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the

Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. We currently believe that there will be future reductions in such liquidation value which, if achieved, will be included in Indenture EBITDA in those future periods up to a maximum of $1.6 million through June 2007, although no assurances can be given as to the amount or timing of such reductions, if any. Accordingly, we believe the amount of this benefit is meaningful to an understanding of the results for the 2005 period.

(7)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the nine months ended December 31, 2005, quarter ended April 2, 2005 and fiscal year 2001; earnings were insufficient to cover fixed charges by approximately $2.3 million, $20.9 million and $23.8 million, respectively.
(8)	Working capital is defined as current assets less current liabilities.
(9)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “Company,” “Successor,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” or “Predecessor” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The aggregate twelve-month period ended December 31, 2005 and the 2003 fiscal year (ended December 27, 2003) contain operating results for 52 weeks. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $26.5 billion industry in 2005. The U.S. replacement market is stable and has been growing at approximately 2% to 3% annually over the past ten years. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles.

The industry has recently experienced growth from an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 8.0% from 2004 to 2005. We expect the trend of selling more high and ultra-high performance tires as well as larger auto rim diameter tires to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 74.3% of our total net sales in the aggregate twelve-month period of 2005. The remainder of net sales is derived from other tire sales (12.5%), custom wheels (6.9%), automotive service equipment (3.9%), and other products (2.4%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past two years, we have successfully acquired and integrated three businesses representing approximately $178.0 million in annual net sales. The acquisition of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale

Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased margins.

We are currently in the process of further enhancing our pricing discipline and expense control through a strategic segmentation of our customer base. This initiative is expected to provide incentives for smaller customers to provide us with a larger share of their business and by focusing on larger, more profitable customers.

On February 4, 2005, Holdings, an investment vehicle formed by affiliates of Investcorp S.A., entered into a merger agreement with ATD, which was amended and restated on March 7, 2005. Pursuant to the merger agreement, and in exchange for an aggregate purchase price of $710.0 million in cash, less the amount of ATD’s debt (net of cash on hand) and certain dividends payable to holders of ATD’s preferred stock, ATD’s incurred transaction expenses and certain payments to ATD’s management, ATD MergerSub (“MergerSub”), a subsidiary of Holdings, merged with and into ATD. We refer to this transaction throughout this report as the “Merger” or the “Acquisition.” The Acquisition of ATD by Holdings was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets will result in increased amortization and depreciation charges in future periods. In addition, our interest expense has increased significantly as a result of the Acquisition. As part of the Acquisition, ATD generated substantial tax deductions relating to the exercise of stock options, which Holdings assumed the benefits of in the Merger.

On August 23, 2005, we completed the purchase of all the outstanding stock of Wholesale Tire. The purchase price, subject to adjustment was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The acquisition was financed by the ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the consolidated statements of operations from the acquisition date.

Results of Operations

Nine Months Ended December 31, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor Compared to the Year Ended January 1, 2005 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor nine-month period ended December 31, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, the combined results of operations for the Predecessor quarter ended April 2, 2005 and Successor nine-month period ended December 31, 2005 are compared to the Predecessor year ended January 1, 2005. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Successor
	For the Year Ended	For the Quarter Ended	For the Nine Months Ended	Results as a Percentage of Net Sales for Each Period Ended
	January 1, 2005	April 2, 2005	December 31, 2005	January 1, 2005	April 2, 2005	December 31, 2005
Net sales	$1,282,069	$354,339	$1,150,944	100.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,043,793	290,488	939,325	81.4	82.0	81.6

Gross profit	238,276	63,851	211,619	18.6	18.0	18.4
Selling, general and administrative expenses	183,235	52,653	172,605	14.3	14.8	15.0
Transaction expenses	—	28,211	95	0.0	8.0	0.0

Operating income (loss)	55,041	(17,013)	38,919	4.3	(4.8)	3.4
Other income (expense):
Interest expense	(13,371)	(3,682)	(41,359)	1.1	(1.0)	(3.6)
Other, net	(393)	(252)	111	0.0	(0.1)	0.0

Income (loss) from operations before income taxes	41,277	(20,947)	(2,329)	3.2	(5.9)	(0.2)
Provision (benefit) for income taxes	16,236	(6,620)	(728)	1.2	(1.9)	(0.1)

Net income (loss)	$25,041	$(14,327)	$(1,601)	2.0%	(4.0)%	(0.01)%

Net Sales

Net sales for the aggregate twelve-month period of 2005 increased $223.2 million, or 17.4%, to $1,505.3 million from $1,282.1 million in fiscal 2004. The increase is primarily attributable to an increase in unit sales of passenger, light truck and medium truck tires of $119.5 million. The increase in unit sales was aided by the acquisition of Big State and Target Tire, in the later part of 2004, and Wholesale Tire, in August 2005. The operations acquired from Big State and Wholesale Tire contributed to a net sales increase of $60.7 million and $6.7 million, respectively. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Higher average per unit selling prices contributed approximately $87.4 million to the increase in sales. The increase in average per unit selling prices is primarily due to manufacturer price increases that have been passed through to our customers. The inclusion of an additional week of sales in first quarter 2004 of approximately $19.0 million partially offsets the increases noted above.

Gross Profit

Gross profit increased $37.2 million to $275.5 million for the aggregate twelve-month period of 2005 from $238.3 million in fiscal 2004. This increase is primarily due to increased sales resulting from higher unit sales volume, the acquisitions of Wholesale Tire, Big State and Target Tire and from higher average per unit selling prices. The increase in gross profit was partially offset by an increase in cost of goods sold due to $4.7 million of inventory fair value step-up that was recorded in connection with the Acquisition and charged to cost of goods sold as inventory was turned. (see Note 1 in Notes to Consolidated Financial Statements included in Item 8 of this report for further information).

Gross profit as a percentage of sales decreased 0.3 percentage points from 18.6% in fiscal 2004 to 18.3% in the aggregate twelve-month period of 2005. The decrease is primarily due to the inventory fair value step-up discussed above.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the aggregate twelve-month period of 2005 increased $42.1 million to $225.3 million from $183.2 million in fiscal 2004. The increase is due, in part, to the inclusion of acquired operations. Employee related expenses increased $14.5 million primarily due to the inclusion of Big State and Wholesale Tire (collectively $5.6 million), incentive based compensation and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Increased medical costs are also contributing to the rise in employee related expenses. We cannot determine the precise effect on selling, general and administrative expenses, other than employee related expenses, for the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Amortization expense increased $8.5 million primarily as a result of a customer list intangible asset that was recorded in connection with the Acquisition. We also experienced an increase in depreciation expense of $2.8 million that was primarily a result of the revaluation of our property and equipment in connection with the Acquisition. Other operating expenses increased $4.5 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs negatively impact selling, general and administrative expenses. Fuel costs were up $3.2 million, or approximately 57% over prior year, $0.8 of which was a result of the recent acquisitions. As noted in the Risk Factors section “Our business could be adversely affected by increases in the price of fuel,” because we use a fleet of trucks to deliver our products to our customers, increases in the price of fuel may cause us to incur additional cost in operating our fleet, which may have an adverse effect on our business, financial condition and results of operations. The inclusion of an additional week in first quarter 2004 partially offsets the increases noted above.

Transaction Expenses

In connection with the Acquisition, the Predecessor incurred $28.2 million of transaction expenses in the first quarter of 2005 that related to change in control and bonus payments, stock option compensation cost for accelerated vesting, and payment of it’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services in connection with the Acquisition that cannot be included in purchase accounting.

Interest Expense

Total interest expense for the aggregate twelve-month period of 2005 increased $31.6 million to $45.0 million from $13.4 million in fiscal 2004. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $26.5 million of the increase. In addition, the Successor recorded additional interest expense relating to the change in fair value of the interest rate swap agreement of $0.2 million in the nine-month period ended December 31, 2005 and the Predecessor recorded a net reduction in interest expense of $0.2 million in first quarter 2005 as compared to a net reduction of $0.5 million in interest expense recorded by the Predecessor in fiscal 2004.

Interest expense for the aggregate twelve-month period of 2005 of $45.0 million exceeds cash payments for interest during the same period of $27.9 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes as well as interest accrued but not yet paid.

Provision (Benefit) for Income Taxes

The Successor recognized an income tax benefit of $0.7 million in the nine-month period ended December 31, 2005 based on a pre-tax loss of $2.3 million. The Predecessor recognized an income tax benefit of

$6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. During fiscal 2004, the Predecessor recognized an income tax provision of $16.2 million. The effective tax rate for the nine-month period ended December 31, 2005 was approximately 31% for the Successor, approximately 32% for first quarter 2005 for the Predecessor, and approximately 39% for fiscal 2004 for the Predecessor.

Net Income (loss)

Total aggregate net loss for the twelve-month period of 2005 was $(15.9) million, a change of $40.9 million from income of $25.0 million in fiscal 2004. The loss is due primarily to transaction expenses of $28.2 million and higher interest expense incurred in connection with the Merger as well as higher depreciation and amortization and the $4.7 million adjustment in basis of our inventory resulting from the Acquisition. In addition, first quarter 2004 included an additional week of business activity. The decrease in net income was partially offset by an increase in the income tax benefit.

Year Ended January 1, 2005 for the Predecessor Compared to Year Ended December 27, 2003 for the Predecessor

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales for the Predecessor:

	Fiscal Year		Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for Fiscal Year
	2003	2004	Favorable (unfavorable)	Favorable (unfavorable)	2003	2004
	(dollars in thousands)
Net sales	$1,114,410	$1,282,069	$167,659	15.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	910,905	1,043,793	(132,888)	(14.6)	81.7	81.4

Gross profit	203,505	238,276	34,771	17.1	18.3	18.6
Selling, general and administrative expenses	162,351	183,235	(20,884)	(12.9)	14.6	14.3

Operating income	41,154	55,041	13,887	33.7	3.7	4.3
Other income (expense):
Interest expense	(14,071)	(13,371)	700	5.0	1.3	1.1
Other, net	93	(393)	(486)	(522.6)	0.0	0.0

Income from continuing operations before income taxes	27,176	41,277	14,101	51.9	2.4	3.2
Provision for income taxes	11,089	16,236	(5,147)	(46.4)	1.0	1.2

Income from continuing operations	16,087	25,041	8,954	55.7	1.4	2.0
Loss from discontinued operations, net of income tax benefit of $57 and $0	(82)	—	82	100.0	0.0	0.0

Net income	$16,005	$25,041	$9,036	56.4%	1.4%	2.0%

Net Sales

Net sales increased $167.7 million, or 15.0%, from $1,114.4 million in fiscal 2003 to $1,282.1 million in fiscal 2004. The operations acquired from Big State accounted for $24.0 million of the increase in net sales. The inclusion of an additional week of sales in fiscal 2004 contributed approximately $19.0 million to the increase. The increase in net sales is also a result of increased volume in our existing distribution centers due to the consolidation of the Target Tire locations, and from higher average per unit selling prices and a continuing trend of selling more high performance, higher priced tires. We cannot determine the precise effect on sales of the acquisition of Target Tire after the consolidation date, as operations acquired from Target Tire were merged into our existing facilities, with the exception of one facility. The higher average selling prices are a result of manufacturer price increases that were part of an overall industry increase. Increased wheel, light truck, and medium truck tire sales have also contributed to higher sales dollars.

Gross Profit

The increase in gross profit in fiscal 2004 is primarily due to increased sales resulting from higher volume, the acquisitions of Big State and Target Tire and from higher gross margins. The increase in margin percentage of 0.3% was a result of improved product mix and purchasing efficiencies. Big State and Target Tire, prior to the consolidation of Target Tire’s distribution centers, contributed $7.9 million in gross profit.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. Of the $20.9 million increase, the acquisitions of Big State and Target Tire accounted for approximately $7.6 million, prior to the consolidation of Target Tire’s distribution centers. Employee related expenses increased $11.9 million primarily due to incentive based compensation associated with an increase in sales and profits and the inclusion of an additional week in fiscal 2004. The remaining net increase in selling, general, and administrative expenses is primarily due to costs related to the Big State and Target Tire acquisitions and the acquisition by Holdings. The increase in selling, general and administrative expenses in 2004 was offset by a $0.9 million reduction in medical insurance reserves.

Interest Expense

The decrease in interest expense is due primarily to a decline in interest rates during the first half of fiscal 2004, a reduction in “other long-term debt” levels and a $0.3 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement, partially offset by increased borrowings on ATD’s credit facility as a result of the two acquisitions completed in third quarter 2004.

Income Tax Expense

We recognized an income tax provision of $16.2 million in fiscal 2004 compared to $11.1 million in fiscal 2003. The effective tax rate for fiscal 2004 is approximately 39% compared to 41% in fiscal 2003.

Discontinued Operations

We did not record a loss from discontinued operations in fiscal 2004. The loss from discontinued operations in fiscal year 2003 is primarily due to adjustments to estimated liabilities on leases, for which we are a guarantor. For more information see, “—Contractual Commitments.”

Net Income

The increase in net income is due primarily to the increase in operating income partially offset by the increase in the income tax provision.

Liquidity and Capital Resources

At December 31, 2005, our total debt, including capital leases, was $545.2 million compared to $233.9 million at January 1, 2005. Total commitments by the lenders under ATD’s credit facility were $300.0 million at December 31, 2005, of which $66.6 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the credit facility agreement.

The following table summarizes the cash flows for fiscal years 2003 and 2004 and the quarter ended April 2, 2005 for the Predecessor and the period from April 2, 2005 through December 31, 2005 for the Successor:

	Predecessor			Successor
	2003	2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005
	(dollars in thousands)
Cash provided by (used in) operating activities	$17,657	$25,709	$9,871	$(34,654)
Cash provided by (used in) investing activities	(1,929)	(63,302)	(1,438)	(468,815)
Cash provided by (used in) financing activities	(15,095)	37,601	(8,264)	505,511

Net increase in cash and cash equivalents	633	8	169	2,042
Cash and cash equivalents, beginning of year	2,693	3,326	3,334	3,503

Cash and cash equivalents, end of year	$3,326	$3,334	$3,503	$5,545

Cash payments for interest	$13,345	$12,389	$3,944	$23,992
Cash payments (receipts) for taxes, net	$2,592	$17,610	$247	$(2,340)
Capital expenditures financed by debt	$670	$5,224	$1,338	$4,054
Payment of Series D Senior Notes with restricted cash	$—	$—	$—	$30,506

Operating Activities. Total net cash used in operating activities for the aggregate twelve-month period of 2005 increased $50.5 million to $24.8 million compared to net cash provided by operating activities of $25.7 million in fiscal 2004. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire in third quarter 2004 and Wholesale Tire in third quarter 2005, partially offset be a decrease in our profitability. Net working capital at December 31, 2005 totaled $201.8 million compared to $133.7 million at January 1, 2005, an increase of $68.1 million. This increase primarily relates to an increase in inventory and the income tax receivable, prepaid management advisory fees and seller transaction costs recorded in connection with the Acquisition (see Notes 2 and 3 in Notes to Consolidated Financial Statements included in Item 8 of this report for further details). The increase in inventory is primarily in response to announced future and expected price increases by the tire manufacturers as well as to protect our supply position from potential supply shortages of raw materials announced by tire manufacturers in the wake of recent storm activity. The acquisition of Wholesale Tire resulted in $3.9 million of additional inventory.

Net cash provided by operating activities for fiscal 2004 increased $8.0 million to $25.7 million compared to $17.7 million in fiscal 2003. The increase in cash provided by operating activities for fiscal 2004 was primarily due to improvements in our gross profit margins and an overall increase in our profitability partially offset by an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire. In addition, we had an increase in income taxes paid in fiscal 2004, which partially offset the increase in cash provided by operating activities. The increase in income taxes paid is due to the utilization of net operating loss carryforwards in fiscal 2003, which were not available in fiscal 2004.

Investing Activities. Total net cash used in investing activities increased $407.0 million to $470.3 million in the aggregate twelve-month period of 2005 compared to $63.3 million in fiscal 2004. The increase in cash used in investing activities was due primarily to cash paid for the Acquisition in first quarter 2005 (See Note 2 in the

Notes to Consolidated Financial Statements included in Item 8 of this report for further details) and the acquisition of Wholesale Tire in third quarter 2005. Total capital expenditures for the aggregate twelve-month period of 2005 increased $3.3 million to $7.7 million compared to $4.4 million in fiscal 2004. Capital expenditures during the period from April 2, 2005 through December 31, 2005 for the Successor and first quarter 2005 for the Predecessor were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During the aggregate twelve-month period of 2005, we also had total aggregate capital expenditures financed by debt of $5.4 million relating to information technology.

Net cash used in investing activities for fiscal 2004 increased $61.4 million to $63.3 million compared to $1.9 million in fiscal 2003. The increase was due primarily to the acquisition of Big State and Target Tire in third quarter 2004. Capital expenditures increased $1.9 million to $4.4 million in fiscal 2004 compared to $2.5 million in fiscal 2003. Capital expenditures during fiscal 2004 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During fiscal 2004, we also had capital expenditures financed by debt of $5.2 million relating to information technology upgrades.

Financing Activities. Total net cash provided by financing activities for the aggregate twelve-month period of 2005 increased $459.6 million to $497.2 million compared to $37.6 million in fiscal 2004. The increase in cash provided by financing activities was primarily due to proceeds generated from the issuance of the Senior Discount Notes, Senior Notes and Senior Floating Rate Notes of $330.0 million and proceeds of $211.5 million received from the issuance of common stock. These increases were partially offset by $30.5 million of cash that was restricted for the payment of the Series D senior notes and payments of $35.4 million for deferred financing costs incurred in connection with financing activities surrounding the Acquisition. See Note 2 and 5 in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further details.

Net cash provided by financing activities for fiscal 2004 increased $52.7 million to $37.6 million compared to net cash used in financing activities of $(15.1) million in fiscal 2003. The increase was primarily due to increased borrowings on ATD’s Revolver as a result of the two acquisitions completed in third quarter 2004, partially offset by payments of other long-term debt and the partial redemption of the Series A preferred stock.

Revolving Credit Facility. In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (“Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The revolving credit facility provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of December 31, 2005). At December 31, 2005, borrowings under the Revolver were at a weighted average interest rate of 6.2%. Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business we conduct, as well as other customary covenants. The Revolver expires March 31, 2010.

Indenture EBITDA. We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA:

	Predecessor			Successor
	Fiscal Year 2003	Fiscal Year 2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005
	(dollars in thousands)
Net cash provided by (used in) operating activities	$17,657	$25,709	$9,871	$(34,654)
Changes in assets and liabilities	14,323	9,345	(12,375)	60,753
Provision for deferred income taxes	(6,915)	(1,847)	(658)	2,413
Interest expense	14,071	13,371	3,682	41,359
Provision for (benefit of) income taxes	11,089	16,236	(6,620)	(728)
Provision for doubtful accounts	(907)	(320)	(279)	(1,091)
Provision for obsolete inventory	12	91	(332)	501
Amortization of other assets	(1,208)	(1,156)	(232)	(4,091)
Stock-based compensation expense	—	—	(8,584)	—
Transaction expenses	—	—	28,211	95
Accretion of interest	—	—	—	(4,331)
Other	369	2,765	1,181	4,738

Indenture EBITDA	$48,491	$64,194	$13,865	$64,964

Total Indenture EBITDA for the aggregate twelve-month period of 2005 increased $14.6 million to $78.8 million compared to $64.2 million in fiscal 2004. Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. We currently believe that there will be future reductions in such liquidation value which, if achieved, will be included in Indenture EBITDA in those future periods up to a maximum of $1.6 million through June 2007, although no assurances can be given as to the amount or timing of such reductions, if any. Accordingly, we believe the amount of this benefit is meaningful to an understanding of the results for the 2005 period.

The increase in Indenture EBITDA is due primarily to the increase in sales, partially offset by the increase in selling, general and administrative expenses and the inclusion of an additional week in the first quarter 2004. We estimate the additional week in 2004 contributed approximately $1.6 million to Indenture EBITDA. The acquisition of Big State in August of 2004 contributed $2.5 million to the increase. The acquired operations of Wholesale Tire did not have a material impact on Indenture EBITDA.

Indenture EBITDA increased $15.7 million to $64.2 million in fiscal 2004 compared to $48.5 million in fiscal 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in our gross profit margins, partially offset by the increase in selling, general and administrative expenses. Indenture EBITDA from the acquired operations of Big State and Target Tire, prior to the consolidation of Target Tire’s distribution centers, accounted for approximately $1.2 million of this increase.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Revolver, will be adequate to meet our anticipated requirements.

Contractual Commitments

As of December 31, 2005, the Successor had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (dollars in millions):

	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (variable rate)	$329.5	$—	$—	$—	$—	$189.5	$140.0
Long-term debt (fixed rate)	201.3	4.3	2.1	0.5	0.1	—	194.3
Estimated interest payments (1)	341.9	45.0	48.3	51.6	51.6	42.7	102.7
Operating leases, net of sublease income	156.9	26.7	25.0	22.8	19.8	14.9	47.7
8% cumulative mandatorily redeemable preferred stock	45.9	—	—	—	—	—	45.9
Capital leases	0.4	0.4	—	—	—	—	—
Other long-term liabilities	5.2	0.2	0.2	0.2	0.1	0.4	4.1

Total contractual cash obligations	$1,081.1	$76.6	$75.6	$75.1	$71.6	$247.5	$534.7

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

In addition, the only significant remaining liability related to Winston Tire Company (“Winston”), our retail business that was sold in 2001, is the exposure related to leases that we have guaranteed. As of December 31, 2005, our total obligations, as guarantor on the Winston leases, are approximately $10.1 million extending over 13 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $9.6 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements included under Item 8 of this report). We consider certain accounting policies, as described below, to be critical policies due to the high degree of judgment and complexity involved in each.

Revenue Recognition

We recognize revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. We also permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, which is based on historical experience of actual returns. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, operating results would be adversely affected.

The allowance for doubtful accounts provides for estimated losses inherent within our accounts receivable balance. Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. Management believes, based on our review, that the allowance for doubtful accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or market. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Vendor Rebates

We receive rebates from our vendors under a number of different programs. These rebates are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Many of the vendor programs provide for us to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount earned for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels. Historically, actual rebates have been within the expectations used in the estimates.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts that have been recorded related to product already purchased, it may impact gross margins on products sold or revenues earned in future periods to the extent that the changes are not passed along to the customer.

Customer Rebates

We offer rebates to our customers under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The majority of these programs provide for the customer to receive rebates, generally in form of a reduction in the related accounts receivable balance, when certain measures are achieved, generally related to the volume of product purchased from the Company. These rebates are recorded as a reduction of the related price of the product, which reduces the amount of revenue recorded. Throughout the year, the amount of rebates is estimated based on the expected level of purchases to be made by customers that participate in the rebate programs. These estimates are periodically revised to reflect rebates earned by customers based on actual purchases made. Historically, actual rebates paid have been within the expectations used in the estimates.

Cooperative Advertising and Marketing Programs

We participate in cooperative advertising and marketing programs (“co-op”) with our vendors. Co-op funds are provided to the Company generally based on the volume of purchases made with vendors that offer such programs. A portion of the funds received must be used for specific advertising and marketing expenditures incurred by the Company or its customers. The co-op funds received by the Company from its vendors are accounted for in accordance with EITF Issue No. 02-16, which requires that we record the funds received as a reduction of cost of sales or as an offset to specific costs incurred in selling the vendor’s products. The co-op funds that are provided to the Company’s customers are accounted for in accordance with EITF Issue 01-9, which requires that the Company record the funds paid as a reduction of revenue since no separate indentifiable benefit is received by the Company.

Post Retirement Benefits

We account for post retirement benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” SFAS No. 106 requires us to accrue the cost of post retirement benefit obligations based on a number of actuarial assumptions including assumptions about the discount rate and health care cost trend rates. See Note 6 in Notes to Consolidated Financial Statements included in Item 8 of this report for further information. The actuarial assumptions used may differ materially from actual results, which may have a significant impact on the amount of post retirement expenses to be recognized in future periods.

Valuation of Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed whenever events or circumstances indicate an impairment may exist. We adopted the provisions of SFAS No. 142 effective first quarter of fiscal 2002. In accordance with SFAS No. 142, we performed the required annual impairment test in fourth quarter of fiscal years 2005, 2004 and 2003 and determined that no goodwill or indefinite lived intangible asset impairment existed. Fair value was computed by utilizing a variety of methods including discounted cash flow and market multiple models. We will continue to perform goodwill and intangible asset impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill to fall below the carrying value, requiring an impairment charge.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). For non-public companies, as defined, the provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. We are currently accounting for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”) and its related interpretations. Upon the adoption of SFAS 123R, we will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. We adopted the provisions of SFAS 123R on January 1, 2006. We do not expect the adoption SFAS No. 123R to have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s credit facility and our Senior Floating Rate Notes. Interest on the credit facility is tied to the Base Rate, as defined in the agreement, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At December 31, 2005, we had $329.5 million outstanding under ATD’s credit facility and our Senior Floating Rate Notes, of which $244.5 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $2.4 million, based on the outstanding balance of the credit facility and Senior Floating Rate Notes that have not been hedged at December 31, 2005.

On October 11, 2005, the Company entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 31, 2005, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the New Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income. The fair value of the New Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was a liability of $0.2 million at December 31, 2005, and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive loss, net of tax.

During second quarter 2003, ATD entered into an interest rate swap agreement (“2003 Swap”) to manage exposure to fluctuations in interest rates. The 2003 Swap covered a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14%. The 2003 Swap had not been designated for hedge accounting treatment. Accordingly, ATD recognized the fair value of the 2003 Swap in the accompanying consolidated balance sheets and any changes in the fair value were recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the 2003 Swap was the estimated amount that ATD would pay or receive to terminate the agreement at the reporting date. The fair value of the 2003 Swap was an asset of $0.8 million at January 1, 2005, and is included in other assets in the accompanying consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.2 million for the nine months ended December 31, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million, $0.5 million and $0.2 million for the quarter ended April 2, 2005, year ended January 1, 2005 and year ended December 27, 2003, respectively. On October 6, 2005 and in connection with the New Swap discussed above, ATD terminated the 2003 Swap contract and received proceeds of $0.8 million.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of December 31, 2005 for the Successor and January 1, 2005 for the Predecessor	37

Consolidated Statements of Operations for the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor	38

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss for the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor	39

Consolidated Statements of Cash Flows for the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, statement of consolidated stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2005, and the results of its operations and its cash flows for period from April 2, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 95 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, consolidated statements of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at January 1, 2005 and the results of its operations and its cash flows for the period from January 2, 2005 through April 2, 2005 and each of the two years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 95 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2006

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	Successor December 31, 2005	Predecessor January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$5,545	$3,334
Accounts receivable, net of allowance for doubtful accounts of $998 and $1,587 in fiscal 2005 and 2004, respectively	127,722	130,683
Inventories	281,415	220,778
Assets held for sale	1,034	—
Deferred income taxes	11,190	8,890
Income tax receivable	12,699	1,992
Other current assets	17,337	16,969

Total current assets	456,942	382,646

Property and equipment, net	44,596	24,160
Goodwill, net	347,252	121,910
Other intangible assets, net	241,128	13,527
Deferred income taxes	—	6,887
Other assets	37,833	7,165

Total assets	$1,127,751	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213,065	$215,706
Accrued expenses	37,361	30,781
Current maturities of long-term debt	4,696	2,439

Total current liabilities	255,122	248,926

Long-term debt	540,549	231,480
Deferred income taxes	82,077	—
Other liabilities	10,638	8,589
Redeemable preferred stock	18,559	9,535
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	55,854
Predecessor common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding	—	52
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	—
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	—
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	23,030
Warrants	4,631	1,352
Accumulated deficit	(1,601)	(22,523)
Accumulated other comprehensive loss	(124)	—
Treasury stock, at cost, 473 shares	(100)	—

Total stockholders’ equity	220,806	57,765

Total liabilities and stockholders’ equity	$1,127,751	$556,295

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor	Predecessor
	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	For the Fiscal Year Ended
			January 1, 2005	December 27, 2003
Net sales	$1,150,944	$354,339	$1,282,069	$1,114,410
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	939,325	290,488	1,043,793	910,905

Gross profit	211,619	63,851	238,276	203,505
Selling, general and administrative expenses	172,605	52,653	183,235	162,351
Transaction expenses	95	28,211	—	—

Operating income (loss)	38,919	(17,013)	55,041	41,154
Other income (expense):
Interest expense	(41,359)	(3,682)	(13,371)	(14,071)
Other, net	111	(252)	(393)	93

Income (loss) from continuing operations before income taxes	(2,329)	(20,947)	41,277	27,176
Provision (benefit) for income taxes	(728)	(6,620)	16,236	11,089

Income (loss) from continuing operations	(1,601)	(14,327)	25,041	16,087
Loss from discontinued operations, net of income tax benefit of $57	—	—	—	(82)

Net income (loss)	$(1,601)	$(14,327)	$25,041	$16,005

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

(dollars in thousands, except share amounts)

	Preferred Stock (Note 11)		Common Stock		Additional Paid-In Capital	Warrants	Note Receivable From Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount	Shares	Amount
Predecessor balance, December 28, 2002	10,970,926	$46,035	5,086,917	$51	$22,388	$1,782	$(17)	$(53,750)	$—	$—	$16,489
Net income	—	—	—	—	—	—	—	16,005	—	—	16,005
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—	—	—
Dividends on preferred stock Series D	—	3,469	—	—	—	—	—	(3,469)	—	—	—

Predecessor balance, December 27, 2003	10,970,926	50,944	5,086,917	51	22,388	1,782	(17)	(42,654)	—	—	32,494

Net income	—	—	—	—	—	—	—	25,041	—	—	25,041
Surrender of warrants	—	—	—	—	430	(430)	—	—	—	—	—
Issuance of common stock	—	—	75,000	1	212	—	—	—	—	—	213
Forgiveness of note receivable	—	—	—	—	—	—	17	—	—	—	17
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—	—	—
Dividends on preferred stock Series D	—	3,470	—	—	—	—	—	(3,470)	—	—	—

Predecessor balance, January 1, 2005	10,970,926	55,854	5,161,917	52	23,030	1,352	—	(22,523)	—	—	57,765

Net loss	—	—	—	—	—	—	—	(14,327)	—	—	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	—	(360)	—	—	—
Dividends on preferred stock Series D	—	867	—	—	—	—	—	(867)	—	—	—

Predecessor balance, April 2, 2005	10,970,926	57,081	5,161,917	52	23,030	1,352	—	(38,077)	—	—	43,438

Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	—	38,077	—	—	(43,438)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,601)	—	—	(1,601)
Change in value of derivative instrument, net of income taxes of $0.1	—	—	—	—	—	—	—	—	(124)	—	(124)

Total comprehensive loss											(1,725)

Issuance of Holdings common stock	—	—	1,000,000	10	211,490	—	—	—	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	—	—	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	—	—	—	6,500
Repurchase of common stock	—	—	(473)	—	—	—	—	—	—	(100)	(100)

Successor balance, December 31, 2005	—	$—	999,527	$10	$217,990	$4,631	$—	$(1,601)	$(124)	$(100)	$220,806

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	Period from April 2, 2005 through December 31, 2005	Quarter Ended April 2, 2005	For the Fiscal Year Ended
			January 1, 2005	December 27, 2003
Cash flows from operating activities:
Net income (loss)	$(1,601)	$(14,327)	$25,041	$16,005
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	16,409	1,738	6,781	6,957
Amortization of other assets	4,091	232	1,156	1,208
Provision for doubtful accounts	1,091	279	320	907
Provision for obsolete inventory	(501)	332	(91)	(12)
Provision (benefit) for deferred income taxes	(2,413)	658	1,847	6,915
Stock-based compensation expense	—	8,584	—	—
Inventory step-up amortization	4,692	—	—	—
Accretion of interest	4,331	—	—	—
Change in assets and liabilities:
Accounts receivable, net	12,636	(8,541)	(16,046)	(2,353)
Inventories	(43,584)	(12,984)	(20,831)	(17,317)
Other current assets	11,389	(9,222)	(7,187)	1,274
Accounts payable and accrued expenses	(33,829)	44,864	34,605	5,317
Other	(7,365)	(1,742)	114	(1,244)

Net cash provided by (used in) operating activities	(34,654)	9,871	25,709	17,657

Cash flows from investing activities:
Acquisition of Predecessor	(458,347)	—	—	—
Other Acquisitions, net of cash acquired	(4,266)	—	(59,207)	—
Purchase of property and equipment	(6,086)	(1,574)	(4,379)	(2,491)
Proceeds from sale of property and equipment	184	236	284	612
Other, net	(300)	(100)	—	(50)

Net cash used in investing activities	(468,815)	(1,438)	(63,302)	(1,929)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,100,320	312,277	1,269,626	1,257,761
Repayments of revolving credit facility	(1,088,448)	(320,728)	(1,212,775)	(1,268,725)
Payments of other long-term debt	(2,658)	(975)	(16,336)	(3,656)
Borrowings of other long-term debt	—	—	—	25
Payments of deferred financing costs	(35,386)	—	(2,127)	—
Proceeds from issuance of common stock	211,500	1,862	213	—
Proceeds from issuance of long-term debt	330,003	—	—	—
Proceeds from issuance of preferred stock	15,369	—	—	—
Proceeds from issuance of warrants	4,631	—	—	—
Change in restricted cash	(30,506)	—	—	—
Series A preferred stock redemption	—	(700)	(1,000)	(500)
Other	686	—	—	—

Net cash provided by (used in) financing activities	505,511	(8,264)	37,601	(15,095)

Net increase in cash and cash equivalents	2,042	169	8	633
Cash and cash equivalents, beginning of year	3,503	3,334	3,326	2,693

Cash and cash equivalents, end of year	$5,545	$3,503	$3,334	$3,326

Supplemental disclosures of cash flow information:
Cash payments for interest	$23,992	$3,944	$12,389	$13,345

Cash payments (receipts) for taxes, net	$(2,340)	$247	$17,610	$2,592

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$4,054	$1,338	$5,224	$670

Payment of Series D Senior Notes with restricted cash	$30,506	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies:

Organization

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

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings (see Note 2 for further information). The Acquisition was completed on March 31, 2005.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price of the Acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. Periods prior to April 2, 2005 reflect the financial position, results of operations, and changes in financial position of the Predecessor and periods after April 2, 2005 reflect the financial position, results of operations, and changes in financial position of Holdings and its subsidiaries. For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor’s consolidated statement of operations. Cash flow activity for the three-day period from March 31, 2005 through April 2, 2005 is included in the Predecessor’s consolidated statement of cash flows except for cash flow activity related to the Merger, which is shown in the Successor’s consolidated statement of cash flows on April 2, 2005. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three-day period from March 31, 2005 through April 2, 2005.

Nature of Business

ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment consisting of 73 economically similar distribution centers across the United States. ATD’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. ATD serves all or parts of 37 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest, and the West Coast of the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts for outbound shipping costs classified in selling, general, and administrative expenses in fiscal 2003 have been reclassified to cost of goods sold and reported as such in subsequent periods. The effect of this reclassification was a decrease in selling, general, and administrative expenses and an increase in cost of goods sold in the amount of $8.3 million for fiscal year 2003. Certain other prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The quarter ended April 2, 2005 for the Predecessor contains operating results for 13 weeks and the nine months ended December 31, 2005 for the Successor contains operating results for 39 weeks. The fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor contain operating results for 53 weeks and 52 weeks, respectively.

Cash and Cash Equivalents

The Company includes cash, demand deposits and highly liquid investments with maturities at the date of acquisition of less than three months in cash and cash equivalents in its consolidated financial statements.

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for estimated potential credit losses.

The Company permits customers from time to time to return certain products but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience of actual returns.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. Carrying value approximates fair value as it relates to the investments held in the Rabbi Trust and the interest rate swap as they are carried at fair value. The carrying value of ATD’s revolving credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term debt at January 1, 2005 approximated fair value. The table below states the estimated fair value of the Company’s long-term, senior notes at December 31, 2005 based upon quoted market prices (in thousands):

	Fair Value at December 31, 2005	Carrying Value at December 31, 2005
10.75% Senior Notes	$135,188	$150,000
Senior Floating Rate Notes	126,175	140,000
13% Senior Discount Notes	44,015	44,003

Inventories

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of ATD’s inventory is held as collateral under the revolving credit facility (“Revolver”). See Note 5 for further information.

As part of the purchase price allocation, the carrying value of inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold. In connection with the Acquisition, the Successor has applied a policy whereby costs associated with the initial physical handling of purchased tire inventory to get the inventory ready for sale in the distribution centers are capitalized into inventory. Inventory as of December 31, 2005 includes approximately $1.8 million of such capitalized inventory costs.

Property and Equipment

Property and equipment are stated at cost or fair value at date of acquisition. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is determined by using the straight-line method based on the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-7 years
Vehicles and other	3-5 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or improvements of significant items are capitalized. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is recognized.

As of December 31, 2005, the Company’s Asheville, North Carolina owned distribution center has been classified as “assets held for sale” and is currently under contract. The Company has relocated to a larger facility that is being leased.

Deferred Financing Costs

Costs incurred in connection with financing activities (see Note 5) are capitalized and amortized on a straight-line basis and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. As a result of the Acquisition, $3.1 million of deferred financing costs associated with the old debt structure were written off in purchase accounting. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $31.3 million for the Successor and $3.4 million for the Predecessor at December 31, 2005 and January 1, 2005, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate an impairment may exist. ATD adopted the provisions of SFAS No. 142 in the first quarter of fiscal 2002.

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In accordance with SFAS No. 142, the Company performed the required annual impairment test in fourth quarter of fiscal years 2005, 2004 and 2003 and determined that no goodwill or indefinite lived intangible asset impairment existed. Fair value was computed by utilizing discounted cash flow and market multiple models.

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. Goodwill of $345.3 million was recorded in connection with the Acquisition. The Company also recorded $2.0 million of goodwill in connection with the purchase of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). As of December 31, 2005, the Company has recorded goodwill of $347.3 million, of which approximately $33.4 million is deductible for income tax purposes.

Other intangible assets represent customer lists, trade names, noncompete agreements, and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line basis over periods ranging from three to seventeen years. Amortization of other intangibles was $9.2 million for the Successor nine-month period ended December 31, 2005. The Predecessor recorded amortization expense of $0.4 million for the quarter ended April 2, 2005, $1.1 million in fiscal 2004 and $1.4 million in fiscal 2003. Accumulated amortization at December 31, 2005 and January 1, 2005 was $9.2 million and $3.1 million, respectively.

The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended December 31, 2005 and January 1, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	Successor December 31, 2005
		Gross Amount	Accumulated Amortization
Customer lists	17	$204,275	$9,012
Noncompete agreements	3-5	613	204
Software	10	77	6

Total amortizable intangible assets		$204,965	$9,222

		Successor December 31, 2005
		Gross Amount	Accumulated Amortization
Tradename		$45,385	$—

Total unamortizable intangible assets		$45,385	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $12.3 million in 2006, $12.1 million in 2007, $12.0 million in 2008, $12.0 million in 2009, and $12.0 million in 2010.

Predecessor Company

	Estimated Useful Life (years)	Predecessor January 1, 2005
		Gross Amount	Accumulated Amortization
Customer lists	15	$12,272	$333
Noncompete agreements	5-7	2,789	2,059
Trademarks	5-15	1,613	755

Total amortizable intangible assets		$16,674	$3,147

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.2 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto. Aggregate stop-loss limits for workers’ compensation and auto are $7.0 million. There is no aggregate stop-loss limit on employee health insurance.

Post Retirement Benefits

The Company accounts for post retirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”. SFAS No. 106 requires the Company to accrue the cost of post retirement benefit obligations based on a number of actuarial assumptions including assumptions about the discount rate and health care cost trend rates. The actuarial assumptions used may differ materially from actual results, which may have a significant impact on the amount of post retirement expenses to be recognized in future periods. SFAS No. 132 (Revised 2003) supercedes the disclosure requirements for post retirement benefit plans in SFAS No. 106 without changing the measurement or recognition of those plans. This statement requires certain disclosures about the assets, obligations, cash flows, and net periodic benefit cost (see Note 6 for further information).

Shipping and Handling Costs

Certain company shipping, handling, and other distribution costs are classified as selling, general, and administrative expenses in the accompanying consolidated statements of operations. For the Successor, such expenses totaled $56.6 million for the nine months ended December 31, 2005. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005 and $65.0 million and $61.6 million for the fiscal years ended January 1, 2005 and December 27, 2003, respectively. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Many of the vendor programs provide for the Company to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount earned for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels. Historically, actual rebates have been within the expectations used in the estimates.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The majority of these programs provide for the customer to receive rebates, generally in form of a reduction in the related accounts receivable balance, when certain measures are achieved, generally related to the volume of product purchased from the Company. These rebates are recorded as a reduction of the related price of the product, which reduces the amount of revenue recorded. Throughout the year, the amount of rebates is estimated based on the expected level of purchases to be made by customers that participate in the rebate programs. These estimates are periodically revised to reflect rebates earned by customers based on actual purchases made. Historically, actual rebates paid have been within the expectations used in the estimates.

Cooperative Advertising and Marketing Programs

The Company participates in cooperative advertising and marketing programs (“co-op”) with its vendors. Co-op funds are provided to the Company generally based on the volume of purchases made with vendors that offer such programs. A portion of the funds received must be used for specific advertising and marketing expenditures incurred by the Company or its customers. The co-op funds received by the Company from its vendors are accounted for in accordance with EITF Issue No. 02-16, which requires that the Company record the funds received as a reduction of cost of sales or as an offset to specific costs incurred in selling the vendor’s products. The co-op funds that are provided to the Company’s customers are accounted for in accordance with EITF Issue No. 01-9, which requires that the Company record the funds paid as a reduction of revenue since no separate identifiable benefit is received by the Company.

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets becomes uncertain.

Derivative Instruments and Hedging Activities

For derivative instruments, the Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Stock Options

As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. In anticipation of the Merger, vesting of certain stock options was accelerated during the first quarter of 2005. Accordingly, the Predecessor recorded approximately $8.6 million in compensation expense during first quarter 2005 for the excess of the fair value of the common stock over the exercise price of the related option.

The $8.6 million of compensation expense is included in transaction expenses in the accompanying Predecessor consolidated statement of operations. The accompanying consolidated statements of operations do not include any additional compensation expense for 2005 or any compensation expense for 2004 and 2003 as the exercise price of all stock options represented the estimated fair value of the underlying common stock at the date of grant.

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

The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Successor	Predecessor
	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Fiscal Year Ended
			January 1, 2005	December 27, 2003
Net income (loss), as reported	$(1,601)	$(14,327)	$25,041	$16,005
Add: Stock-based compensation expense included in net income (loss), net of tax	—	5,871	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	—	(131)	(416)	(371)

Pro forma net income (loss)	$(1,601)	$(8,587)	$24,625	$15,634

The weighted average fair value of options granted during fiscal 2004 and 2003 estimated on the date of grant using the Black-Scholes option pricing model was $1.42 and $1.00, respectively. The fair value of options granted in fiscal 2004 and 2003 was determined using the following assumptions: a weighted average risk-free interest rate of 4.06% and 4.05%, respectively, no dividend yield, expected life of 10 years and no expected volatility. There were no options granted in first quarter 2005.

On March 31, 2005, as a result of the Acquisition, all ATD stock options that were already vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition—see below) were settled for approximately $23.2 million in cash by the Company. As a consequence, subsequent to March 31, 2005, the date of the completion of the Acquisition, all options to purchase previously existing ATD common stock were settled or exchanged and ATD’s existing stock option plans were terminated.

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

In connection with the Acquisition, on March 31, 2005 the Company granted non-qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock at an exercise price of $15.73 per share and, $0.01 par value per share, in exchange for the assignment and transfer to the Company of 372,888 options at an exercise price of $1.40 per share, to purchase ATD common stock under the previously existing ATD stock option plan. The fair market value of the options granted of $6.5 million was included in the purchase price and is recorded in stockholders’ equity in the accompanying Successor consolidated balance sheet. All Rollover Options granted under the 2005 Plan are fully vested.

During the nine-month period ending December 31, 2005, the Company granted additional options to purchase 149,811 shares of Series A Common Stock with an exercise price of $211.50. The options shall expire no later than 7 years and 30 calendar days from the date of grant. These options vest based on the Company meeting specified performance goals, the passage of time, or the occurrence of certain events. None of the options granted during this period are vested as of December 31, 2005. The fair value of options granted during the nine-months ended December 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model, was $50.75. The fair value of options granted was determined using the following assumptions: a weighted average risk-free interest rate of 3.87%, no dividend yield, expected life of 7 years and 30 calendar days and no expected volatility. There were 6,306 options forfeited during this period. The Company accounts for forfeitures as they occur.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company is currently accounting for stock option grants in accordance with APB No. 25 and its related interpretations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. The Company adopted the provisions of SFAS 123R on January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Acquisitions:

Successor Company

On August 23, 2005, the Company completed the purchase of all the outstanding stock of Wholesale Tire pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition expanded the Company’s operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The purchase price, subject to adjustment was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The acquisition was financed by ATD’s Revolver and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying consolidated statements of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on management’s best estimate of fair values for the assets acquired and liabilities assumed and resulted in goodwill of $2.0 million.

On March 31, 2005, pursuant to the Merger Agreement, dated as of February 4, 2005 and amended and restated on March 7, 2005, and in exchange for an aggregate purchase price of $710.0 million in cash, less the amount of ATD’s debt (net of cash on hand) and certain dividends payable to holders of its preferred stock, its transaction expenses and certain payments to its management, MergerSub, a subsidiary of Holdings, merged with and into ATD. In connection with the Merger, all of ATD’s existing redeemable preferred stock was either redeemed or exchanged for redeemable preferred stock of Holdings and each holder of shares of ATD’s common stock received a portion of the merger consideration equal to $18.83 per share. To the extent that any existing holder of options or warrants to acquire shares of ATD’s common stock did not exercise such options or warrants prior to the effective time of the Merger, such holder was paid an amount in cash equal to $18.83 per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. ATD continued as the surviving corporation with Holdings as its sole stockholder.

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”) and certain co-investors and co-sponsors contributed $210.0 million through the purchase of Holdings common stock and certain members of management contributed $1.5 million to the equity of Holdings. In addition, Holdings issued $20.0 million of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings common stock;

•	Holdings issued Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	Holdings granted, in exchange for the assignment and transfer of options to purchase ATD common stock under the previously existing ATD stock option plan, options to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options granted was $6.5 million;

•	ATD amended and restated its credit facility, which now consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed $4.8 million of its Series A preferred stock (representing all the outstanding Series A preferred stock). Holders of its Series C and D preferred stock received merger consideration, including accrued dividends, on a common stock equivalent basis of $81.1 million and $191.9 million, respectively;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million that was paid upon redemption, plus accrued interest through the redemption date;

•	Fees of $35.4 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the Successor’s balance sheet and are being amortized over the life of the respective debt;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the Merger Agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.7 million were paid, $8.6 million of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

The proceeds from the equity contributions, the notes issued, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the Merger Agreement.

The Acquisition was recorded using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of Acquisition, with the remainder being allocated to goodwill. The final purchase price allocation is as follows (in millions):

Merger consideration (cash and securities)	$469.4
Less: Net book value of assets acquired (a)	(42.0)

Excess purchase price over net book value of assets acquired	511.4

Adjustments to goodwill related to:

Property and equipment	(17.0)
Inventory	(4.7)
Customer lists	(204.3)
Trademarks and tradenames	(45.1)
Software	(0.1)
Deferred tax liabilities	103.5
Postretirement benefit obligations	1.6

Total adjustments	(166.1)

Goodwill	$345.3

(a)	Reflects the net book value at the date of acquisition less deferred transaction fees and intangible assets that were written off in purchase accounting.

The following unaudited pro forma supplementary data for the fiscal years ended December 31, 2005 and January 1, 2005 give effect to the Acquisition and the acquisitions described below as if they had occurred at the beginning of the respective years. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fiscal Year Ended December 31, 2005 (unaudited)	Fiscal Year Ended January 1, 2005 (unaudited)
	(in thousands)
Sales	$1,505,283	$1,394,711
Net loss	(4,990)	(2,024)

Predecessor Company

Transaction Expenses

The Predecessor’s consolidated statement of operations for the quarter ended April 2, 2005 includes the following transaction expenses relating to the Acquisition, some of which are discussed above (in thousands):

Seller transaction fees	$8,079
Accrued transaction bonuses and other related change in control payments	11,431
Stock-based compensation expense (a)	8,584
Other acquisition related expenses	117

Total transaction expense	$28,211

(a)	Represents compensation expense recorded due to the acceleration of certain management stock option vesting schedules (see Note 6).

During fiscal 2004, ATD acquired the entities described below, which were accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the acquisition dates.

On July 30, 2004, ATD completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”), a tire distributor located in Lubbock, Texas pursuant to the terms of that certain Stock Purchase Agreement dated July 2, 2004. The acquisition expanded the Company’s operations into Texas, Oklahoma and New Mexico and included nine distribution centers that were operated by Big State. The acquisition was financed by ATD’s Revolver (see Note 5).

On September 2, 2004, ATD completed the purchase of all the outstanding stock of Target Tire, Inc. (“Target Tire”), a tire distributor located in Jacksonville, North Carolina pursuant to the terms of that certain Stock Purchase Agreement dated September 1, 2004. Target Tire operated eleven distribution centers located in North Carolina, Georgia, South Carolina, Virginia and Tennessee. The acquisition strengthened ATD’s presence with retailers in the Southeast, a region where there is already a strong market presence. The acquisition was financed by ATD’s Revolver, as amended (see Note 5). In connection with the acquisition, ATD recorded a $4.3 million liability for estimated costs related to facility closures ($3.5 million), employee severance ($0.7 million), and other related exit costs ($0.1 million) in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The facilities closing expense primarily relates to the closing of all but one Target Tire distribution center due to existing distribution centers being located in close proximity to the acquired distribution facilities. ATD has completed all facility closings. The severance costs were primarily related to duplicate administrative personnel and personnel at the facilities that were closed. As of December 31, 2005, the Company had charged approximately $2.2 million against these reserves. The remaining liability is primarily related to lease obligations that expire in 2014.

The aggregate purchase price of these acquisitions, subject to adjustment, was $59.3 million, consisting of $58.2 million in cash, $0.6 million for repayment of debt, and $0.5 million in direct acquisition costs. There was $1.0 million that was being held in escrow pending final purchase price adjustments. Subsequent to year end, all purchase price adjustments were finalized and the amount held in escrow was disbursed. Allocations of the purchase prices have been recorded in the accompanying consolidated financial statements based on management’s best estimate of fair values for the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets of the acquired entities was allocated to goodwill ($28.0 million) and intangible assets ($12.4 million). Goodwill of $9.8 million and an intangible asset of $10.9 million, recorded in connection with the Big State acquisition, are deductible for income tax purposes. The intangible assets primarily relate to customer lists which are being amortized on a straight-line basis over an estimated life of fifteen years.

In connection with the Acquisition, Predecessor goodwill of $122.0 million was written-off.

3. Income Taxes:

The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from continuing operations for the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal years 2004 and 2003 for the Predecessor (in thousands):

	Successor	Predecessor
	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Year Ended
			January 1, 2005	December 27, 2003
Federal—
Current provision (benefit)	$1,229	$(5,877)	$12,307	$2,318
Deferred provision (benefit)	(1,373)	576	1,585	6,776

	(144)	(5,301)	13,892	9,094
State—
Current provision (benefit)	456	(1,401)	2,084	1,821
Deferred provision (benefit)	(1,040)	82	260	174

	(584)	(1,319)	2,344	1,995

Total provision (benefit)	$(728)	$(6,620)	$16,236	$11,089

Actual income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% in the nine months ended December 31, 2005 for the Successor and in the quarter ended April 2, 2005 and fiscal years 2004 and 2003 for the Predecessor as a result of the following (in thousands):

	Successor	Predecessor
	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Year Ended
			January 1, 2005	December 27, 2003
Income tax provision (benefit) computed at the federal statutory rate	$(811)	$(7,330)	$14,447	$9,512
State income taxes, net of federal income tax benefit	(615)	(857)	1,688	1,297
Decrease in valuation allowance	—	—	(474)	—
Non-deductible transaction cost	141	1,539	—	—
Non-deductible preferred stock dividends	428	—	—	—
Permanent differences	159	—	71	128
Other	(30)	28	504	152

Income tax provision (benefit)	$(728)	$(6,620)	$16,236	$11,089

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 2005 for the Successor and January 1, 2005 for the Predecessor, are as follows (in thousands):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Deferred tax assets—
Net operating loss carry-forwards	$7,072	$702
Accrued expenses and liabilities	8,184	7,574
Employee benefits	2,309	1,916
Inventory cost capitalization	2,928	2,741
Other comprehensive loss	77	—
Other	3,345	2,909

Gross deferred tax assets	23,915	15,842

Deferred tax liabilities—
Depreciation, amortization of intangibles	(94,380)	(9)
Other	(422)	(56)

Gross deferred tax liabilities	(94,802)	(65)

Net deferred tax (liabilities)/assets	$(70,887)	$15,777

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Deferred tax assets (liabilities)—
Current	$11,190	$8,890
Noncurrent	(82,077)	6,887

	$(70,887)	$15,777

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s consolidated balance sheet as of December 31, 2005 reflects a net non-current deferred tax liability of $82.1 million. Included in this amount is an acquired non-current deferred tax asset of approximately $5.6 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. In addition, the Company also has an income tax receivable of $12.7 million at December 31, 2005, which primarily relates to deductions that can be carried back two years for federal and state income tax purposes. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

At December 31, 2005, the Company had net operating losses (“NOLs”) available for federal tax purposes of approximately $8.9 million and NOLs available for state tax purposes of approximately $73.2 million. The NOL for federal tax purposes will expire in 2025 and the NOLs for state tax purposes will expire between 2010 and 2025. The Company expects to utilize these NOLs prior to their expiration date.

Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not. Therefore, the Company has not established a valuation allowance against the deferred tax assets. This evaluation considered the historical and long-term expected profitability of the Company as well as existence of deferred tax liabilities, which will reverse in future periods. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording a valuation allowance against the deferred tax assets.

4. Property and Equipment:

The following table represents the property and equipment for the Successor at December 31, 2005 and the Predecessor at January 1, 2005 (in thousands):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Land	$2,989	$1,525
Buildings and leasehold improvements	20,755	15,410
Machinery and equipment	15,292	17,998
Furniture and fixtures	10,403	11,669
Vehicles and other	1,770	1,981

Total property and equipment	51,209	48,583
Less—Accumulated depreciation	(6,613)	(24,423)

Property and equipment, net	$44,596	$24,160

As part of the purchase price allocation, the carrying value of property and equipment was increased by $17.0 million to adjust to estimated fair value at the acquisition date.

Depreciation expense for the nine months ended December 31, 2005 for the Successor was $7.2 million. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 and for the fiscal years ended January 1, 2005 and December 27, 2003 was $1.3 million, $5.7 million and $5.6 million, respectively. Depreciation expense is classified in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Included in the above table are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). As discussed above, the carrying value of these assets was increased by $8.0 million in connection with the Acquisition. The net book value of these assets for the Successor at December 31, 2005 and the Predecessor at January 1, 2005 was $13.6 million and $6.3 million, respectively. Accumulated depreciation was $0.5 million and $1.7 million for the respective periods. The Successor’s depreciation expense for the nine months ended December 31, 2005 was $0.5 million. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 and for the years ended January 1, 2005 and December 27, 2003 was $0.1 million, $0.2 million and $0.2 million, respectively.

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at December 31, 2005 for the Successor and January 1, 2005 for the Predecessor (in thousands):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Revolving credit facility	$189,485	$186,065
Series D Senior Notes	—	28,600
Senior Discount Notes	44,003	—
Senior Notes	150,000	—
Senior Floating Rate Notes	140,000	—
Capital lease obligations	14,484	14,787
Other	7,273	4,467

	545,245	233,919
Less—Current maturities	(4,696)	(2,439)

	$540,549	$231,480

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of December 31, 2005, the outstanding Revolver balance was $189.5 million and $66.6 million was available for additional borrowings.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of December 31, 2005). At December 31, 2005, borrowings under the Revolver were at a weighted average interest rate of 6.2%. Beginning six months after closing, the applicable margin for the loans will vary based upon a performance grid, as defined in the agreement.

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

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount.

The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 31, 2005, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the New Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income. The fair value of the New Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was a liability of $0.2 million at December 31, 2005, and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive loss, net of tax.

During second quarter 2003, ATD entered into an interest rate swap agreement (“2003 Swap”) to manage exposure to fluctuations in interest rates. The 2003 Swap covered a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14%. The 2003 Swap had not been designated for hedge accounting treatment. Accordingly, ATD recognized the fair value of the 2003 Swap in the accompanying consolidated balance sheets and any changes in the fair value were recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the 2003 Swap is the estimated amount that ATD would pay or receive to terminate the agreement at the reporting date. The fair value of the 2003 Swap was an asset of $0.8 million at January 1, 2005, and is included in other assets in the accompanying consolidated balance sheets. As a result of the change in fair value, the Successor recorded an increase in interest expense of $0.2 million for the nine months ended December 31, 2005. The Predecessor recorded a reduction in interest expense of $0.2 million, $0.5 million and $0.2 million for the quarter ended April 2, 2005, year ended January 1, 2005 and year ended December 27, 2003, respectively. On October 6, 2005 and in connection with the New Swap discussed above, ATD terminated the 2003 Swap contract and received proceeds of $0.8 million.

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

The indenture governing the Senior Discount Notes contains specified restrictions with respect to the conduct of our business and specified restrictive covenants limiting, among other things, our ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on our assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

On October 4, 2005, Holdings commenced an exchange offer for its privately placed outstanding 13% Senior Discount Notes due 2013 in exchange for newly registered 13% Senior Discount Notes due 2013. The terms of the new notes are substantially identical to the terms of the privately placed notes, except that certain transfer restrictions and registration rights provisions relating to the outstanding notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. Holdings accepted for exchange $51.5 million aggregate principal amount of the outstanding Senior Discount Notes, representing 100% of the total outstanding Senior Discount Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

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

The indenture governing the Senior Notes contains specified restrictions with respect to the conduct of our business and specified restrictive covenants limiting, among other things, our ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on our assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding 10.75% Senior Notes due 2013 in exchange for newly registered Senior Notes due 2013. The terms of the new notes are substantially identical to the terms of the privately placed notes, except that certain transfer restrictions and registration rights provisions relating to the outstanding notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $150.0 million aggregate principal amount of its outstanding Senior Notes, representing approximately 100% of the total outstanding Senior Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 9.34% for the period beginning on March 31, 2005 and ending June 30, 2005, 9.73% for the period beginning on July 1, 2005 and ending September 30, 2005 and 10.26% for the period of October 1, 2005 through December 31, 2005. For the period of January 1, 2006 through March 31, 2006, the interest rate on the Senior Floating Rate Notes will be 10.78%. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

In addition, at any time and from time to time, prior to April 1, 2007, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Floating Rate Notes at a redemption price of 100% of the principal amount thereof, plus a premium per $1,000 amount of such notes equal to the then-current interest rate on the Senior Floating Rate Notes (expressed as a percentage) multiplied by $1,000, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Floating Rate Notes issued and (b) the original aggregate principal amount of any additional Senior Floating Rate Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. ATD may also, at any time prior to April 1, 2007, upon a change of control, redeem all of the Senior Floating Rate Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make whole premium.

The indenture governing the Senior Floating Rate Notes contains specified restrictions with respect to the conduct of our business and specified restrictive covenants limiting, among other things, our ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on our assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding Senior Floating Rate Notes due 2012 in exchange for newly registered Senior Floating Rate Notes due 2012. The terms of the new notes are substantially identical to the terms of the outstanding notes, except that certain transfer restrictions and registration rights provisions relating to the privately placed notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $43.6 million aggregate principal amount of the outstanding Senior Floating Rate Notes, representing approximately 31% of the total outstanding Senior Floating Rate Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

Capital Lease Obligations

As of December 31, 2005, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Predecessor’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Aggregate Maturities

Aggregate maturities of long-term debt at December 31, 2005 for the Successor, are as follows (in thousands):

2006	$4,696
2007	2,110
2008	454
2009	77
2010	189,541
Thereafter	348,367

$545,245

6. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formulas for all divisions were determined to be a match of 50% of participant contributions, up to 6% of their compensation. In prior years, depending on the division, the plan either matched 50% of the participant’s contributions up to 6% of their compensation or matched 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general, and administrative expense for the Successor during the nine months ended December 31, 2005 was $1.1 million. The amount charged to selling, general, and administrative expense for the Predecessor during the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003, was $0.6 million, $1.3 million and $1.3 million, respectively.

Retiree Health Plan

Effective August 1, 2004, the Company amended provisions of the Employee Welfare Benefit Plan to amend the Retiree Health Plan (the “Post Retirement Plan”). Retired employees are eligible to participate in the Post Retirement Plan if, upon the date of retirement, the employee has fifteen or more years of continuous service and is at least 60 years of age. Plan eligibility is subject to certain limitations, as defined in the Post Retirement Plan documents. The benefits available under the Post Retirement Plan are the same schedule of medical, dental and vision benefits as is currently available to all active employees and their spouses under the health plan provisions of the American Tire Distributors, Inc. Employee Welfare Benefit Plan, until the attainment of age 65, or when the retiree and/or the retiree’s spouse becomes eligible for Medicare coverage.

The following tables provide information on the Post Retirement Plan status as December 31, 2005 for the Successor and April 2, 2005 and January 1, 2005 for the Predecessor in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”

	Successor	Predecessor	Predecessor
	Nine Months Ended December 31, 2005 (in thousands)	Quarter Ended April 2, 2005 (in thousands)	Fiscal Year Ended January 1, 2005 (in thousands)
Change in benefit obligations:
Benefit obligation at beginning of period	$2,002	$1,891	$—
Service cost	247	82	124
Interest cost	100	32	42
Cumulative prior service obligations	—	—	1,688
Actuarial loss	54	—	44
Participant contributions	21	7	22
Benefits paid	(29)	(10)	(29)

Benefit obligation at end of period	$2,395	$2,002	$1,891

Change in funded status:
Unfunded status of the plan	$2,395	$2,002	$1,891
Unrecognized net actuarial loss	(54)	—	(44)
Unrecognized prior service costs	—	—	(1,618)

Accrued benefit cost	$2,341	$2,002	$229

In connection with the Acquisition, Holdings recorded an obligation of approximately $2.0 million in the opening balance sheet, which represented the unfunded status of the plan at the date of acquisition. This resulted in the unrecognized prior service costs and unrecognized net actuarial loss being recorded in goodwill.

	Successor	Predecessor
	Nine Months Ended December 31, 2005 (in thousands)	Quarter Ended April 2, 2005 (in thousands)	Fiscal Year Ended January 1, 2005 (in thousands)
Components of expense:
Service cost	$247	$82	$124
Interest cost	100	32	42
Amortization of prior service costs	—	42	70

Post retirement benefit expense	$347	$156	$236

The primary assumptions affecting the Company’s accounting for post retirement benefits under SFAS No. 106 as of December 31, 2005 for the Successor and April 2, 2005 and January 1, 2005 for the Predecessor are as follows:

	Successor December 31, 2005	Predecessor April 2, 2005	Predecessor January 1, 2005
Discount rate	5.50%	5.75%	5.75%
Health care trend:
Initial rate	10.0%	11.0%	11.0%
Ultimate rate	5.0% in 2015	5.0% in 2015	5.0% in 2015
Annual change	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter

The following estimated future benefits are expected to be paid under the Post Retirement Plan (in thousands):

2006	$55
2007	65
2008	97
2009	122
2010	165
Thereafter	$1,891

Stock Option Plans

Prior to the Acquisition, the Predecessor had three stock option plans, the Amended and Restated 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan, all of which provided for the grant to designated employees, officers, directors and independent contractors of options to purchase shares of Class A common stock.

Stock option activity under the Predecessor plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2002 (940,739 exercisable)	3,147,426	2.79
Granted	198,308	3.00
Forfeited	(449,200)	8.65

Outstanding at December 27, 2003 (1,410,428 exercisable)	2,896,534	1.89
Granted	318,226	4.25
Exercised	(50,000)	4.25
Forfeited	(6,500)	7.60

Outstanding at January 1, 2005 (2,665,773 exercisable)	3,158,260	$2.08
Forfeited	(2,400)	9.00

Outstanding at March 31, 2005 (3,155,860 exercisable)	3,155,860	$2.07

On March 31, 2005, as a result of the Acquisition, all unvested options outstanding under the existing option plans and outstanding immediately prior to the Acquisition and related transactions, became vested. Predecessor stock options that were vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition—see below) were settled in exchange for cash consideration for each share of

Class A common stock underlying such option equal to the per share merger consideration (approximately $18.83 per share) minus the exercise price of such option. As a consequence, subsequent to March 31, 2005, the date of the completion of the Acquisition, all options to purchase previously existing ATD common stock were settled or exchanged and ATD’s existing stock option plans were terminated.

Following the Acquisition and related transactions, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of common stock under terms and conditions to be set by the Company’s Board of Directors. A committee appointed by the Company’s Board of Directors shall administer the plan. The committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Series A Common Stock that will be issuable upon exercise of the options granted. The purchase price for shares of Series A Common Stock issuable upon exercise of the options granted is fixed by the committee, but cannot be less than the fair market value of the Series A Common Stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code.

All options granted under the 2005 Plan are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with the Company in the event the recipient elects to exercise options. Options granted under the 2005 Plan generally vest based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance based options vest at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that the initial shareholders have earned a specified return on its initial investment in the Company’s shares. Options granted under the 2005 Plan are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the 2005 Plan, options expire no later than 30 days after the tenth anniversary of the date of grant for non-qualified options and no later than the tenth anniversary of the date of grant for incentive stock options. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the Company’s capital structure. As of December 31, 2005, options to purchase an aggregate of 176,704 shares of Series A Common Stock, at prices of $15.73 and $211.50 per share, were outstanding under the stock option plans.

In connection with the Merger, on March 31, 2005 the Company granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, non-qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options granted of $6.5 million is recorded in stockholders’ equity in the accompanying consolidated balance sheet. All Rollover Options granted under the 2005 Plan are fully vested.

During the nine-month period ending December 31, 2005, the Company granted additional options to purchase 149,811 shares of Series A Common Stock with an exercise price of $211.50. The options shall expire no later than 7 years and 30 calendar days from the date of grant. These options vest based on the Company meeting specified performance goals, the passage of time, or the occurrence of certain events. The fair value of options granted during the nine-months ended December 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model, was $50.75. The fair value of options granted was determined using the following assumptions: a weighted average risk-free interest rate of 3.87%, no dividend yield, expected life of 7 years and 30 calendar days and no expected volatility. Compensation cost will be recognized when the occurrence of certain events becomes probable, such as a change in control or a public offering of the Company’s common stock. None of the options granted during this period are vested as of December 31, 2005. There were 6,306 options forfeited during this period. The Company accounts for forfeitures as they occur.

Stock option activity under the Successor plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Granted	183,010	$175.99
Forfeited	(6,306)	211.50

Outstanding at December 31, 2005 (33,199 exercisable)	176,704	174.72

The following is summary information about the Successor’s stock options outstanding at December 31, 2005:

Exercise Price	Outstanding at December 31, 2005	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 15.73	33,199	6.45	$15.73	33,199	$15.73
211.50	143,505	6.50	211.50	—	—

	176,704	6.49	$174.72	33,199	$15.73

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not material in fiscal 2005, 2004 or 2003. At December 31, 2005, the Successor has recorded an obligation in other non-current liabilities related to the plan of $2.1 million and $1.5 million for the Predecessor as of January 1, 2005. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheet in other non-current assets related to the Rabbi Trust is $2.1 million at December 31, 2005 for the Successor and $1.5 million for the Predecessor at January 1, 2005.

7. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2006 and 2022. Future minimum lease commitments, net of sublease income, for the Successor at December 31, 2005 are as follows (in thousands):

2006	$26,657
2007	24,953
2008	22,849
2009	19,856
2010	14,936
Thereafter	47,673

$156,924

The Successor’s rent expense, net of sublease income, under these operating leases was $21.1 million for the nine months ended December 31, 2005. The Predecessor’s rent expense, net of sublease income, under these operating leases was $6.6 million in the quarter ended April 2, 2005, $24.9 million in fiscal 2004 and $24.2 million in fiscal 2003.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.1 million capital lease obligation during the first quarter of 2002. See Note 5 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

Purchase Commitments

In May 1997, the Company entered into a purchase agreement with a supplier (the “Tire Supply Agreement”—see Note 10), which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its “Winston” brand tires from Goodyear.

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

8. Discontinued Operations:

Effective May 15, 2001, the Predecessor completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), its retail segment, to Performance Management, Inc. for a purchase price of approximately $11.3 million, a portion of which was deferred and not paid at closing. As of December 31, 2005, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. The Company has initiated legal proceedings to collect the $2.8 million.

The Company remains liable as a guarantor on certain of Winston’s leases. As of December 31, 2005, the Company’s total obligations, as guarantor on these leases, are approximately $10.1 million extending over 13 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $9.6 million. A provision has been made for the net present value of the estimated shortfall.

In fiscal year 2003, the Predecessor recorded a loss from discontinued operations, net of income tax benefit of $0.1 million, primarily related to adjustments of estimated liabilities of the aforementioned leases.

9. Warrants:

Successor Company

In March 2005, in connection with the Merger, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A common stock at $.01 per share. The warrants expire on September 30, 2015. The Successor has recorded these warrants at fair value and has presented them as a component of stockholders’ equity at December 31, 2005. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

Predecessor Company

In May 1997, in connection with the issuance of Senior Subordinated Debt (“Subordinated Debt”), the Predecessor issued detachable warrants, which permitted the holder to acquire up to 1,034,000 shares of the Predecessor’s common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date of an initial public offering or a sale transaction. The Predecessor recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount. The warrants are presented as a component of stockholders’ equity at January 1, 2005.

On March 27, 2002, the Predecessor issued warrants to several vendors, which permitted the holders to acquire up to 307,193 shares of the Predecessor’s common stock at $.01 per share. In addition, the Predecessor issued warrants to the purchaser of the sale and leaseback transaction, which permitted the purchaser to acquire 153,597 shares of the Predecessor’s common stock. The warrants had a term of 10 years with a stated exercise price of $3.00 per warrant. The Predecessor recorded these warrants at fair value and has presented them as a component of stockholders’ equity at January 1, 2005.

On March 26, 2004, the Predecessor entered into a warrant surrender agreement that terminated the vendor warrants discussed above. Accordingly, the Predecessor accounted for this transaction by reducing warrants and increasing additional paid-in capital by $0.4 million in first quarter 2004.

In connection with the Merger, all warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

10. Redeemable Preferred Stock:

Successor Company

In connection with the Merger and on the date thereof, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a noncurrent liability in the accompanying consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of December 31, 2005, the stated redemption value of the Series B preferred stock was $1.6 million.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Fund in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying consolidated statements of operations. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying consolidated balance sheets in accordance with SFAS No. 150.

Predecessor Company

On May 2, 1997, the Predecessor issued 11,500 shares of preferred stock with a par value of $.01 per share to a supplier (the “Supplier”). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the “Series B preferred stock”).

The Series A and B preferred stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 7), the Predecessor shall redeem all shares of preferred stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividend or redemption payments in respect to the Series A or B preferred stock.

Series A Preferred Stock

The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For quarter ended April 2, 2005 and for fiscal years 2004 and 2003, the Predecessor declared and paid a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Predecessor, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. In January 2005, the Predecessor redeemed 700 shares of the Series A preferred stock for $0.7 million. During fiscal year ended January 1, 2005, the Predecessor redeemed 1,000 shares of the Series A preferred stock for $1.0 million and during fiscal 2003, redeemed 500 shares for $0.5 million. In connection with the Merger and on the date thereof, the Company redeemed the remaining 4,800 shares of Series A preferred stock for $4.8 million.

Series B Preferred Stock

The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see Note 7). Dividends on Series B preferred stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends.

The following represents the issued and outstanding redeemable preferred stock for the Successor at December 31, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Redeemable preferred stock Series A—4% cumulative; 7,000 shares authorized; 0 and 5,500 shares issued and outstanding, respectively	$—	$5,500
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	1,634	4,035
Redeemable preferred stock—8% cumulative: 20,000 shares authorized, issued and outstanding	16,925	—

Total redeemable preferred stock	$18,559	$9,535

11. Preferred Stock:

In 2002, the Predecessor amended and restated its articles of incorporation to increase the number of authorized shares of $.01 par value preferred stock from 1,344,834 to 10,982,426 shares. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. Prior to this amendment, the Predecessor had authorized and issued 7,000 shares of Series A preferred stock, 4,500 shares of Series B preferred stock and 1,333,334 shares of Series C preferred stock. On May 27, 2002, the Predecessor issued 9,637,592 shares of Series D preferred stock.

On October 31, 2003, the Predecessor amended and restated its articles of incorporation to eliminate the redemption clause of the Series C and Series D preferred stock. No dividends have been declared or paid to date on the Series C or Series D preferred stock.

Series C Preferred Stock

On April 2, 2001, the Predecessor issued 1,333,334 shares of Series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid.

In connection with the Merger, all outstanding shares of the Series C preferred stock were redeemed and the holders received merger consideration on a common stock equivalent basis (see Note 2 for further information).

Series D Preferred Stock

On March 27, 2002, the Predecessor issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Predecessor’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

In connection with the Merger, all outstanding shares of the Series D preferred stock were redeemed and the holders received merger consideration on a common stock equivalent basis (see Note 2 for further information).

The following represents the issued and outstanding preferred stock for the Successor at December 31, 2005 and the Predecessor at January 1, 2005 (dollars in thousands, except share data):

	Successor	Predecessor
	December 31, 2005	January 1, 2005
Preferred stock Series C—12% cumulative; 1,333,334 shares authorized, issued and outstanding	$—	$17,400
Preferred stock Series D—12% cumulative; 9,637,592 shares authorized, issued and outstanding	—	38,454

Total preferred stock	$—	$55,854

12. Common Stock:

Successor Company

Holdings is authorized to issue shares of four series of common stock, each with a par value of $0.01 per share, including Series A Common Stock, Series B Common Stock, Series D Common Stock and Common Stock. Only Series B Common Stock, Series D Common Stock and Common Stock have the right to vote. Holders of Series A Common Stock do not have any voting rights, except that the holders of such series of common stock will have the right to vote as a series to the extent required under the laws of the State of Delaware.

Holders of Series D Common Stock are entitled to 468 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Holders of Series B Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law.

Predecessor Company

In connection with the completion of the Merger, each of the outstanding common shares of ATD were converted into the right to receive cash consideration of $18.83 per share (see Note 2 for further information).

13. Related Party Transactions:

Redeemable Preferred Stock and Warrants

In connection with the Acquisition, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings Series A Common Stock at $.01 per share to The 1818 Fund (see Note 9 and 10 for further information). Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

Deferred Financing Fees

Advisory fees of $13.9 million were paid to Investcorp and its co-sponsors, Berkshire Partners and Greenbriar Equity Group, in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the Successor’s balance sheet and are being amortized over the life of the respective debt.

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the Acquisition for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $4.5 million during the nine months ended December 31, 2005.

The Predecessor was paying an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC, or Charlesbank. Following the Acquisition, the Company no longer pays this fee to Charlesbank. As of January 1, 2005, the Predecessor had paid $100,000 of the annual monitoring fee to Charlesbank and a liability was recorded for the remaining payment, which was paid in first quarter 2005.

Other

On May 25, 2000, the Predecessor purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with this acquisition, the Predecessor sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $75,000. The leases expire July 31, 2010. Total rent expense of approximately $0.7 million is included in the accompanying statements of operations for the nine-month period ended December 31, 2005 for the Successor and $0.2 million for first quarter 2005 for the Predecessor and $0.9 million for fiscal years 2004 and 2003 for the Predecessor.

14. Subsequent Events:

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of that certain Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.3 million. This acquisition establishes a distribution footprint for the Company across the state of Nevada and expands the Company’s presence in Northern California. The acquisition was financed by ATD’s Revolver.

Subsequent to year end, the Company reclassified to “assets held for sale” the real and personal property at the Tallahassee, Florida distribution center, with an aggregate carrying value of $0.8 million. The Company has relocated this distribution center to a larger facility that is being leased. The Company is actively marketing the property and anticipates that the property will be sold within the next twelve months.

15. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Predecessor for periods prior to April 2, 2005 and the financial position, results of operations, and cash flows of the Successor for the period April 2, 2005 through December 31, 2005.

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes of $51.5 million in aggregate principal amount at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•	Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

•	Series D Senior Notes of $28.6 million in aggregate principal amount issued by ATD are guaranteed on a full, unconditional and joint and several basis by all of its direct subsidiaries, each of which is wholly-owned (Subsidiary Guarantors). Parent Company (Holdings) is not a guarantor on the Series D Senior Notes.

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed Consolidating Balance Sheets as of December 31, 2005 for the Successor and January 1, 2005 for the Predecessor are as follows:

	Successor As of December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,726	$1,746	$—	$5,545
Accounts receivable, net	—	86,259	41,463	—	127,722
Inventories	—	173,831	107,584	—	281,415
Other current assets	3	41,103	1,154	—	42,260

Total current assets	76	304,919	151,947	—	456,942

Property and equipment, net	—	37,318	7,278	—	44,596
Goodwill and other intangible assets, net	—	586,005	2,375	—	588,380
Investment in subsidiaries	282,883	130,870	—	(413,753)	—
Other assets	2,866	34,303	664	—	37,833

Total assets	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,965	$2,100	$—	$213,065
Accrued expenses	—	35,016	2,345	—	37,361
Current maturities of long-term debt	—	4,671	25	—	4,696
Intercompany payables (receivables)	2,457	(25,129)	22,672	—	—

Total current liabilities	2,457	225,523	27,142	—	255,122

Long-term debt	44,003	496,546	—	—	540,549
Deferred income taxes	—	82,077	—	—	82,077
Other liabilities	—	6,386	4,252	—	10,638
Redeemable preferred stock	18,559	—	—	—	18,559
Stockholders’ equity:
Intercompany investment	—	280,622	113,282	(393,904)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(1,601)	2,385	17,588	(19,973)	(1,601)
Accumulated other comprehensive loss	(124)	(124)	—	124	(124)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,806	282,883	130,870	(413,753)	220,806

Total liabilities and stockholders’ equity	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

	Predecessor As of January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,509	$825	$—	$3,334
Accounts receivable, net	—	91,889	38,794	—	130,683
Inventories	—	142,889	77,889	—	220,778
Other current assets	—	26,638	1,213	—	27,851

Total current assets	—	263,925	118,721	—	382,646

Property and equipment, net	—	18,706	5,454	—	24,160
Goodwill and other intangible assets, net	—	50,977	84,460	—	135,437
Investment in subsidiaries	—	123,096	—	(123,096)	—
Other assets	—	13,258	794	—	14,052

Total assets	$—	$469,962	$209,429	$(123,096)	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,305	$5,401	$—	$215,706
Accrued expenses	—	26,648	4,133	—	30,781
Current maturities of long-term debt	—	2,359	80	—	2,439
Intercompany payables (receivables)	—	(72,246)	72,246	—	—

Total current liabilities	—	167,066	81,860	—	248,926

Long-term debt	—	231,455	25	—	231,480
Other liabilities	—	4,141	4,448	—	8,589
Redeemable preferred stock	—	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	—	108,785	(108,785)	—
Preferred stock	—	55,854	—	—	55,854
Common stock	—	52	—	—	52
Additional paid-in capital	—	23,030	—	—	23,030
Warrants	—	1,352	—	—	1,352
Accumulated deficit	—	(22,523)	14,311	(14,311)	(22,523)

Total stockholders’ equity	—	57,765	123,096	(123,096)	57,765

Total liabilities and stockholders’ equity	$—	$469,962	$209,429	$(123,096)	$556,295

Condensed Consolidating Statements of Operations for the nine months ended December 31, 2005 for the Successor and quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor are as follows:

	Successor For the Nine Months Year Ended December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$761,819	$389,125	$—	$1,150,944
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	622,755	316,570	—	939,325

Gross profit	—	139,064	72,555	—	211,619
Selling, general and administrative expenses	7	125,569	47,029	—	172,605
Transaction expenses	—	95	—	—	95

Operating income (loss)	(7)	13,400	25,526	—	38,919

Other income (expense):
Interest (expense) income	(5,798)	(35,584)	23	—	(41,359)
Other, net	(2)	41	72	—	111
Equity earnings of subsidiaries	2,385	17,588	—	(19,973)	—

Income (loss) from operations before income taxes	(3,422)	(4,555)	25,621	(19,973)	(2,329)
Provision (benefit) for income taxes	(1,821)	(6,940)	8,033	—	(728)

Net income (loss)	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)

	Predecessor For the Quarter Year Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)

Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

	Predecessor For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$877,573	$404,496	$—	$1,282,069
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	712,571	331,222	—	1,043,793

Gross profit	—	165,002	73,274	—	238,276
Selling, general and administrative expenses	—	132,379	50,856	—	183,235

Operating income	—	32,623	22,418	—	55,041

Other income (expense):
Interest expense	—	(13,361)	(10)	—	(13,371)
Other, net	—	(729)	336	—	(393)
Equity earnings of subsidiaries	—	13,798	—	(13,798)	—

Income from operations before income taxes	—	32,331	22,744	(13,798)	41,277
Provision for income taxes	—	7,290	8,946	—	16,236

Net income	$—	$25,041	$13,798	$(13,798)	$25,041

	Predecessor For the Fiscal Year Ended December 27, 2003
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$789,608	$324,802	$—	$1,114,410
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	642,810	268,095	—	910,905

Gross profit	—	146,798	56,707	—	203,505
Selling, general and administrative expenses	—	118,897	43,454	—	162,351

Operating income	—	27,901	13,253	—	41,154

Other income (expense):
Interest expense	—	(14,071)	—	—	(14,071)
Other, net	—	(176)	269	—	93
Equity earnings of subsidiaries	—	8,004	—	(8,004)	—

Income from continuing operations before income taxes	—	21,658	13,522	(8,004)	27,176
Provision for income taxes	—	5,571	5,518	—	11,089

Income from continuing operations	—	16,087	8,004	(8,004)	16,087
Loss from discontinued operations	—	(82)	—	—	(82)

Net income	$—	$16,005	$8,004	$(8,004)	$16,005

Condensed Consolidating Statements of Cash Flows for the period April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor are as follows:

	Successor For the period from April 2, 2005 through December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	245	18,276	1,979	—	20,500
Provision for doubtful accounts	—	750	341	—	1,091
Provision for obsolete inventory	—	(372)	(129)	—	(501)
Inventory step-up amortization	—	4,692	—	—	4,692
Accretion of interest	4,331	—	—	—	4,331
Provision (benefit) for deferred income taxes	—	(2,558)	145	—	(2,413)
Equity earnings of subsidiaries	(2,385)	(17,588)	—	19,973	—
Change in assets and liabilities:
Accounts receivable, net	—	11,703	933	—	12,636
Inventories	—	(20,990)	(22,594)	—	(43,584)
Other current assets	275	11,248	(134)	—	11,389
Accounts payable and accrued expenses	—	(31,863)	(1,966)	—	(33,829)
Other, net	327	(6,292)	(1,400)	—	(7,365)

Net cash provided by (used in) continuing operations	1,192	(30,609)	(5,237)	—	(34,654)

Cash flows from investing activities:
Acquisition of Predecessor	—	(458,347)	—	—	(458,347)
Other Acquisitions, net of cash acquired	—	(4,497)	231	—	(4,266)
Purchase of property and equipment	—	(4,118)	(1,968)	—	(6,086)
Proceeds from sale of property and equipment	—	74	110	—	184
Other	—	(300)	—	—	(300)
Intercompany	(1,085)	(7,577)	8,662	—	—

Net cash provided by (used in) investing activities	(1,085)	(474,765)	7,035	—	(468,815)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	1,100,320	—	—	1,100,320
Repayments of revolving credit facility	—	(1,088,448)	—	—	(1,088,448)
Payments of other long-term debt	—	(2,441)	(217)	—	(2,658)
Payments of deferred financing costs	(1,310)	(34,076)	—	—	(35,386)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—
Other	(100)	786	—	—	686

Net cash provided by (used in) financing activities	(34)	505,762	(217)	—	505,511

Net increase in cash and cash equivalents	73	388	1,581	—	2,042
Cash and cash equivalents, beginning of year	—	3,338	165	—	3,503

Cash and cash equivalents, end of year	$73	$3,726	$1,746	$—	$5,545

	Predecessor For the Quarter Year Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization of other intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Provision for obsolete inventory	—	248	84	—	332
Stock-based compensation expense	—	8,584	—	—	8,584
Deferred income taxes	—	658	—	—	658
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable, net	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,828)	(3,156)	—	(12,984)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	52,037	(7,173)	—	44,864
Other, net	—	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) continuing operations	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of year	—	2,509	825	—	3,334

Cash and cash equivalents, end of year	$—	$3,338	$165	$—	$3,503

	Predecessor For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$25,041	$13,798	$(13,798)	$25,041
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization of other intangibles and other assets	—	5,564	2,373	—	7,937
Provision for doubtful accounts	—	186	134	—	320
Provision for obsolete inventory	—	(110)	19	—	(91)
Deferred income taxes	—	1,847	—	—	1,847
Equity earnings of subsidiaries	—	(13,798)	—	13,798	—
Change in assets and liabilities:
Accounts receivable, net	—	(21,017)	4,971	—	(16,046)
Inventories	—	(19,653)	(1,178)	—	(20,831)
Other current assets	—	(6,785)	(402)	—	(7,187)
Accounts payable and accrued expenses	—	49,829	(15,224)	—	34,605
Other, net	—	196	(82)	—	114

Net cash provided by continuing operations	—	21,300	4,409	—	25,709

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,331)	124	—	(59,207)
Purchase of property and equipment	—	(3,173)	(1,206)	—	(4,379)
Proceeds from sale of property and equipment	—	54	230	—	284
Intercompany	—	(2,418)	2,418	—	—

Net cash provided by (used in) investing activities	—	(64,868)	1,566	—	(63,302)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	1,269,626	—	—	1,269,626
Repayments of revolving credit facility	—	(1,207,630)	(5,145)	—	(1,212,775)
Payments of other long-term debt	—	(16,300)	(36)	—	(16,336)
Proceeds from issuance of common stock	—	213	—	—	213
Payments for deferred financing costs	—	(2,127)	—	—	(2,127)
Series A preferred stock redemption	—	(1,000)	—	—	(1,000)

Net cash provided by (used in) financing activities	—	42,782	(5,181)	—	37,601

Net increase (decrease) in cash and cash equivalents	—	(786)	794	—	8
Cash and cash equivalents, beginning of year	—	3,295	31	—	3,326

Cash and cash equivalents, end of year	$—	$2,509	$825	$—	$3,334

	Predecessor For the Fiscal Year Ended December 27, 2003
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$16,005	$8,004	$(8,004)	$16,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles and other assets	—	4,977	3,188	—	8,165
Provision for doubtful accounts	—	844	63	—	907
Provision for obsolete inventory	—	72	(84)	—	(12)
Deferred income taxes	—	6,915	—	—	6,915
Equity earnings of subsidiaries	—	(8,004)	—	8,004	—
Change in assets and liabilities:
Accounts receivable, net	—	(4,388)	2,035	—	(2,353)
Inventories	—	(14,055)	(3,262)	—	(17,317)
Other current assets	—	856	418	—	1,274
Accounts payable and accrued expenses	—	5,971	(654)	—	5,317
Other	—	(1,663)	419	—	(1,244)

Net cash provided by operations	—	7,530	10,127	—	17,657

Cash flows from investing activities:
Purchase of property and equipment	—	(1,731)	(760)	—	(2,491)
Proceeds from sale of property and equipment	—	536	76	—	612
Intercompany	—	9,571	(9,571)	—	—
Other	—	(50)	—	—	(50)

Net cash provided by (used in) investing activities	—	8,326	(10,255)	—	(1,929)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	1,257,761	—	—	1,257,761
Repayments of revolving credit facility	—	(1,268,725)	—	—	(1,268,725)
Payments of other long-term debt	—	(3,635)	(21)	—	(3,656)
Borrowings of other long-term debt	—	—	25	—	25
Series A preferred stock redemption	—	(500)	—	—	(500)

Net cash provided by (used in) financing activities	—	(15,099)	4	—	(15,095)

Net increase (decrease) in cash and cash equivalents	—	757	(124)	—	633
Cash and cash equivalents, beginning of year	—	2,538	155	—	2,693

Cash and cash equivalents, end of year	$—	$3,295	$31	$—	$3,326

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended December 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

Item 9B.	Other Information.

On November 10, 2005, Steven Puccinelli resigned from the Board of Directors. The Board of Directors of appointed David Tayeh as a director of the Company, effective as of November 10, 2005.

Mr. Tayeh is an executive officer of Investcorp or one or more of its wholly owned subsidiaries. He joined Investcorp in 1999 and in 2003 joined Jostens, a company previously controlled by Investcorp, as Chief Financial Officer. In 2005, Mr. Tayeh returned to Investcorp. Prior to joining Investcorp, Mr. Tayeh was a Vice President of Investment Banking at Donaldson, Lufkin & Jenrette. Mr. Tayeh holds a B.A. from The University of Chicago and an M.B.A. from The Wharton School of the University of Pennsylvania.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table contains information regarding our directors and executive officers as of December 31, 2005. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
Richard P. Johnson	58	Chairman, Chief Executive Officer and Director
William E. Berry	51	President and Chief Operating Officer
J. Michael Gaither	53	Executive Vice President, General Counsel and Secretary
David L. Dyckman	41	Senior Vice President and Chief Financial Officer and Treasurer
Daniel K. Brown	52	Senior Vice President—Procurement
Phillip E. Marrett	55	Senior Vice President—Sales and Marketing
Christopher Stadler	41	Director
David Tayeh	38	Director
Donald Hardie	37	Director
Alain Redheuil	56	Director
Randy Peeler	40	Director
Joel Beckman	49	Director
Joseph P. Donlan	58	Director
James O. Egan	56	Director

Richard P. Johnson—Chairman, Chief Executive Officer and Director. Mr. Johnson became Chairman and Chief Executive Officer in May 2003. Mr. Johnson had been our President and Chief Executive Officer since January 2001 and prior to that time, served as President of our Southeast Division. He joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

William E. Berry—President and Chief Operating Officer. Mr. Berry became President and Chief Operating Officer in May 2003. Prior to that time, Mr. Berry had been our Executive Vice President and Chief Financial Officer since January 2002. Mr. Berry joined us in May 1998 as a result of the merger with ITCO Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined ITCO Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with the Company, he served as ITCO’s Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

J. Michael Gaither—Executive Vice President, General Counsel and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as our Senior Vice President, General Counsel and Secretary since joining us in 1991. He served as Treasurer from February 2001 to June 2003. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

David L. Dyckman—Senior Vice President and Chief Financial Officer. Mr. Dyckman joined the Company in January 2006. Prior to that, Mr. Dyckman served as Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005. From April 1998 to December 2004,

Mr. Dyckman served as Chief Financial Officer and Vice President of Corporate Development for NN, Inc. Mr. Dyckman holds a Masters of Business Administration from Cornell University in Ithaca, NY.

Daniel K. Brown—Senior Vice President—Procurement. Mr. Brown joined us in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980’s and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for the Company. Mr. Brown holds a B.A. from Western Carolina University.

Phillip E. Marrett—Senior Vice President—Sales and Marketing. Mr. Marrett joined the Company in 1998 as Regional Vice President in the Southeast Division. Prior to joining us, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996).

Christopher Stadler—Director. Mr. Stadler became a Director following the Acquisition and related transactions. He is an executive officer of Investcorp or one or more of its wholly owned subsidiaries. Mr. Stadler joined Investcorp in 1996. Prior to joining Investcorp, Mr. Stadler was Director of Corporate Finance at Credit Suisse First Boston and prior to Credit Suisse First Boston, Mr. Stadler was Managing Director of private equity investments for the Davis Companies. From 1986 to 1995, he worked as a Managing Director at Bankers Trust. Mr. Stadler holds a B.A. in Economics from Drew University and an M.B.A. in Finance from Columbia University, New York.

David Tayeh—Director. Mr. Tayeh became a Director in 2005. He is an executive officer of Investcorp or one or more of its wholly owned subsidiaries. Mr. Tayeh joined Investcorp in 1999 and in 2003 joined Jostens, a company previously controlled by Investcorp, as Chief Financial Officer. In 2005, Tayeh returned to Investcorp. Prior to joining Investcorp, Mr. Tayeh was a Vice President of Investment Banking at Donaldson, Lufkin & Jenrette. Mr. Tayeh holds a B.A. from The University of Chicago and an M.B.A. from The Wharton School of the University of Pennsylvania.

Donald Hardie—Director. Mr. Hardie became a Director following the Acquisition and related transactions. He is an executive officer of Investcorp or one or more of its wholly owned subsidiaries. Mr. Hardie joined Investcorp in 2002. Prior to joining Investcorp, Mr. Hardie was a principal with 212 Ventures. Prior to 212 Ventures, Mr. Hardie worked as a Vice President in the Leveraged Finance and Sponsor Coverage Groups of Deutsche Bank and held a similar position at Credit Suisse First Boston. Prior to that, Mr. Hardie was an Associate with White & Case LLP. Mr. Hardie holds a B.A. in English Literature and Finance from the University of Virginia and a J.D. from New York University School of Law.

Alain Redheuil—Director. Mr. Redheuil became a Director following the Acquisition and related transactions. He is an executive officer of Investcorp or one or more of its wholly owned subsidiaries. Mr. Redheuil joined Investcorp in 2004. Prior to joining Investcorp, Mr. Redheuil was chief executive at Rexel SA and prior to Rexel SA, Mr. Redheuil was a member of the executive committee of Pinault-Printemps-Redoute for six years. Mr. Redheuil worked for 12 years at Michelin as COO for Europe sales marketing and distribution, Vice President and CFO of Michelin Canada and Plant Manager in Nigeria and France.

Randy Peeler—Director. Mr. Peeler became a Director following the Acquisition and related transactions. He is a Managing Director of Berkshire Partners. Mr. Peeler joined Berkshire Partners in 1996. From 1994 to 1996, Mr. Peeler was responsible for new business ventures at Health Advances. Prior to that time, Mr. Peeler served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, Mr. Peeler was a consultant with Cannon Associates.

Joel Beckman—Director. Mr. Beckman became a Director following the Acquisition and related transactions. He is a founder and Managing Partner of Greenbriar Equity Group LLC. Prior to founding Greenbriar in 2000, Mr. Beckman was a managing Director and Partner of Goldman, Sachs & Co., which he joined in 1981.

Joseph P. Donlan—Director. Mr. Donlan has been our Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and Co-Manager of its 1818 Mezzanine Fund, L.P., and 1818 Mezzanine Fund II, L.P. Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm’s Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, L.P., Mr. Donlan managed Brown Brothers Harriman & Co.’s New York commercial banking activities. Previously, Mr. Donlan served as the firm’s Senior Credit Officer and became a member of the firm’s Credit Committee on which he continues to serve. Mr. Donlan holds a B.A. from Georgetown University and received an M.B.A. from Rutgers University.

James O. Egan—Director. Mr. Egan became a Director following the Acquisition and related transactions. He is an executive of Investcorp or one of its wholly owned subsidiaries. Mr. Egan joined Investcorp in 1998. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company from May 1996 to August 1997. Prior to that, he was a partner in the accounting firm of Coopers & Lybrand L.L.P. (predecessor firm to PricewaterhouseCoopers LLP).

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer. A copy of our code of conduct is available, free of charge, upon written request sent to the legal department at our corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078.

Audit Committee Financial Expert

Our Board of Directors has determined that Donald Hardie, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. Although we are not listed on any exchange, Mr. Hardie is independent pursuant to the NASD listing standards for Audit Committee members.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table contains information concerning the compensation for services in all capacities to the Company for the fiscal years 2005, 2004 and 2003 of the following “Named Executive Officers,” who are those persons who (a) served during the fiscal year ended December 31, 2005 as our Chief Executive Officer and, (b) were, at December 31, 2005, our other four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2005.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(a)	Securities Underlying Options/SARs (#)(b)	All Other Compensation ($)(c)
Richard P. Johnson Chairman, Chief Executive Officer	2005 2004 2003	525,000 500,000 500,000	1,100,000 554,400 145,745	— — —	62,620 22,213 —	3,974,183 33,500 32,885

William E. Berry President and Chief Operating Officer	2005 2004 2003	325,000 300,000 300,000	660,000 247,500 72,409	— — —	41,746 22,213 —	3,209,751 25,999 22,500

J. Michael Gaither Executive Vice President, General Counsel and Secretary	2005 2004 2003	280,000 270,000 270,000	302,500 148,500 72,409	— — —	14,756 — —	2,586,534 23,499 22,500

Daniel K. Brown Senior Vice President—Procurement	2005 2004 2003	250,000 250,000 250,000	302,500 148,500 72,409	— — —	6,306 — —	22,240 21,760 22,000

Phillip E. Marrett Senior Vice President— Sales and Marketing	2005 2004 2003	235,000 225,000 225,000	302,500 148,500 72,409	— — —	6,306 — —	15,500 15,076 15,288

(a)	The aggregate amount of any compensation in the form of perquisites and other personal benefits paid in each of the years presented did not exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus for any of the named executive officers.
(b)	The numbers in this column related to the 2005 fiscal year reflect options to purchase shares of common stock of American Tire Distributors Holdings, Inc. granted in connection with the Acquisition under our 2005 Management Stock Incentive Plan. The numbers in this column related to the 2004 and 2003 fiscal years reflect grants of options to purchase shares of American Tire Distributors, Inc., the Predecessor. Such options were settled in connection with the Acquisition. 33,199 options granted in 2005 vested as of December 31, 2005. The remaining options vest as described in “—Stock Option Plans” below.
(c)	This column includes Company contributions to qualified 401(k) and deferred compensation plans. In fiscal 2005, for each of Messrs. Johnson, Berry and Gaither, the amount includes change in control payments of $3,938,183, $3,180,751, and $2,561,034, respectively.

Option/SAR Grants in 2005

No stock appreciation rights were granted during 2005. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 2005:

	Individual Grants
Name	Number of Securities Underlying Options Granted (a)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Fair Market Value on Date of Grant ($/Sh)		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (e)
						Expiration Date	5%($)	10%($)
Richard P. Johnson	27,524	(b)	15.0%	$211.50	$211.50	6/22/12	$2,409,927	$5,631,429
	19,773	(c)	10.8	211.50	211.50	6/22/12	1,731,270	4,045,569
	15,323	(d)	8.4	15.73	211.50	6/12/12	4,397,661	6,288,627

William E. Berry	18,349	(b)	10.0	211.50	211.50	6/22/12	1,606,589	3,754,218
	13,182	(c)	7.2	211.50	211.50	6/22/12	1,154,180	2,697,046
	10,215	(d)	5.6	15.73	211.50	6/12/12	2,931,678	4,192,281

J. Michael Gaither	4,129	(b)	2.3	211.50	211.50	6/22/12	361,524	844,796
	2,966	(c)	1.6	211.50	211.50	6/22/12	259,695	606,846
	7,661	(d)	4.2	15.73	211.50	6/12/12	2,198,687	3,144,108

Daniel K. Brown	3,670	(b)	2.0	211.50	211.50	6/22/12	321,335	750,885
	2,636	(c)	1.4	211.50	211.50	6/22/12	230,801	539,327

Phillip E. Marrett	3,670	(b)	2.0	211.50	211.50	6/22/12	321,335	750,885
	2,636	(c)	1.4	211.50	211.50	6/22/12	230,801	539,327

(a)	The securities underlying the options, which were granted under the 2005 Management Stock Incentive Plan (the “2005 Plan”), are shares of Series A common stock.
(b)	Represents options that become exercisable based on the Company meeting specified performance goals, the passage of time or upon the occurrence of certain events (“Base Options”). The options shall expire no later than 7 years and 30 calendar days from the date of grant. As of December 31, 2005, there were no vested Base Options.
(c)	Represents options that become exercisable in connection with the future sale of the Company (“Incentive Options”) if the majority shareholders earn at least a twenty-five percent (25%) annual internal rate of return on the investment in the Company. The options shall expire no later than 7 years and 30 calendar days from the date of grant. As of December 31, 2005, there were no vested Incentive Options.
(d)	Represents non-qualified options (“the Rollover Options”) that were granted in connection with the Acquisition, in exchange for the assignment and transfer to the Company of options to purchase ATD common stock under the previously existing ATD stock option plan. All Rollover Options granted under the 2005 Plan are fully vested as of December 31, 2005.
(e)	The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Series A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $211.50 per share. Because the Series A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $211.50 was assumed based on information available to the Board of Directors as of March 2005. Actual gains on the exercise of the options are dependent on the future performance of the Series A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2005 and Fiscal Year-End Option Values

The following table contains information concerning the number and value of all exercised and unexercised options held by each of the Named Executive Officers at the end of fiscal 2005:

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The- Money Options at Fiscal Year End
Name	Shares Acquired on Exercise (#) (a)	Value Realized ($)	Exercisable (b)	Unexercisable (c)	Exercisable (d)	Unexercisable
Richard P. Johnson	662,712	$11,488,823	15,323	47,297	$2,999,784	—
William E. Berry	523,084	9,054,884	10,215	31,531	1,999,791	—
J. Michael Gaither	382,186	6,669,613	7,661	7,095	1,499,794	—
Daniel K. Brown	320,491	5,594,171	—	6,306	—	—
Phillip E. Marrett	295,491	5,150,881	—	6,306	—	—

(a)	The number of shares set forth in this column result from stock options to purchase shares of common stock under the previously existing ATD stock option plan, which were settled in connection with the Acquisition.
(b)	This column reflects Rollover Options that were granted in connection with the Acquisition in exchange for the assignment and transfer to the Company of options to purchase ATD common stock under the previously existing ATD stock option plan.
(c)	This column reflects stock options to purchase shares of American Tire Distributors Holdings, Inc. (“Successor”) Series A common stock granted in connection with the Acquisition under our 2005 Plan.
(d)	The amount set forth in this column represents the difference between the Rollover Options’ assumed fair market value on the date of grant of $211.50 less the exercise price of $15.73. The exercise price of all remaining options issued to the Named Executive Officers was equal to the assumed fair market value on the date of grant.

Stock Option Plans

Prior to the Acquisition, we had three stock option plans, the Amended and Restated 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan, all of which provided for the grant to designated employees, officers, directors and independent contractors of options to purchase shares of Class A common stock.

On March 31, 2005, as a result of the Acquisition, a majority of unvested options outstanding under the existing option plans and outstanding immediately prior to the Acquisition and related transactions became vested. ATD stock options that were vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition—see below) were settled in exchange for cash consideration for each share of Class A common stock underlying such option equal to the per share merger consideration (approximately $18.83 per share) minus the exercise price of such option. As a consequence, subsequent to March 31, 2005, the date of the completion of the Acquisition, all options to purchase previously existing ATD common stock ceased to exist and ATD’s existing stock option plans were terminated.

In connection with the Merger, on March 31, 2005 the Company granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, non-qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. All Rollover Options granted under the 2005 Plan are fully vested.

Following the Acquisition and related transactions, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of common stock under terms and conditions to be set by the Company’s Board of Directors. A committee appointed by the Company’s Board of Directors shall administer the plan. The committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Series A Common Stock that will be issuable upon exercise of the options granted. The purchase price for shares of Series A Common Stock issuable upon exercise of the options granted is fixed by the committee, but cannot be less than the fair market value of the Series A Common Stock, as determined in good faith by our Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 31, 2005, options to purchase an aggregate of 176,704 shares of Series A Common Stock, at prices of $15.73 and $211.50 per share, were outstanding under the stock option plan.

All options granted under the 2005 Plan are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with us in the event the recipient elects to exercise options. Options granted under the 2005 Plan generally vest based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance based options vest at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that the initial shareholders have earned a specified return on its initial investment in our shares. Options granted under the 2005 Plan are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the 2005 Plan, options expire no later than 30 days after the tenth anniversary of the date of grant for non-qualified options and no later than the tenth anniversary of the date of grant for incentive stock options. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends and reclassifications.

Upon the termination of an option holder’s employment, the stock option agreement typically provides that all or a portion of the option lapses unless exercised by the option holder or his or her personal representative within a specified period of time after the termination.

Restricted Stock

Following the Acquisition and related transactions, we terminated all previously existing restricted stock plans and created the 2005 Plan. The securities issued in respect of exercised options under the 2005 Plan are shares of restricted stock. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement entered into by each recipient. Pursuant to the restricted stock agreement, prior to the earlier of (a) one hundred eighty (180) calendar days following an Initial Public Offering or (b) an Approved Sale (as defined in the restricted stock agreement), the restricted stock shall not be transferable or transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) except for transfers:

•	to spouse, child, estate, personal representative, heir or successor or to a trust for the benefit of the employee or his spouse, child, heir and/or successor, or

•	as provided for in the Certificate of Incorporation.

We have the right to repurchase all or any portion of a participating stockholder’s shares upon the termination of that stockholder’s employment for any reason prior to an Initial Public Offering or Approved Sale (each as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their fair market value as of the date of the stockholder’s termination of employment, as determined in good faith by the Company’s Board of Directors.

Compensation of Directors

During fiscal year 2005, no compensation was paid to our directors.

Compensation Committee Interlocks and Insider Participation

During 2005, Christopher Stadler, Donald Hardie and Randy Peeler served on a compensation committee of our Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full Board of Directors.

Board Compensation Committee Report on Executive Compensation

The compensation committee, at the direction of our Board of Directors, recommends the compensation of our Named Executive Officers and other executives. In addition, the compensation committee administers our compensation and stock option plans.

The key components of our executive officers’ compensation packages are annual salary, bonuses dependent upon our performance, deferred compensation, and long-term, stock-based incentives. In addition, our executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

Historically, we have entered into executive severance agreements with our senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of our Board of Directors is that the compensation of our executives and key managers should be designed to promote achievement of our business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow us to attract, retain, and motivate the executives and key managers necessary to accomplish our business objectives; and to reward exceptional performance. The compensation committee reviews the salaries provided for in the employment agreements with our senior executive officers, as well as the salaries of our other officers, once a year, and recommends changes to the Board of Directors.

Bonuses are paid on the basis of our and/or the individual division’s profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As our performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once our performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

Bonuses are subject to reduction or cancellation on the basis of a participant’s individual performance or in the event of conduct by a participant detrimental to us. Bonuses are payable in cash.

THE COMPENSATION COMMITTEE
Christopher Stadler
Donald Hardie Randy Peeler

Indemnification of Officers and Directors

Our articles of incorporation provide for the release of any person serving as our director from liability to us or our stockholders for damages for breach of fiduciary duty and for the indemnification by us of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the Delaware General Corporation Law. In addition, we have purchased a directors’ and officers’ insurance policy covering our officers and directors for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

Employment and Severance Agreements

Upon consummation of the acquisition and related transactions, we entered into new employment agreements with each of Messrs. Johnson, Berry, Gaither, Brown and Marret and Mr. Scott Deininger, our former Senior Vice President of Finance and Administration and Treasurer, which superseded their existing severance agreements. The employment agreements provide for the payment of an annual base salary and bonus opportunities, as well as participation by the employee in the benefit plans and programs generally maintained by us for senior executives from time to time. On September 19, 2005, Mr. Deininger notified the Company of his resignation, effective October 7, 2005 and on December 6, 2005, the Board of Directors appointed David L. Dyckman as the Company’s Senior Vice President and Chief Financial Officer effective January 2006. At such time, Mr. Dyckman entered into an employment agreement that provides for the payment of an annual base salary and bonus, as well as participation in the benefit plans and programs generally maintained by us for senior executives from time to time. No employment or severance agreements are currently in effect for Mr. Deininger.

We or the employee may terminate the applicable employment agreement at any time. In the event Mr. Johnson is terminated without “cause” or resigns for “good reason,” each as defined in his employment agreement, we will pay him a monthly sum equal to his monthly base salary in effect at such time plus $41,667.67 for a period of three years. In addition, unless Mr. Johnson is terminated for “cause,” he and his family are entitled to continued health benefits until he reaches the age of 65. In the event Mr. Berry is terminated without “cause” or resigns for “good reason,” each as defined in his employment agreement, we will pay or provide him: (i) a monthly sum equal to his monthly base salary in effect at such time plus $25,000 for a period of two years and (ii) continuation of health benefits for a period of two years. In the event Mr. Gaither is terminated without “cause” or resigns for “good reason,” each as defined in his employment agreement, we will pay or provide him: (i) a monthly sum equal to his monthly base salary in effect at such time plus $22,222.22 for a period of 18 months and (ii) continuation of health benefits for a period of 18 months. In the event Mr. Dyckman is terminated without “cause” or resigns for “good reason,” each as defined in his employment agreement, we will pay or provide him: (i) a monthly sum equal to his monthly base salary in effect at such time plus $20,833.34 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months. The employee or we may terminate the severance agreements at any time. Upon termination of employment for any reason, the employee is entitled to receive a basic termination payment equal to (i) his base salary earned through the date of termination and (ii) the previous year’s bonus if the termination is after December 31 and before bonus has been awarded. If we terminate the employee without cause or if the employee leaves for good reason (each as defined in his severance agreement), he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The multiple used for determining the additional severance payment is increased if termination occurs in connection with a change of control (as defined in his severance agreement).

In the event Messrs. Brown or Marret is terminated without “cause”, as defined in their respective employment agreements, we will pay each a monthly sum equal to two times his respective monthly base salary in effect at such time for a period of one year. In addition, unless Messrs. Brown or Marret is terminated for “cause”, each is entitled to continued health benefits for a period of one year.

The severance agreements each contain confidentiality and noncompete provisions.

Executive Bonus Plan

Bonuses are paid on the basis of our and/or the individual regional profitability results versus pre-established targets. The compensation committee of the board of directors recommends the performance based targets for these bonuses and for each participant or group of participants in the divisions. The board of directors must approve these targets.

The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As our performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once our performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

Deferred Compensation Plan

In 1999, we established a deferred compensation plan for our top executives and regional employees covered by the executive bonus plan to encourage each participant to promote our long-term interests. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, we make contributions on behalf of our top executives and certain of the regional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by us, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by our Board of Directors.

Upon consummation of the Acquisition and related transactions, all balances under the 1999 Company Deferred Compensation Plan became vested and payable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of ATD’s equity is owned by Holdings. Holdings is authorized to issue shares of four series of common stock, each with a par value of $0.01 per share, including Series A Common Stock, Series B Common Stock, Series D Common Stock and Common Stock. Only Series B Common Stock, Series D Common Stock and Common Stock have the right to vote. Holders of Series A Common Stock do not have any voting rights, except that the holders of such series of Common Stock will have the right to vote as a series to the extent required under the laws of the State of Delaware.

There are 1,500 shares of Series D Common Stock and 307,327 shares of Series B Common Stock outstanding. No shares of Common Stock are outstanding. Holders of Series D Common Stock are entitled to 468 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Holders of Series B Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law.

As a result of the consummation of the Acquisition and related transactions, Investcorp and its co-investors beneficially own all of the outstanding Series D Common Stock, constituting approximately 69.6% of our outstanding voting power and the co-sponsors will beneficially own all of the outstanding Series B Common Stock, constituting approximately 30.4% of our outstanding voting power. Investcorp, its co-investors and certain members of our management beneficially own outstanding shares of Series A Common Stock, all of which are non-voting stock.

The following tables set forth certain information regarding the beneficial ownership of the voting stock of Holdings as of March 15, 2006. The tables set forth:

•	each person that beneficially owns more than 5% of any series of our voting stock,

•	each person who was one of our directors or one of our Named Executive Officers who beneficially owns shares of our voting stock, and

•	all of our directors and executive officers as a group.

None of our directors or executive officers own shares of our Series D common stock or Series B common stock. Unless otherwise indicated, each of the stockholders shown in the tables below have sole voting power, if any, and investment power with respect to the shares beneficially owned.

Series A Common Stock

(Non-Voting Stock)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Series (3)
1818 Mezzanine Fund	21,895	(4)	3.1
Richard P. Johnson	15,323	(5)	2.2
William E. Berry	10,215	(5)	1.5
J. Michael Gaither	7,661	(5)	1.1
Daniel K. Brown	2,364		0.3
Phillip E. Marrett	2,364		0.3
All of our directors and executive officers as a group (6 persons)	59,822		8.0

Series B Common Stock

(30.4% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Berkshire Investors LLC (6)	2,616	0.9%
Berkshire Fund VI Limited Partnership (6)	221,969	72.2
Greenbriar Equity Fund L.P (7)	81,125	26.4
Greenbriar Coinvestment Partners, L.P (7)	1,617	0.5

Series D Common Stock

(69.6% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Investcorp S.A. (8)(9)	1,500	100.0%
Ballet Limited (9)	138	9.2
Denary Limited (9)	138	9.2
Gleam Limited (9)	138	9.2
Highlands Limited (9)	138	9.2
Nobel Limited (9)	138	9.2
Outrigger Limited (9)	138	9.2
Quill Limited (9)	138	9.2
Radial Limited (9)	138	9.2
Shoreline Limited (9)	138	9.2
Zinnia Limited (9)	138	9.2
Investcorp Investment Equity Limited (9)	120	8.0

(1)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.

(2)	For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2006 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	This number reflects the percentage of the number of outstanding shares of such series of our stock, after giving effect to the exercise of options and/or warrants owned by such person or persons.
(4)	Represents shares issuable upon the exercise of warrants. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to exercise investment power over the shares. See “Item 13. Certain Relationships and Related Transactions—Redeemable Preferred Stock and Warrants.”
(5)	Represents shares of Series A common stock issuable upon the exercise of options.
(6)	In care of Berkshire Partners LLC, One Boston Place, 33rd Floor, Boston, MA 02108.
(7)	In care of Greenbriar Equity Group LLC, 555 Theodore Fremd Avenue, Suite A-201, Rye, New York 10580.
(8)	Investcorp S.A. does not directly own any of our stock but may be deemed to share beneficial ownership as described below. The number of shares of stock shown as owned by Investcorp S.A. includes all of the shares owned by Investcorp Investment Equity Limited. Investcorp S.A. owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of our voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(9)	Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited (“CIP”) owns none of our stock. CIP indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP may be deemed to share beneficial ownership of our shares of voting stock held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of our voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.

The following table provides information as of December 31, 2005, with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	176,704	$174.72	14,153
Equity compensation plans not approved by shareholders	—	—	—

Total	176,704	$174.72	14,153

Item 13.	Certain Relationships and Related Transactions.

Warrants

In connection with the incurrence of subordinated debt to finance the acquisition of Winston in May 1997, the Predecessor issued to The 1818 Mezzanine Fund, L.P. (the “1818 Fund”) warrants (the “Warrants”) to purchase shares of the Predecessor’s common stock. Joseph P. Donlan, a member of our Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund’s general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund’s shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

•	May 7, 2007,

•	the date of an initial public offering of Class A common stock yielding gross proceeds of at least $25.0 million or representing at least 20% of the Class A common stock on a fully-diluted basis, or

•	our merger or consolidation with or into another entity or the sale of all or substantially all of our assets.

The number of shares issuable upon the exercise of the Warrants is subject to adjustment from time to time to reflect stock dividends, splits, combinations and reclassifications. We have no right to call for the redemption of the Warrants.

The Predecessor and the 1818 Fund are also parties to a warrant holder agreement, dated as of May 21, 1999, which contains provisions restricting the transferability of the Warrants, including a right of first offer in favor of us, and grants registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

The warrants were cashed out in connection with the Acquisition for $19.5 million.

Series C Preferred Stock

On April 2, 2001 the Predecessor issued 1,333,334 shares of Series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of their principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. On March 27, 2002, the conversion price of the Series C preferred stock was reduced to $3.00 per common share. On October 31, 2003, the Predecessor amended and restated their articles of incorporation to eliminate the redemption clause of the Series C preferred stock.

The preferred stock was redeemed in connection with the Acquisition at a price equal to the value thereof or on an as-converted basis.

Series D Preferred Stock

On March 27, 2002, the Predecessor issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of their principal stockholders. The proceeds were used to repurchase certain of the Predecessor Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share. On October 31, 2003, the Predecessor amended and restated their articles of incorporation to eliminate the redemption clause of the Series D preferred stock.

The preferred stock was redeemed in connection with the acquisition at a price equal to the value thereof or on an as-converted basis.

Related Party Transactions

Redeemable Preferred Stock and Warrants

In connection with the Acquisition, Holdings issued 20,000 shares to The 1818 Fund of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings Series A common stock at $.01 per share to The 1818 Fund (see Note 9 and Note 10 for further information). Joseph P. Donlan, a member of our Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

Deferred Financing Fees

Advisory fees of $13.9 million were paid to Investcorp and its co-sponsors, Berkshire Partners and Greenbriar Equity Group, in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the Successor balance sheet and are being amortized over the life of the respective debt.

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the Acquisition for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, we recorded amortization expense of $4.5 million during the nine months ended December 31, 2005.

We were paying an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC, or Charlesbank. Following the acquisition, we no longer pay this fee to Charlesbank. As of January 1, 2005 we paid $100,000 of the annual monitoring fee to Charlesbank and a liability was recorded for the remaining payment, which was paid in first quarter 2005.

Other

On May 25, 2000, the Predecessor purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with this acquisition, the Predecessor sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $75,000. The leases expire July 31, 2010. Total rent expense of approximately $0.7 million is included in the accompanying statements of operations for the nine-month period ended December 31, 2005 for the Successor and $0.2 million for first quarter 2005 for the Predecessor and $0.9 million for fiscal years 2004 and 2003 for the Predecessor.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during the aggregate twelve-month period of 2005 and fiscal year 2004.

	2005	2004
	in thousands
Audit Fees (a)	$381	$350
Audit-Related Fees (b)	376	151
Tax Fees (c)	325	203
All Other Fees	—	—

Total	$1,082	$704

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(b)	Audit-related fees include payment for services in connection with the Acquisition and various other acquisitions as well as the audit of our employee benefit plans and consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

Audit Committee Pre-Approval Policies and Procedures

In accordance with policies adopted by our Audit Committee, the Audit Committee has sole authority to approve all audit engagement fees and terms of our independent registered public accounting firm. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee whose decisions should be reviewed at the next scheduled meeting. The Audit Committee may not delegate pre-approval authority to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 for the Successor and January 1, 2005 for the Predecessor

•	Consolidated Statements of Operations for the nine months ended December 31, 2005 for the Successor and the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor

•	Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss for the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor

•	Consolidated Statements of Cash Flows for the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal years ended January 1, 2005 and December 27, 2003 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Nine Months Ended December 31, 2005 for the Successor and the Quarter Ended April 2, 2005 and Fiscal Years Ended January 1, 2005 and December 27, 2003 for the Predecessor

(in thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Year
Successor Nine months ended December 31, 2005
Allowance for doubtful accounts	$1,104	$1,091	(227	)(2)	$(970	)(1)	$998
Acquisition exit cost reserves (3)	3,232	—	1,755	(4)	(1,370)		3,617
Inventory reserves	1,416	400	89	(2)	(1,096)		809
Sales returns and allowances	1,664	2,975	—		(2,884)		1,755
Predecessor Quarter ended April 2, 2005
Allowance for doubtful accounts	$1,587	$279	(335	)(2)	$(427	)(1)	$1,104
Acquisition exit cost reserves (3)	3,688	—	—		(456)		3,232
Inventory reserves	1,084	431	—		(99)		1,416
Sales returns and allowances	1,737	318	—		(391)		1,664
Predecessor 2004
Allowance for doubtful accounts	$1,112	$320	915	(2)	$(760	)(1)	$1,587
Acquisition exit cost reserves (3)	278	16	3,566	(4)	(172)		3,688
Valuation allowance on deferred tax assets	1,044	—	—		(1,044)		—
Inventory reserves	952	711	223	(2)	(802)		1,084
Sales returns and allowances	1,374	1,954	—		(1,591)		1,737
Predecessor 2003
Allowance for doubtful accounts	$1,231	$907	—		$(1,026	)(1)	$1,112
Acquisition exit cost reserves (3)	453	13	—		(188)		278
Valuation allowance on deferred tax assets	1,044	—	—		—		1,044
Inventory reserves	964	1,540	—		(1,552)		952
Sales returns and allowances	707	3,666	—		(2,999)		1,374

(1)	Accounts written off during the year, net of recoveries.
(2)	Opening balances and opening balance sheet adjustments relating to the acquisition of Wholesale Tire, Big State and Target Tire.
(3)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Represents facilities closing cost of acquired Target Tire and Wholesale Tire distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated February 4, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

2.2	Amended and Restated Agreement and Plan of Merger, dated March 7, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

3.1	Certificate of Incorporation of American Tire Distributors Holdings, Inc. ++

3.2	Amended and Restated Certificate of American Tire Distributors Holdings, Inc. ++

3.3	By-laws of American Tire Distributors, Inc. as amended. *

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. ++

3.5	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”) ♦

3.6	Second Restated Certificate of Incorporation of Heanfer Tire Group, Inc. ±

3.7	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002 ≠

3.8	Third Restated Certificate of Incorporation of American Tire Distributors, Inc. ^

3.9	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc. ‡

3.10	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc. **

3.11	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. ++

3.12	Amended and Restated By-laws of the Company. ++

3.13	Articles of Incorporation of The Speed Merchant, Inc. *

3.14	By-laws of The Speed Merchant, Inc. *

3.15	Articles of Incorporation of Phoenix Racing, Inc. *

3.16	By-laws of Phoenix Racing, Inc. *

3.17	Articles of Incorporation of California Tire Company. ††

3.18	By-laws of California Tire Company. ††

3.19	Articles of Incorporation of T.O. Haas Holding Co., Inc. ♦

3.20	Amended By-laws of T.O. Haas Holding Co., Inc. ♦

3.21	Articles of Incorporation of T.O. Haas Tire Co., Inc. ♦

3.22	By-laws of T.O. Haas Tire Co., Inc. ♦

3.23	Articles of Incorporation of Texas Market Tire, Inc. ++

3.24	By-laws of Texas Market Tire, Inc. ++

3.25	Articles of Incorporation of Texas Market Tire Holdings I, Inc. ++

3.26	By-laws of Texas Market Tire Holdings I, Inc. ++

3.27	Articles of Incorporation of Target Tire, Inc. ++

3.28	By-laws of Target Tire, Inc. ++

3.29	Articles of Incorporation of Wholesale Tire Distributors, Inc. ■■

3.30	By-laws of Wholesale Tire Distributors, Inc. ■■

3.31	Articles of Incorporation of Wholesale Tire Distributors of Idaho, Inc. ■■

3.32	By-laws of Wholesale Tire Distributors of Idaho, Inc. ■■

3.33	Articles of Incorporation of Wholesale Tire Distributors of Wyoming, Inc. ■■

3.34	By-laws of Wholesale Tire Distributors of Wyoming, Inc. ■■

3.35	Articles of Incorporation of Farm Tire & Supply Co., Inc. ■■

3.36	By-laws of Farm Tire & Supply Co., Inc. ■■

4.1	Indenture, dated March 31, 2005, among American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Holdings Indenture”). ++

4.2	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Note Indenture”). ++

4.3	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Note Indenture”). ++

4.4	Supplemental Indenture, dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.5	Supplemental Indenture dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.6	Form of Holdings Senior Discount Note (attached as Exhibit A to the Holdings Indenture). ++

4.7	Form of the Company Floating Rate Note (attached as Exhibit A to the Floating Rate Note Indenture). ++

4.8	Form of the Company Fixed Rate Note (attached as Exhibit A to the Fixed Rate Note Indenture). ++

5.1	Gibson, Dunn and Crutcher, LLP letter as to the legality of the securities being registered, dated May 13, 2005. ++

10.1	Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders ♦♦

10.2	First Amendment to Third Amended and Restated Loan and Security Agreement ==

10.3	Second Amendment to Third Amended and Restated Loan and Security Agreement ^^

10.4	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, among the Company, The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., as Borrowers and Banc of America Securities LLC, as Book Running Manager, Wachovia Securities, GECC Capital Markets Group, Inc. and Banc of America Securities LLC, each as Co-Lead Arranger, Wachovia Bank, National Association and General Electric Capital Corporation as Co-Syndication Agents and Bank of America, N.A. as administrative agent and collateral agent for the Lenders. ++

10.5	First Amendment to Fourth Amended and Restated Loan and Security Agreement ■■

10.6	Second Amendment to Fourth Amended and Restated Loan and Security Agreement ■■

10.7	Registration Rights Agreement, made as of March 31, 2005, by American Tire Distributors Holdings, Inc for the benefit of the Holders herto. ++

10.8	Termination Agreement dated March 31, 2005, among The 1818 Mezzanine Fund II, L.P., Charlesbank Equity Fund IV, Limited Partnership and American Tire Distributors, Inc. ++

10.9	Purchase Agreement, dated March 25, 2005, between American Tire Distributors Holdings, Inc. and The 1818 Mezzanine Fund II, L.P. ++

10.10	Stockholders Agreement, dated as of March 31, 2005, by and between American Tire Distributors Holdings, Inc., and each person listed on the signature pages hereto. ++

10.11	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.12	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.13	Securities Purchase Agreement, dated as of May 7, 1997, between The J.H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company *

10.14	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company #

10.15	Commitment Letter, dated March 25, 2005, by and among American Tire Distributors Holdings, Inc. and The Goodyear Tire and Rubber Co. ++

10.16	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan #

10.17	Heafner Tire Group 1999 Stock Option Plan +/-

10.18	American Tire Distributors, Inc. 2002 Stock Option Plan ■

10.19	American Tire Distributors Holdings, Inc. 2005 Management Stock Incentive Plan ■■

10.20	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett ■

10.21	Form of Incentive Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers ■■

10.22	Form of Base Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers ■■

10.23	The J.H. Heafner Company 1997 Restricted Stock Plan *

10.24	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders *

10.25	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson #

10.26	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas +/-+/-

10.27	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz ##

10.28	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson. ++

10.29	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and William Berry. ++

10.30	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither. ++

10.31	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett. ++

10.32	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown. ++

10.33	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Scott A. Deininger. ++

10.34	Executive Employment Agreement, dated December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman. ■■

10.35	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Richard P. Johnson ++

10.36	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and William Berry ++

10.37	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and J. Michael Gaither. ++

10.38	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Scott A. Deininger. ++

10.39	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Keith Calcagno. ++

10.40	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Daniel K. Brown. ++

10.41	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Phillip E. Marrett. ++

10.42	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas Gibson. ++

10.43	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas L. Dawson. ++

10.44	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Lawrence B. Stoddard. ++

10.45	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Leon J. Sawyer. ++

10.46	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and George J. Bender. ++

10.47	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James Gill. ++

10.48	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James D. Matthews. ++

10.49	Purchase Agreement, dated March 23, 2005 between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.50	Registration Rights Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLO, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.51	Purchase Agreement, dated March 23, 2005, between American Tire Distributors, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC, and Wachovia Capital Markets, LLC. ++

10.52	Warrant Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and the purchaser named herein. ++

12.1	Statement re: Computation of Ratios ■■

21.1	Chart of Subsidiaries of the Company ■■

25.1	Statement of eligibility of Trustee. ++

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■■

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■■

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ■■

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
♦	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001.
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
≠	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
■	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
♦♦	Incorporated by reference to the Company’s 10-K, filed on March 26, 2004.
==	Incorporated by reference to the Company’s 10-Q, filed on May 17, 2004.
^^	Incorporated by reference to the Company’s 10-Q, filed on November 15, 2004.
++	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 13, 2005.
■■	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ RICHARD P. JOHNSON
Name:	Richard P. Johnson
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	March 31, 2006

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 31, 2006

/s/ DAVID L. DYCKMAN David L. Dyckman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ CHRISTOPHER STADLER Christopher Stadler	Director	March 31, 2006

/s/ DAVID TAYEH David Tayeh	Director	March 31, 2006

/s/ DONALD HARDIE Donald Hardie	Director	March 31, 2006

/s/ ALAIN REDHEUIL Alain Redheuil	Director	March 31, 2006

/s/ RANDY PEELER Randy Peeler	Director	March 31, 2006

/s/ JOEL BECKMAN Joel Beckman	Director	March 31, 2006

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 31, 2006

James O. Egan	Director	March 31, 2006