Form 10-Q
period 2006-04-01
American Tire Distributors Holdings, Inc.
filed 2006-05-16
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at May 16, 2006: 999,527

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) – As of April 1, 2006 and December 31, 2005 for the Successor	4
	Condensed Consolidated Statements of Operations (unaudited) – For the Quarter Ended April 1, 2006 for the Successor and Quarter Ended April 2, 2005 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) (unaudited) – For the Quarter Ended April 1, 2006	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Quarter Ended April 1, 2006 for the Successor, April 2, 2005 for the Successor and for the Quarter Ended April 2, 2005 for the Predecessor	7
	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 6.	Exhibits	33

	Signatures	34

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” as reported in our Annual Report on Form 10-K filed on March 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share amounts)

	Successor April 1, 2006	Successor December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,650	$5,545
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $998	132,423	127,722
Inventories	293,272	281,415
Assets held for sale	2,386	1,034
Deferred income taxes	10,421	11,190
Income tax receivable	—	12,699
Other current assets	15,232	17,337

Total current assets	457,384	456,942

Property and equipment, net	43,297	44,596
Goodwill, net	350,417	347,252
Other intangible assets, net	245,286	241,128
Other assets	37,645	37,833

Total assets	$1,134,029	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$226,856	$213,065
Accrued expenses	36,203	37,361
Current maturities of long-term debt	5,028	4,696

Total current liabilities	268,087	255,122

Long-term debt	532,484	540,549
Deferred income taxes	83,561	82,077
Other liabilities	10,474	10,638
Redeemable preferred stock	18,926	18,559
Commitments and contingencies
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(2,842)	(1,601)
Accumulated other comprehensive income (loss)	808	(124)
Treasury stock, at cost, 473 shares	(100)	(100)

Total stockholders’ equity	220,497	220,806

Total liabilities and stockholders’ equity	$1,134,029	$1,127,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005
Net sales	$357,583	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	288,297	290,488

Gross profit	69,286	63,851
Selling, general and administrative expenses	57,439	52,653
Transaction expenses	—	28,211

Operating income (loss)	11,847	(17,013)
Other income (expense):
Interest expense	(14,799)	(3,682)
Other, net	207	(252)

Loss from operations before income taxes	(2,745)	(20,947)
Benefit for income taxes	(1,504)	(6,620)

Net loss	$(1,241)	$(14,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands, except share amounts)

	Common Stock (Note 14)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Successor balance, December 31, 2005	999,527	$10	$217,990	$4,631	$(1,601)	$(124)	$(100)	$220,806
Comprehensive loss:
Net loss	—	—	—	—	(1,241)	—	—	(1,241)
Change in value of derivative instrument, net of income taxes of $0.5 million	—	—	—	—	—	932	—	932

Total comprehensive loss	—	—	—	—	—	—	—	(309)

Successor balance, April 1, 2006	999,527	$10	$217,990	$4,631	$(2,842)	$808	$(100)	$220,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Successor	Successor	Predecessor
	Quarter Ended April 1, 2006	April 2, 2005	Quarter Ended April 2, 2005
Cash flows from operating activities:
Net loss	$(1,241)	$—	$(14,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	6,013	—	1,738
Amortization of other assets	1,359	—	232
Provision for doubtful accounts	(70)	—	279
Provision for obsolete inventory	(50)	—	332
Provision (benefit) for deferred income taxes	(1,155)	—	658
Stock-based compensation expense	—	—	8,584
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,496	—	—
Change in operating assets and liabilities:
Accounts receivable	(2,709)	—	(8,541)
Inventories	(8,551)	—	(12,984)
Other current assets	1,313	(6,125)	(9,222)
Income tax receivable	13,605	—	—
Accounts payable and accrued expenses	7,271	(8,632)	44,864
Other, net	(238)	(2,000)	(1,742)

Net cash provided by (used in) operating activities	17,043	(16,757)	9,871

Cash flows from investing activities:
Purchase of property and equipment	(710)	—	(1,574)
Proceeds from sale of property and equipment	181	—	236
Acquisition of Predecessor	—	(456,722)	—
Other Acquisitions, net of cash acquired	(7,646)	—	—
Other	—	—	(100)

Net cash used in investing activities	(8,175)	(456,722)	(1,438)

Cash flows from financing activities:
Proceeds from revolving credit facility	324,842	3,125	312,277
Repayments of revolving credit facility	(333,928)	(25,084)	(320,728)
Payments of other long-term debt	(1,472)	—	(975)
Payments of deferred financing costs	(205)	(35,484)	—
Series A preferred stock redemption	—	—	(700)
Proceeds from issuance of common stock	—	211,500	1,862
Proceeds from issuance of long-term debt	—	330,003	—
Proceeds from issuance of preferred stock	—	15,369	—
Proceeds from issuance of warrants	—	4,631	—
Change in restricted cash	—	(30,506)	—

Net cash provided by (used in) financing activities	(10,763)	473,554	(8,264)

Net increase (decrease) in cash and cash equivalents	(1,895)	75	169
Cash and cash equivalents, beginning of period	5,545	3,503	3,334

Cash and cash equivalents, end of period	$3,650	$3,578	$3,503

Supplemental disclosures of cash flow information —
Cash payments for interest	$7,355	$—	$3,944

Cash payments (receipts) for taxes, net	$(13,436)	$—	$247

Supplemental disclosures of noncash activities —
Capital expenditures financed by debt	$1,010	$—	$1,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company” or the “Successor”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries, or the “Predecessor”, constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment consisting of 74 economically similar distribution centers across the United States.

2. Basis of Presentation:

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD, MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings (see Note 3 for further information).

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the quarter ended April 1, 2006 are not necessarily indicative of the operating results for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 1, 2006 and April 2, 2005 each contain operating results for 13 weeks.

3. Acquisitions:

Successor Company

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of that certain Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.3 million. This acquisition establishes a distribution footprint for the Company across the state of Nevada and expands the Company’s presence in Northern California. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on management’s best estimate of fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.8 million and a customer relationship intangible asset of $4.6 million.

On August 23, 2005, the Company completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition expanded the Company’s operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The purchase price, subject to adjustment, was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on management’s best estimate of fair values for the assets acquired and liabilities assumed and resulted in initial goodwill of $2.0 million. In first quarter 2006, the Company recorded a $2.8 million intangible asset related to the customer relationship acquired in connection with the acquisition and a related deferred tax liability that resulted in a net decrease to goodwill of $1.7 million.

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

In connection with the Merger, the following transactions occurred:

•	Investcorp S.A. (“Investcorp”) and certain co-investors and co-sponsors contributed $210.0 million through the purchase of Holdings common stock and certain members of management contributed $1.5 million to the equity of Holdings. In addition, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock in exchanges for $15.4 million in cash and warrants to acquire up to 21,895 shares of Holdings common stock in exchange for $4.6 million in cash;

•	Holdings issued Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled;

•	Holdings granted, in exchange for the assignment and transfer of options to purchase ATD common stock under the previously existing ATD stock option plan, options to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options granted was $6.5 million;

•	ATD amended and restated its credit facility, which now consists of a $300.0 million revolving credit facility pursuant to which there was $155.5 million of outstanding loans on the closing date;

•	ATD redeemed $4.8 million of its Series A preferred stock (representing all the outstanding Series A preferred stock). Holders of its Series C and D preferred stock received merger consideration, including accrued dividends, on a common stock equivalent basis of $81.1 million and $191.9 million, respectively;

•	Holdings issued $51.5 million in aggregate principal amount at maturity of senior discount notes (“Senior Discount Notes”), which notes were offered at a substantial discount from their principal amount at maturity and generated gross proceeds of approximately $40.0 million. The Senior Discount Notes mature on October 1, 2013;

•	ATD issued $150.0 million in aggregate principal amount of senior notes (“Senior Notes”), which mature on April 1, 2013;

•	ATD issued $140.0 million in aggregate principal amount of senior floating rate notes (“Senior Floating Rate Notes”), which mature on April 1, 2012;

•	ATD sent an irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of its Series D 10% senior notes due 2008 on May 15, 2005 at a price equal to $29.1 million, reflecting the contractual prepayment penalty of approximately $0.5 million that was paid upon redemption, plus accrued interest through the redemption date;

•	Fees of $35.4 million were paid in connection with the amended and restated credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the Successor’s balance sheet and are being amortized over the life of the respective debt;

•	Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at closing for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the Merger Agreement and on a basis consistent with the service provided;

•	Seller transaction fees of $8.7 million were paid, $8.6 million of which had been accrued by the Predecessor; and

•	Transaction bonuses and other related change in control payments of $14.4 million were paid, all of which had been accrued by the Predecessor.

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

Predecessor Company

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

4. Goodwill and Other Intangible Assets:

The Company has recorded, at April 1, 2006, goodwill of $350.4 million consisting of $345.3 million in connection with the Acquisition, $4.8 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire (See Note 3 for further information). Approximately $33.4 million of goodwill is deductible for income tax purposes.

Other intangible assets, which represent customer relationships, trademarks and noncompete agreements, are being amortized on a straight-line basis over their estimated useful life as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the Successor’s amortizable intangible assets at April 1, 2006 and December 31, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	April 1, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$211,642	$12,156	$204,275	$9,012
Noncompete agreements	3-5	613	267	613	204
Software	10	77	8	77	6

Total amortizable intangible assets		$212,332	$12,431	$204,965	$9,222

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $9.5 million for the remaining nine months in 2006, $12.6 million in 2007, $12.5 million in 2008, $12.5 million in 2009, and $12.5 million in 2010.

5. Recently Issued Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. Prior to adoption of SFAS No. 123R, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated financial position or results of operations (see Note 7 for further information).

6. Postretirement Benefits:

The components of net periodic postretirement benefit cost were as follows:

	Successor	Predecessor
	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)
Service cost	$106	$82
Interest cost	44	32
Amortization of prior service cost	—	42

Net periodic postretirement cost	$150	$156

7. Stock Options:

Effective January 1, 2006, the first day of the Company’s 2006 fiscal year, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments”, using the prospective transition method as required by paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of APB No. 25. Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during first quarter 2006 and therefore no stock-based compensation expense was recorded in the first quarter of 2006 as a result of adopting SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value-based method in accordance with APB No. 25. Under APB No. 25, the Company generally did not recognize stock-based compensation for stock options in its consolidated statements of operations prior to January 1, 2006 because the options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. As permitted, the Company elected to adopt the disclosure-only provisions of SFAS No.123, “Accounting for Stock-Based Compensation.” Under those provisions, the Company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the Company’s stock options been determined based on their fair value at the measurement date. As a result of adopting SFAS No. 123R and as required by paragraph 85 of SFAS No. 123R, the Company will no longer present this pro forma information.

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

On March 31, 2005, as a result of the Acquisition, all ATD stock options that were already vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition – see below) were converted into the right to receive the excess of $18.83 per share over the exercise price of each of the options. As a consequence, subsequent to the March 31, 2005 transaction date, all options to purchase previously existing ATD common stock ceased to exist and the existing stock option plans were terminated.

In connection with the Acquisition, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 91,747 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. All incentive stock options expire 10 years from the date of grant and all non-qualified options expire 10 years and 30 calendar days from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders’ agreement to be entered into by each recipient. In connection with the Merger, on March 31, 2005 the Company granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase common stock under the previously existing ATD stock option plan, non-qualified options (the “Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. The fair market value of the options of $6.5 million is recorded in stockholders’ equity in the accompanying condensed consolidated statement of stockholders’ equity. The Rollover Options granted in first quarter 2005 under the 2005 Plan were vested as of April 2, 2005.

8. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the Successor, such expenses totaled $18.9 million for the quarter ended April 1, 2006. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

9. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of the Company’s inventories are held as collateral under the revolving credit facility.

10. Assets Held for Sale:

As of April 1, 2006, the Company’s Asheville, North Carolina and Tallahassee, Florida owned distribution centers, with aggregate carrying values of $1.0 million and $0.8 million, respectively, have been classified as “assets held for sale.” The warehouse and distribution operations in these distribution centers were relocated to larger facilities that are being leased. Subsequent to quarter end, the Asheville, North Carolina distribution center was sold (see Note 16 for further information). The Company is actively marketing the Tallahassee, Florida property and anticipates that the property will be sold within the next twelve months.

In addition to the above properties, the Company also had a residential property, with an aggregate carrying value of $0.6 million, classified as “assets held for sale” at April 1, 2006. The company acquired this property as part of an employee relocation package. Subsequent to quarter end, the Company sold this property (see Note 16 for further information).

11. Income Taxes:

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of April 1, 2006 reflects a net non-current deferred tax liability of $83.6 million. Included in this amount is an acquired non-current deferred tax asset of approximately $5.6 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. In addition, the Company also recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. The Company received the federal income tax receivable amount during first quarter 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

The income tax benefit recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 54.9% and 31.6% for the quarters ended April 1, 2006 and April 2, 2005, respectively. The increase in the effective tax rate is due primarily to preferred stock dividends accrued in first quarter 2006 that are not deductible for income tax purposes. The income tax benefit recorded for first quarter 2006 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that can alternately be used to offset that income.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Successor	Predecessor
	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)
Income taxes at the federal statutory rate	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.7	4.0
Non-deductible transaction cost	—	(7.4)
Non-deductible preferred stock dividends	18.2	—

Effective income tax rate	54.9%	31.6%

12. Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at April 1, 2006 and December 31, 2005 (in thousands):

	April 1, 2006	December 31, 2005
	(Unaudited)
Revolving credit facility	$180,399	$189,485
Senior Discount Notes	45,388	44,003
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Capital lease obligations	14,459	14,484
Other	7,266	7,273

	537,512	545,245
Less — Current maturities	(5,028)	(4,696)

	$532,484	$540,549

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of April 1, 2006, the outstanding Revolver balance was $180.4 million and $81.2 million was available for additional borrowings.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 1, 2006). At April 1, 2006, borrowings under the Revolver were at a weighted average interest rate of 6.6%. Beginning six months after closing, the applicable margin for the loans varies based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 1, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

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

Except as described below, the Senior Discount Notes are not redeemable at the option of Holdings prior to April 1, 2007. Thereafter, the Senior Discount Notes will be subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest (if after April 1, 2007). In addition, at any time and from time to time, prior to April 1, 2007, Holdings may redeem up to 35% of the original aggregate principal amount at maturity of the Senior Discount Notes at a redemption price of 113.0% of the accreted value thereof, plus accrued and unpaid additional interest thereon, if any, to the redemption date (subject to the right of holders on the relevant record date to receive additional interest due on the relevant interest payment date), with the net cash proceeds of a public offering of common stock of Holdings; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount at maturity of the Senior Discount Notes issued and (b) the original aggregate principal amount at maturity of any additional Senior Discount Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. Holdings may also, at any time prior to April 1, 2007, upon a change of control of Holdings, redeem all of the Senior Discount Notes at a price equal to 100% of the accreted value of the notes plus accrued additional interest, if any, plus a make whole premium.

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

On October 4, 2005, Holdings commenced an exchange offer for its privately placed outstanding Senior Discount Notes in exchange for newly registered Senior Discount Notes. The terms of the new notes are substantially identical to the terms of the privately placed notes, except that certain transfer restrictions and registration rights provisions relating to the outstanding notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. Holdings accepted for exchange $51.5 million aggregate principal amount of the outstanding Senior Discount Notes, representing 100% of the total outstanding Senior Discount Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

Senior Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon rate of 10.75% and will mature on April 1, 2013. Except as described below, the Senior Notes are not redeemable, except as described below, at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

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

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding Senior Notes in exchange for newly registered Senior Notes. The terms of the new notes are substantially identical to the terms of the privately placed notes, except that certain transfer restrictions and registration rights provisions relating to the outstanding notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $150.0 million aggregate principal amount of its outstanding Senior Notes, representing approximately 100% of the total outstanding Senior Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 9.34% for the period beginning on March 31, 2005 and ending June 30, 2005, 9.73% for the period beginning on July 1, 2005 and ending September 30, 2005, 10.26% for the period of October 1, 2005 through December 31, 2005 and 10.78% for the period of January 1, 2006 through March 31, 2006. For the period of April 1, 2006 through June 30, 2006, the interest rate on the Senior Floating Rate Notes will be 11.21%. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

On October 4, 2005, ATD commenced an exchange offer for its privately placed outstanding Senior Floating Rate Notes in exchange for newly registered Senior Floating Rate Notes. The terms of the new notes are substantially identical to the terms of the outstanding notes, except that certain transfer restrictions and registration rights provisions relating to the privately placed notes do not apply to the new notes, the offering and sale of which was registered under the Securities Act of 1933, as amended. The exchange offer expired at 5:00 p.m., New York City time, on Wednesday, November 2, 2005. ATD accepted for exchange $43.6 million aggregate principal amount of the outstanding Senior Floating Rate Notes, representing approximately 31% of the total outstanding Senior Floating Rate Notes. This exchange had no material impact on the consolidated financial position or results of operations of the Company.

Capital Lease Obligations

As of April 1, 2006, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. Beginning on April 25, 2006, the annual rent expense will increase to $1.8 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Predecessor’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Debt Maturities

Aggregate annual maturities of long-term debt at April 1, 2006, are as follows (in thousands):

Year Ending December:
2006 (remainder)	$3,961
2007	2,799
2008	456
2009	79
2010	180,457
Thereafter	349,760

$537,512

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 1, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income. The fair value of the New Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $1.3 million at April 1, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

13. Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share data):

	Successor April 1, 2006	Successor December 31, 2005
	(Unaudited)
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	$1,467	$1,634
Redeemable preferred stock— 8% cumulative; 20,000 shares authorized, issued and outstanding	17,459	16,925

Total redeemable preferred stock	$18,926	$18,559

In connection with the Merger and on the date thereof, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of April 1, 2006, the stated redemption value of the Series B preferred stock was $1.5 million.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying condensed consolidated statements of operations. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets in accordance with SFAS No. 150. In addition, Holdings issued warrants to The 1818 Fund in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Class A common stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund’s general partner.

14. Common Stock:

Holdings is authorized to issue shares of four series of common stock, each with a par value of $0.01 per share, including Series A Common Stock, Series B Common Stock, Series D Common Stock and Common Stock. Only holders of Series B Common Stock, Series D Common Stock and Common Stock have the right to vote. Holders of Series A Common Stock do not have any voting rights, except that the holders of such series of common stock will have the right to vote as a series to the extent required under the laws of the State of Delaware.

Holders of Series D Common Stock are entitled to 468 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Holders of Series B Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law.

15. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of April 1, 2006, total obligations of the Company as guarantor on these leases is approximately $9.9 million extending over 13 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $9.3 million. A provision has been made for the net present value of the estimated shortfall.

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

16. Subsequent Events:

On April 4, 2006, the Company received $1.2 million in cash for the sale of the Asheville, North Carolina property that was classified as “assets held for sale.” The carrying value of this property at April 1, 2006 was $1.0 million. Accordingly, the Company recognized a pre-tax gain on the sale of the property of $0.2 million in second quarter 2006.

In addition, the Company sold the residential property classified as “assets held for sale” on April 4, 2006 and received $0.6 million in cash consideration, which was approximately equal to the net book value of the property.

17. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations, and cash flows of the Predecessor company for periods prior to April 2, 2005 and the financial position, results of operations, and cash flows of the Successor company beginning on April 2, 2005.

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are 100% owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes of $51.5 million in aggregate principal amount at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•	Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, 100% owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed consolidating balance sheets as of April 1, 2006 and December 31, 2005 for the Successor are as follows:

	Successor As of April 1, 2006
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,192	$385	$—	$3,650
Accounts receivable, net	—	87,880	44,543	—	132,423
Inventories	—	179,400	113,872	—	293,272
Other current assets	—	26,953	1,086	—	28,039

Total current assets	73	297,425	159,886	—	457,384

Property and equipment, net	—	35,857	7,440	—	43,297
Goodwill and other intangible assets, net	—	582,999	12,704	—	595,703
Investment in subsidiaries	283,483	139,542	—	(423,025)	—
Other assets	2,804	34,107	734	—	37,645

Total assets	$286,360	$1,089,930	$180,764	$(423,025)	$1,134,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$224,075	$2,781	$—	$226,856
Accrued expenses	7	33,509	2,687	—	36,203
Current maturities of long-term debt	—	5,028	—	—	5,028
Intercompany payables (receivables)	1,542	(33,159)	31,617	—	—

Total current liabilities	1,549	229,453	37,085	—	268,087

Long-term debt	45,388	487,104	(8)	—	532,484
Deferred income taxes	—	83,561	—	—	83,561
Other liabilities	—	6,329	4,145	—	10,474
Redeemable preferred stock	18,926	—	—	—	18,926
Stockholders’ equity:
Intercompany investment	—	280,622	121,492	(402,114)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(2,842)	2,053	18,050	(20,103)	(2,842)
Accumulated other comprehensive income	808	808	—	(808)	808
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,497	283,483	139,542	(423,025)	220,497

Total liabilities and stockholders’ equity	$286,360	$1,089,930	$180,764	$(423,025)	$1,134,029

	Successor As of December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,726	$1,746	$—	$5,545
Accounts receivable, net	—	86,259	41,463	—	127,722
Inventories	—	173,831	107,584	—	281,415
Income tax receivable	—	12,699	—	—	12,699
Other current assets	3	28,404	1,154	—	29,561

Total current assets	76	304,919	151,947	—	456,942

Property and equipment, net	—	37,318	7,278	—	44,596
Goodwill and other intangible assets, net	—	586,005	2,375	—	588,380
Investment in subsidiaries	282,883	130,870	—	(413,753)	—
Other assets	2,866	34,303	664	—	37,833

Total assets	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,965	$2,100	$—	$213,065
Accrued expenses	—	35,016	2,345	—	37,361
Current maturities of long-term debt	—	4,671	25	—	4,696
Intercompany payables (receivables)	2,457	(25,129)	22,672	—	—

Total current liabilities	2,457	225,523	27,142	—	255,122

Long-term debt	44,003	496,546	—	—	540,549
Deferred income taxes	—	82,077	—	—	82,077
Other liabilities	—	6,386	4,252	—	10,638
Redeemable preferred stock	18,559	—	—	—	18,559
Stockholders’ equity:
Intercompany investment	—	280,622	113,282	(393,904)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(1,601)	2,385	17,588	(19,973)	(1,601)
Accumulated other comprehensive loss	(124)	(124)	—	124	(124)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,806	282,883	130,870	(413,753)	220,806

Total liabilities and stockholders’ equity	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Condensed consolidating statements of operations for the quarter ended April 1, 2006 for the Successor and quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Quarter Ended April 1, 2006
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$233,460	$124,123	$—	$357,583
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	187,916	100,381	—	288,297

Gross profit	—	45,544	23,742	—	69,286
Selling, general and administrative expenses	9	36,055	21,375	—	57,439

Operating income (loss)	(9)	9,489	2,367	—	11,847
Other income (expense):
Interest expense	(2,007)	(11,392)	(1,400)	—	(14,799)
Other, net	—	142	65	—	207
Equity earnings of subsidiaries	(332)	462	—	(130)	—

Income (loss) from operations before income taxes	(2,348)	(1,299)	1,032	(130)	(2,745)
Provision (benefit) for income taxes	(1,107)	(967)	570	—	(1,504)

Net income (loss)	$(1,241)	$(332)	$462	$(130)	$(1,241)

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)
Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

Condensed consolidating statements of cash flows for the quarter ended April 1, 2006 for the Successor, April 2, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Quarter Ended April 1, 2006
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,241)	$(332)	$462	$(130)	$(1,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	87	6,437	848	—	7,372
Provision for doubtful accounts	—	(35)	(35)	—	(70)
Provision for obsolete inventory	—	7	(57)	—	(50)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,496	—	—	—	1,496
Benefit for deferred income taxes	—	(1,155)	—	—	(1,155)
Equity earnings of subsidiaries	332	(462)	—	130	—
Change in assets and liabilities:
Accounts receivable	—	(1,586)	(1,123)	—	(2,709)
Inventories	—	(5,576)	(2,975)	—	(8,551)
Other current assets	3	1,128	182	—	1,313
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	7	11,603	(4,339)	—	7,271
Other, net	231	(94)	(375)	—	(238)

Net cash provided by (used in) operations	915	23,540	(7,412)	—	17,043

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,211)	565	—	(7,646)
Purchase of property and equipment	—	(419)	(291)	—	(710)
Proceeds from sale of property and equipment	—	23	158	—	181
Intercompany	(915)	(5,168)	6,083	—	—

Net cash provided by (used in) investing activities	(915)	(13,775)	6,515	—	(8,175)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	324,842	—	—	324,842
Repayments of revolving credit facility	—	(333,928)	—	—	(333,928)
Payments of other long-term debt	—	(1,008)	(464)	—	(1,472)
Payments of deferred financing costs	—	(205)	—	—	(205)

Net cash used in financing activities	—	(10,299)	(464)	—	(10,763)

Net decrease in cash and cash equivalents	—	(534)	(1,361)	—	(1,895)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,192	$385	$—	$3,650

	Successor April 2, 2005
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$—	$—	$—	$—
Change in assets and liabilities:
Other current assets	—	(6,125)	—	—	(6,125)
Accounts payable and accrued expenses	—	(8,632)	—	—	(8,632)
Other, net	—	(2,000)	—	—	(2,000)

Net cash used in operations	—	(16,757)	—	—	(16,757)

Cash flows from investing activities:
Acquisition of Predecessor	—	(456,722)	—	—	(456,722)

Net cash used in investing activities	—	(456,722)	—	—	(456,722)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	3,125	—	—	3,125
Repayments of revolving credit facility	—	(25,084)	—	—	(25,084)
Payments of deferred financing costs	(1,301)	(34,183)	—	—	(35,484)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by financing activities	75	473,479	—	—	473,554

Net increase in cash and cash equivalents	75	—	—	—	75
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$3,338	$165	$—	$3,578

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	(Unaudited) Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Provision for obsolete inventory	—	248	84	—	332
Stock-based compensation expense	—	8,584	—	—	8,584
Deferred income taxes	—	658	—	—	658
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,828)	(3,156)	—	(12,984)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	52,037	(7,173)	—	44,864
Other, net	—	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) operations	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of period	—	2,509	825	—	3,334

Cash and cash equivalents, end of period	$—	$3,338	$165	$—	$3,503

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “Successor,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” or “Predecessor” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our Annual Report on Form 10-K and our condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 1, 2006 and April 2, 2005 each contain operating results for 13 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $26.5 billion industry in 2005. The U.S. replacement market is stable and has grown at approximately 2% to 3% annually over the past ten years, through 2005. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while price increases resulting from rising raw materials costs have provided for overall growth in this market, unit replacement tire demand has softened in first quarter 2006, down 3.8%, as compared with first quarter 2005, as provided by the Rubber Manufacturer’s Association (“RMA”).

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 8.0% from 2004 to 2005. We expect the trend of selling more high and ultra-high performance tires as well as larger auto rim diameter tires to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 73.3% of our total net sales for the quarter ended April 1, 2006. The remainder of net sales is derived from other tire sales (12.0%), custom wheels (8.5%), automotive service equipment (3.8%), and other products (2.4%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we have successfully acquired and integrated four businesses representing approximately $210.6 million in annual net sales. The acquisition of Silver State (as defined below) established our distribution footprint across the state of Nevada and expanded our presence in Northern California. The acquisition of Wholesale Tire (as defined below) expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased margins.

On January 27, 2006, we completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of that certain Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.3 million. This acquisition establishes a distribution footprint for us across the state of Nevada and expands our presence in Northern California. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

On August 23, 2005, we completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Results of Operations

Quarter Ended April 1, 2006 for the Successor Compared to Quarter Ended April 2, 2005 for the Predecessor

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor Quarter Ended April 1, 2006	Predecessor Quarter Ended April 2, 2005	Period Over Period Change Favorable (unfavorable)	Period Over Period Percentage Change Favorable (unfavorable)	Successor Predecessor Results as a Percentage of Net Sales for the Quarter Ended
					April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)
Net sales	$357,583	$354,339	$3,244	0.9%	100.0%	100.0%
Cost of goods sold	288,297	290,488	2,191	0.8	80.6	82.0

Gross profit	69,286	63,851	5,435	8.5	19.4	18.0
Selling, general and administrative expenses	57,439	52,653	(4,786)	(9.1)	16.1	14.8
Transaction expenses	—	28,211	28,211	(100.0)	0.0	8.0

Operating income (loss)	11,847	(17,013)	28,860	(169.6)	3.3	(4.8)
Other income (expense):
Interest expense	(14,799)	(3,682)	(11,117)	301.9	(4.1)	(1.0)
Other, net	207	(252)	459	(182.1)	0.1	(0.1)

Loss from operations before income taxes	(2,745)	(20,947)	18,202	(86.9)	(0.8)	(5.9)
Benefit for income taxes	(1,504)	(6,620)	(5,116)	77.3	(0.4)	(1.9)

Net loss	$(1,241)	$(14,327)	$13,086	(91.3)%	(0.3)%	(4.0)%

Net Sales

The increase in net sales in first quarter 2006 is primarily attributable to an increase in the average selling price of our tires and wheels ($26.7 million). This increase is principally due to a continuing trend of manufacturer price increases that we have passed along to our customers, as well as a shift in mix to more ultra-high performance and light truck tires, which are sold at a higher price-point than standard passenger tires, and wheels. An overall decline in unit sales volume ($21.4 million), which was driven by our passenger and private label tires, partially offset the increases noted above. Industry data supplied by the RMA indicates the overall industry has experienced a 3.8% unit decline during the period with shipments of entry level passenger and commercial light truck tires declining 11% and 12%, respectively.

Included in the impact above are sales attributable to the acquisition of Wholesale Tire in August 2005 ($3.8 million) and Silver State in January 2006. We cannot quantify the impact on sales of the Silver State acquisition due to the integration of two distribution centers into our existing operations.

Gross Profit

The increase in gross profit in first quarter 2006 is primarily a result of an increase of 1.4% in our gross profit expressed as a percentage of sales. This rise in margin percentage is primarily due to announced price increases in January and February of 2006 and, to a lesser extent, an increase in volume rebates that were recorded during the end of fiscal 2005. These volume rebates benefited the first quarter 2006 as the related inventory was sold. In addition, the shift in mix to ultra-high performance tires, light truck tires, and wheels have had a positive impact on our margin percentages. Slightly higher customer promotions and rebates have partially offset the increases noted above.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisition of Wholesale Tire accounted for approximately $1.2 million of the $4.8 million increase and the acquisition of Silver State accounted for approximately $0.6 million, which does not include the increase in costs related to two of Silver State’s distribution centers that were consolidated into our existing facilities. The remaining increase is primarily due to:

•	an increase in amortization expense of $2.9 million ($0.1 million of which is included in the impact of recent acquisitions discussed above) due to customer relationship intangible assets that were recorded in connection with the Acquisition in March 2005, the acquisition of Silver State in January 2006 and the acquisition of Wholesale Tire in August 2005;

•	an increase in depreciation expense of $1.5 million ($0.1 million of which is included in the impact of recent acquisitions discussed above) that was primarily a result of the revaluation of our property and equipment in connection with the Acquisition; and

•	the amortization of prepaid management advisory fees of $1.5 million that were paid in connection with the Acquisition.

The above increases were partially offset by a decrease in incentive-based compensation of $2.5 million.

Transaction Expenses

In connection with the Merger, we incurred $28.2 million of transaction expenses in first quarter 2005 that related to change in control and bonus payments, stock option fair market value adjustments for accelerated vesting, and payment of ATD’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services incurred in connection with the Merger.

Interest Expense

The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $9.2 million of the increase. Interest expense for first quarter 2006 of $14.8 million exceeds cash payments for interest during the same period of $7.4 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock as well as interest accrued but not yet paid.

Benefit for Income Taxes

The Successor recognized an income tax benefit of $1.5 million in first quarter 2006 based on a pre-tax loss of $2.7 million. During first quarter 2005, the Predecessor recognized an income tax benefit of $6.6 million due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. The effective tax rate for the Successor in first quarter 2006 is approximately 55% compared to 32% for the Predecessor in first quarter 2005. The increase in the effective tax rate is due primarily to preferred stock dividends accrued in first quarter 2006 that are not deductible for income tax purposes. The income tax benefit recorded for first quarter 2006 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of taxable income generated by us for the full year and the amount of net operating loss carryforwards that can alternately be used to offset that income.

Net Loss

The reduction in net loss is due primarily to non-recurring transaction expenses incurred in connection with the Acquisition in first quarter 2005 partially offset by an increase in interest expense incurred as a result of financing activity surrounding the Acquisition and a reduction in the income tax benefit.

Critical Accounting Polices

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter ended April 1, 2006, there was no change in our critical accounting policies.

Liquidity and Capital Resources

At April 1, 2006, our total debt, including capital leases, was $537.5 million compared to $545.2 million at December 31, 2005, a decrease of $7.7 million. The decrease is due primarily to the federal income tax receivable received in first quarter 2006, which paid down our revolving credit facility. Total commitments by the lenders under our revolving credit facility were $300.0 million at April 1, 2006, of which $81.2 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the Borrowing Base computation, as defined in the agreement.

The following table summarizes the cash flows for the quarter ended April 1, 2006 for the Successor and for the quarter ended April 2, 2005 for the Predecessor (in thousands):

	Successor	Predecessor	Period Over Period Change Favorable (Unfavorable)
	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005
Cash provided by operating activities	$17,043	$9,871	$7,172
Cash used in investing activities	(8,175)	(1,438)	(6,737)
Cash used in financing activities	(10,763)	(8,264)	(2,499)

Net increase (decrease) in cash and cash equivalents	(1,895)	169	(2,064)
Cash and cash equivalents, beginning of period	5,545	3,334	2,211

Cash and cash equivalents, end of period	$3,650	$3,503	$147

Cash payments for interest	$7,355	$3,944	$(3,411)
Cash payments (receipts) for taxes, net	$(13,436)	$247	$13,683
Capital expenditures financed by debt	$1,010	$1,338	$328

Operating Activities

The increase in cash provided by operating activities for first quarter 2006 was primarily due to a decrease in our net working capital requirements and improvements in our profitability. These items, which caused an increase in cash provided by operating activities, were partially offset by higher interest payments. The increase in interest payments for first quarter 2006 is a result of the financing activities surrounding the Acquisition. Net working capital at April 1, 2006 totaled $189.3 million compared to $201.8 million at December 31, 2005, a decrease of $12.5 million. This decrease primarily relates to a decrease in the income tax receivable due to the receipt of the federal income tax refund in first quarter 2006 as well as an increase in accounts payable, partially offset by an increase in inventory. The increase in inventory is primarily due to an increase in medium truck tire inventory to support promotional sales programs and seasonal ramp-up of agricultural tires and wheels combined with an increase in purchase volume at the end of fiscal 2005 and slow unit sales in the first quarter of 2006.

Investing Activities

The increase in cash used in investing activities for first quarter 2006 was due primarily to cash paid for the acquisition of Silver State in first quarter 2006 partially offset by a decrease in capital expenditures. Capital expenditures decreased $0.9 million to $0.7 million in first quarter 2006 compared to $1.6 million in first quarter 2005. Capital expenditures during first quarter 2006 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During first quarter 2006, we also had capital expenditures financed by debt of $1.0 million relating to information technology upgrades compared to $1.3 million in first quarter 2005.

Financing Activities

The increase in cash used in financing activities for first quarter 2006 was primarily due to repayments on our revolving credit facility and other long-term debt as well as payments of deferred financing costs. In addition, first quarter 2005 included proceeds received from the issuance of common stock, which reduced the cash used in financing activities during first quarter 2005.

Acquisition Cash Flow (April 2, 2005)

The Successor condensed consolidated statement of cash flow for April 2, 2005 reflects the cash activity surrounding the Acquisition. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of April 1, 2006, the outstanding Revolver balance was $180.4 million and $81.2 million was available for additional borrowings.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 1, 2006). At April 1, 2006, borrowings under the Revolver were at a weighted average interest rate of 6.6%. Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 1, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by operating activities, to Indenture EBITDA (in thousands):

	Successor	Predecessor
	Quarter Ended April 1, 2006	Quarter Ended April 2, 2005
Net cash provided by operating activities	$17,043	$9,871
Changes in assets and liabilities	(10,691)	(12,375)
Provision (benefit) for deferred income taxes	1,155	(658)
Interest expense	14,799	3,682
Benefit for income taxes	(1,504)	(6,620)
Provision for doubtful accounts	70	(279)
Provision for obsolete inventory	50	(332)
Amortization of other assets	(1,359)	(232)
Stock-based compensation expense	—	(8,584)
Transaction expenses	—	28,211
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(1,496)	—
Other	1,518	1,181

Indenture EBITDA	$19,585	$13,865

Indenture EBITDA increased $5.7 million to $19.6 million in first quarter 2006 compared to $13.9 million in first quarter 2005. The increase in Indenture EBITDA is primarily due to the increase in sales and improvements in our gross profit margins as discussed above.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Revolver, will be adequate to meet our anticipated requirements.

Income Taxes

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of April 1, 2006 reflects a net non-current deferred tax liability of $83.6 million. Included in this amount is an acquired non-current deferred tax asset of approximately $5.6 million, which represents the anticipated tax benefits that we expect to achieve in future years from such deductions. In addition, we also recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. We received the federal income tax receivable amount during first quarter 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. Prior to adoption of SFAS No. 123R, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our consolidated financial position or results of operations (see Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information).

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

For the period ended April 1, 2006, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 1, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income. The fair value of the New Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $1.3 million at April 1, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended April 1, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in legal proceedings involving us since those reported in our Annual Report on Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 6. Exhibits.

10.1	Third Amendment to Fourth Amended and Restated Loan and Security Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2006	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)