Form 10-Q
period 2006-07-01
American Tire Distributors Holdings, Inc.
filed 2006-08-15
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at August 15, 2006: 999,527

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—As of July 1, 2006 and December 31, 2005 for the Successor	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarter and Six Months Ended July 1, 2006 and Quarter Ended July 2, 2005 for the Successor and the Quarter Ended April 2, 2005 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) (unaudited)—For the Six Months Ended July 1, 2006	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—For the Six Months Ended July 1, 2006 and the period from April 2, 2005 through July 2, 2005 for the Successor and for the Quarter Ended April 2, 2005 for the Predecessor	6
	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	40

ITEM 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	42

ITEM 1A.	Risk Factors	42

ITEM 6.	Exhibits	43

	Signatures	44

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share amounts)

	Successor July 1, 2006	Successor December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,243	$5,545
Accounts receivable, net of allowance for doubtful accounts of $973 and $998	143,216	127,722
Inventories	272,972	281,415
Assets held for sale	1,073	1,034
Deferred income taxes	10,421	11,190
Income tax receivable	—	12,699
Other current assets	7,062	17,337

Total current assets	438,987	456,942

Property and equipment, net	44,067	44,596
Goodwill	350,693	347,252
Other intangible assets, net	242,108	241,128
Other assets	37,688	37,833

Total assets	$1,113,543	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$237,626	$213,065
Accrued expenses	28,440	37,361
Current maturities of long-term debt	4,906	4,696

Total current liabilities	270,972	255,122

Long-term debt	511,627	540,549
Deferred income taxes	82,733	82,077
Other liabilities	11,228	10,638
Redeemable preferred stock	19,302	18,559
Commitments and contingencies
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(6,332)	(1,601)
Accumulated other comprehensive income (loss)	1,482	(124)
Treasury stock, at cost, 473 shares	(100)	(100)

Total stockholders’ equity	217,681	220,806

Total liabilities and stockholders’ equity	$1,113,543	$1,127,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Successor			Predecessor
	Quarter Ended July 1, 2006	Six Months Ended July 1, 2006	Quarter Ended July 2, 2005	Quarter Ended April 2, 2005
Net sales	$401,615	$759,198	$400,187	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	334,360	622,657	337,036	290,488

Gross profit	67,255	136,541	63,151	63,851
Selling, general and administrative expenses	56,631	114,070	55,399	52,653
Transaction expenses	—	—	95	28,211

Operating income (loss)	10,624	22,471	7,657	(17,013)
Other income (expense):
Interest expense	(14,964)	(29,763)	(13,402)	(3,682)
Other, net	(123)	84	(45)	(252)

Loss from operations before income taxes	(4,463)	(7,208)	(5,790)	(20,947)
Benefit for income taxes	(973)	(2,477)	(2,317)	(6,620)

Net loss	$(3,490)	$(4,731)	$(3,473)	$(14,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands, except share amounts)

	Common Stock (Note 14)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost
	Shares	Amount						Total
Successor balance, December 31, 2005	999,527	$10	$217,990	$4,631	$(1,601)	$(124)	$(100)	$220,806
Comprehensive loss:
Net loss	—	—	—	—	(4,731)	—	—	(4,731)
Change in value of derivative instrument, net of income taxes of $0.9 million	—	—	—	—	—	1,606	—	1,606

Total comprehensive loss	—	—	—	—	—	—	—	(3,125)

Successor balance, July 1, 2006	999,527	$10	$217,990	$4,631	$(6,332)	$1,482	$(100)	$217,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Successor	Successor	Predecessor
	Six Months Ended July 1, 2006	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005
Cash flows from operating activities:
Net loss	$(4,731)	$(3,473)	$(14,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles	12,071	5,445	1,738
Amortization of other assets	2,715	1,386	232
Provision for doubtful accounts	(360)	195	279
Provision for obsolete inventory	68	(136)	332
Provision (benefit) for deferred income taxes	(2,404)	(1,599)	658
Stock-based compensation expense	—	—	8,584
Inventory step-up amortization	—	4,692	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	3,081	1,418	—
Change in operating assets and liabilities:
Accounts receivable	(13,270)	(19,005)	(8,541)
Inventories	11,631	(16,421)	(12,984)
Other current assets	9,349	(4,444)	(9,222)
Income tax receivable	13,605	—	—
Accounts payable and accrued expenses	10,426	27,004	44,864
Other, net	184	(2,180)	(1,742)

Net cash provided by (used in) operating activities	42,365	(7,118)	9,871

Cash flows from investing activities:
Purchase of property and equipment	(4,512)	(1,597)	(1,574)
Purchase of assets held for sale	(319)	—	—
Proceeds from sale of property and equipment	311	35	236
Proceeds from disposal of assets held for sale	1,790	—	—
Acquisition of Predecessor	—	(458,242)	—
Other Acquisitions, net of cash acquired	(7,683)	—	—
Other	—	(300)	(100)

Net cash used in investing activities	(10,413)	(460,104)	(1,438)

Cash flows from financing activities:
Proceeds from revolving credit facility	660,182	352,665	312,277
Repayments of revolving credit facility	(690,385)	(379,754)	(320,728)
Payments of other long-term debt	(2,817)	(717)	(975)
Payments of deferred financing costs	(234)	(35,166)	—
Series A preferred stock redemption	—	—	(700)
Proceeds from issuance of common stock	—	211,500	1,862
Proceeds from issuance of long-term debt	—	330,003	—
Proceeds from issuance of preferred stock	—	15,369	—
Proceeds from issuance of warrants	—	4,631	—
Change in restricted cash	—	(30,506)	—

Net cash provided by (used in) financing activities	(33,254)	468,025	(8,264)

Net increase (decrease) in cash and cash equivalents	(1,302)	803	169
Cash and cash equivalents, beginning of period	5,545	3,503	3,334

Cash and cash equivalents, end of period	$4,243	$4,306	$3,503

Supplemental disclosures of cash flow information—
Cash payments for interest	$23,048	$7,141	$3,944

Cash payments (receipts) for taxes, net	$(13,566)	$177	$247

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$1,010	$1,915	$1,338

Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the quarter and six months ended July 1, 2006 are not necessarily indicative of the operating results for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 1, 2006, July 2, 2005 and April 2, 2005 each contain operating results for 13 weeks. The six months ended July 1, 2006 contain operating results for 26 weeks.

3.	Acquisitions:

Successor Company

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of that certain Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition was $8.3 million. This acquisition established a distribution footprint for the Company across the state of Nevada and expanded the Company’s presence in Northern California. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.1 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million.

On August 23, 2005, the Company completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of that certain Stock Purchase Agreement dated August 5, 2005. The acquisition expanded the Company’s operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The purchase price was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in initial goodwill of $2.0 million. In first quarter 2006, the Company reallocated $2.8 million of the purchase price to an intangible asset related to customer relationships acquired in connection with the acquisition and a related deferred tax liability that resulted in a net decrease to goodwill of $1.7 million.

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

The Company has recorded, at July 1, 2006, goodwill of $350.7 million consisting of $345.3 million in connection with the Acquisition, $5.1 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire (See Note 3 for further information). Approximately $33.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer relationships, trade names, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful life as shown in the table below. The following tables set forth the gross amount and accumulated amortization of the Successor’s intangible assets at July 1, 2006 and December 31, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	July 1, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$211,642	$15,270	$204,275	$9,012
Noncompete agreements	3-5	613	329	613	204
Software	10	77	10	77	6

Total amortizable intangible assets		$212,332	$15,609	$204,965	$9,222

	July 1, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradename	$45,385	$—	$45,385	$—

Total unamortizable intangible assets	$45,385	$—	$45,385	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $6.4 million for the remaining six months in 2006, $12.6 million in 2007, $12.5 million in 2008, $12.5 million in 2009, and $12.5 million in 2010.

5.	Recently Issued Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The Company does not expect the adoption of EITF 06-03 to have a material impact on the Company’s consolidated financial position or results of operations.

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

6.	Postretirement Benefits:

During second quarter 2006, the Company communicated to employees that it would eliminate eligibility for retiree coverage for all current active employees. This change was accounted for as a negative plan amendment in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” As a result, an updated actuarial valuation was performed at May 16, 2006, the date of the plan amendment, which resulted in a reduction to the accumulated post-retirement benefit obligation of $2.4 million. This reduction is recorded as unrecognized prior service credit that will be amortized as a component of net periodic post-retirement benefit cost over the estimated remaining participation period for current plan members, which is approximately 2.4 years. Net periodic post-retirement benefit cost for the remainder of 2006 will be approximately $(0.2) million per quarter. The amount recognized in the balance sheet at July 1, 2006 is $2.4 million, with the components of the obligation as follows (in thousands):

	Successor		Predecessor
	Six Months Ended July 1, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Change in benefit obligations:
Benefit obligation at beginning of period	$2,395	$2,002	$1,891
Service cost	110	247	82
Interest cost	46	100	32
Amortization of prior service credit	(117)	—	—
Participant contributions	23	21	7
Benefits paid	(22)	(29)	(10)
Amendments	(2,312)	—	—
Actuarial loss	—	54	—

Benefit obligation at end of period	$123	$2,395	$2,002

	Successor		Predecessor
	Six Months Ended July 1, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Change in funded status:
Unfunded status of the plan	$123	$2,395	$2,002
Unrecognized net actuarial loss	(54)	(54)	—
Unrecognized prior service credit	2,312	—	—

Accrued benefit cost	$2,381	$2,341	$2,002

The components of net periodic postretirement benefit cost were as follows (in thousands):

	Successor			Predecessor
	Quarter Ended July 1, 2006	Six Months Ended July 1, 2006	Quarter Ended July 2, 2005	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service cost	$4	$110	$75	$82
Interest cost	2	46	30	32
Amortization of prior service cost (credit)	(117)	(117)	—	42
Gains/Losses	2	2	—	—

Net periodic postretirement cost	$(109)	$41	$105	$156

The primary assumptions affecting the Company’s accounting for post retirement benefits under SFAS No. 106 as of July 1, 2006 and December 31, 2005 for the Successor and April 2, 2005 for the Predecessor are as follows:

	Successor July 1, 2006	Successor December 31, 2005	Predecessor April 2, 2005

Discount rate	5.75%	5.50%	5.75%
Health care trend:
Initial rate	10.0%	10.0%	11.0%
Ultimate rate	5.0% in 2015	5.0% in 2015	5.0% in 2015
Annual change	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter

7.	Stock Options:

Effective January 1, 2006, the first day of the Company’s 2006 fiscal year, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments”, using the prospective transition method as required by paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of APB No. 25. Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during the six-month period ending July 1, 2006 and therefore no stock-based compensation expense was recorded as a result of adopting SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value-based method in accordance with APB No. 25. Under APB No. 25, the Company generally did not recognize stock-based compensation for stock options in its consolidated statements of operations prior to January 1, 2006 because the options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. As permitted, the Company elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under those provisions, the Company disclosed in the notes to its financial statements what the effect would have been on its results of operations and related per share amounts had compensation costs for the Company’s stock options been determined based on their fair value at the measurement date. As a result of adopting SFAS No. 123R and as required by paragraph 85 of SFAS No. 123R, the Company will no longer present this pro forma information.

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

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the Successor, such expenses totaled $19.6 million for the quarter ended July 1, 2006, $38.6 million for the six months ended July 1, 2006 and $18.2 million for the quarter ended July 2, 2005. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

As part of the purchase price allocation related to the Acquisition, the carrying value of inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in second quarter 2005 as that inventory was sold.

10.	Assets Held for Sale:

As of July 1, 2006, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as “assets held for sale.” The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within the next twelve months.

In addition to the above property, the Company also had a residential property, with an aggregate carrying value of $0.3 million, classified as “assets held for sale” at July 1, 2006. The company acquired this property as part of an employee relocation package.

On April 4, 2006, the Company received $1.2 million in cash for the sale of the Asheville, North Carolina property that was classified as “assets held for sale” at December 31, 2005 and $0.6 million in cash for the sale of residential property classified as “assets held for sale” at April 1, 2006. The combined carrying value of these properties was $1.6 million. Accordingly, the Company recognized a pre-tax gain on the sale of these properties of $0.2 million in second quarter 2006.

11.	Income Taxes:

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of July 1, 2006 reflects a net non-current deferred tax liability of $82.7 million. Included in this amount is an acquired non-current deferred tax asset of approximately $5.6 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. In addition, the Company also recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. The Company received the federal income tax receivable amount during first quarter 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

The income tax benefit recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 21.8% for the quarter ended July 1, 2006, 34.4% for the six months ended July 1, 2006, 40.0% for the quarter ended July 2, 2005 and 31.6% for the quarter ended April 2, 2005. It is the Company’s policy to estimate taxes for interim periods based on an estimated annual effective tax rate, which is derived, in part, from expected annual pre-tax income (loss). However, the income tax benefit for the six months ended July 1, 2006, has been computed based on the first six months of 2006 as a discrete period due to the sensitivity of forecasted pre-tax income (loss) for 2006 to changes in management’s estimates regarding results of operations for the remainder of 2006. Management currently expects the Company to be approximately break-even on a pre-tax income (loss) basis for 2006. Because of this sensitivity, the Company is unable to develop a reasonable estimate of the annual effective tax rate for the full year of 2006. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by the Company for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Successor	Successor	Successor	Predecessor
	Quarter Ended July 1, 2006	Six Months Ended July 1, 2006	Quarter Ended July 2, 2005	Quarter Ended April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.9	3.7	5.0	4.0
Non-deductible transaction cost	—	—	—	(7.4)
Non-deductible preferred stock dividends	(18.1)	(4.3)	—	—

Effective income tax rate	21.8%	34.4%	40.0%	31.6%

12.	Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at July 1, 2006 and December 31, 2005 (in thousands):

	July 1, 2006	December 31, 2005
	(Unaudited)
Revolving credit facility	$159,282	$189,485
Senior Discount Notes	46,863	44,003
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Capital lease obligations	14,459	14,484
Other	5,929	7,273

	516,533	545,245
Less—Current maturities	(4,906)	(4,696)

	$511,627	$540,549

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of July 1, 2006, the outstanding Revolver balance was $159.3 million and $109.9 million was available for additional borrowings.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 1, 2006). At July 1, 2006, borrowings under the Revolver were at a weighted average interest rate of 6.9%. Beginning six months after closing, the applicable margin for the loans varies based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 1, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

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

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 9.34% for the period beginning on March 31, 2005 and ending June 30, 2005, 9.73% for the period beginning on July 1, 2005 and ending September 30, 2005, 10.26% for the period of October 1, 2005 through December 31, 2005, 10.78% for the period of January 1, 2006 through March 31, 2006 and 11.21% for the period of April 1, 2006 through June 30, 2006. For the period of July 1, 2006 through September 30, 2006, the interest rate on the Senior Floating Rate Notes will be 11.75%. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

Capital Lease Obligations

As of July 1, 2006, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. Beginning on April 25, 2006, the annual rent expense increased to $1.8 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Predecessor’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Debt Maturities

Aggregate annual maturities of long-term debt at July 1, 2006, are as follows (in thousands):

Year Ending December:
2006 (remainder)	$2,625
2007	2,800
2008	456
2009	79
2010	159,340
Thereafter	351,233

$516,533

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 1, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income. The fair value of the New Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $2.4 million at July 1, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

13.	Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share data):

	Successor July 1, 2006	Successor December 31, 2005
	(Unaudited)
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$1,300	$1,634
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	18,002	16,925

Total redeemable preferred stock	$19,302	$18,559

In connection with the Merger and on the date thereof, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of July 1, 2006, the stated redemption value of the Series B preferred stock was $1.3 million.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of July 1, 2006, total obligations of the Company as guarantor on these leases is approximately $9.6 million extending over 13 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $9.1 million. A provision has been made for the net present value of the estimated shortfall.

Legal Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition, results of operations or cash flows.

16.	Subsequent Events:

On July 28, 2006, the Company completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of that certain Stock Purchase Agreement. The purchase price of this acquisition, subject to adjustment, was approximately $13.0 million. This acquisition expands ATD’s service across the state of Minnesota and into Western Wisconsin. The acquisition was financed by ATD’s Revolver.

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

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed consolidating balance sheets as of July 1, 2006 and December 31, 2005 for the Successor are as follows:

	Successor As of July 1, 2006
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,972	$198	$—	$4,243
Accounts receivable, net	—	93,603	49,613	—	143,216
Inventories	—	175,567	97,405	—	272,972
Other current assets	6	17,242	1,308	—	18,556

Total current assets	79	290,384	148,524	—	438,987

Property and equipment, net	—	37,437	6,630	—	44,067
Goodwill and other intangible assets, net	—	579,993	12,808	—	592,801
Investment in subsidiaries	282,468	140,371	—	(422,839)	—
Other assets	2,719	34,246	723	—	37,688

Total assets	$285,266	$1,082,431	$168,685	$(422,839)	$1,113,543

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$237,430	$196	$—	$237,626
Accrued expenses	15	26,060	2,365	—	28,440
Current maturities of long-term debt	—	4,906	—	—	4,906
Intercompany payables (receivables)	1,405	(22,507)	21,102	—	—

Total current liabilities	1,420	245,889	23,663	—	270,972

Long-term debt	46,863	464,764	—	—	511,627
Deferred income taxes	—	82,733	—	—	82,733
Other liabilities	—	6,577	4,651	—	11,228
Redeemable preferred stock	19,302	—	—	—	19,302
Stockholders’ equity:
Intercompany investment	—	280,622	121,529	(402,151)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(6,332)	364	18,842	(19,206)	(6,332)
Accumulated other comprehensive income	1,482	1,482	—	(1,482)	1,482
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	217,681	282,468	140,371	(422,839)	217,681

Total liabilities and stockholders’ equity	$285,266	$1,082,431	$168,685	$(422,839)	$1,113,543

	Successor As of December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,726	$1,746	$—	$5,545
Accounts receivable, net	—	86,259	41,463	—	127,722
Inventories	—	173,831	107,584	—	281,415
Income tax receivable	—	12,699	—	—	12,699
Other current assets	3	28,404	1,154	—	29,561

Total current assets	76	304,919	151,947	—	456,942

Property and equipment, net	—	37,318	7,278	—	44,596
Goodwill and other intangible assets, net	—	586,005	2,375	—	588,380
Investment in subsidiaries	282,883	130,870	—	(413,753)	—
Other assets	2,866	34,303	664	—	37,833

Total assets	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,965	$2,100	$—	$213,065
Accrued expenses	—	35,016	2,345	—	37,361
Current maturities of long-term debt	—	4,671	25	—	4,696
Intercompany payables (receivables)	2,457	(25,129)	22,672	—	—

Total current liabilities	2,457	225,523	27,142	—	255,122

Long-term debt	44,003	496,546	—	—	540,549
Deferred income taxes	—	82,077	—	—	82,077
Other liabilities	—	6,386	4,252	—	10,638
Redeemable preferred stock	18,559	—	—	—	18,559
Stockholders’ equity:
Intercompany investment	—	280,622	113,282	(393,904)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated deficit	(1,601)	2,385	17,588	(19,973)	(1,601)
Accumulated other comprehensive loss	(124)	(124)	—	124	(124)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,806	282,883	130,870	(413,753)	220,806

Total liabilities and stockholders’ equity	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Condensed consolidating statements of operations for the quarter and six months ended July 1, 2006 and quarter ended July 2, 2005 for the Successor and quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Quarter Ended July 1, 2006
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$254,566	$147,049	$—	$401,615
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	210,982	123,378	—	334,360

Gross profit	—	43,584	23,671	—	67,255
Selling, general and administrative expenses	9	35,160	21,462	—	56,631

Operating income (loss)	(9)	8,424	2,209	—	10,624
Other income (expense):
Interest expense	(2,106)	(11,451)	(1,407)	—	(14,964)
Other, net	—	(205)	82	—	(123)
Equity earnings of subsidiaries	(1,689)	792	—	897	—

Income (loss) from operations before income taxes	(3,804)	(2,440)	884	897	(4,463)
Provision (benefit) for income taxes	(314)	(751)	92	—	(973)

Net income (loss)	$(3,490)	$(1,689)	$792	$897	$(3,490)

	Successor For the Six Months Ended July 1, 2006
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$488,026	$271,172	$—	$759,198
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	398,898	223,759	—	622,657

Gross profit	—	89,128	47,413	—	136,541
Selling, general and administrative expenses	18	71,215	42,837	—	114,070

Operating income (loss)	(18)	17,913	4,576	—	22,471
Other income (expense):
Interest expense	(4,113)	(22,843)	(2,807)	—	(29,763)
Other, net	—	(63)	147	—	84
Equity earnings of subsidiaries	(2,021)	1,254	—	767	—

Income (loss) from operations before income taxes	(6,152)	(3,739)	1,916	767	(7,208)
Provision (benefit) for income taxes	(1,421)	(1,718)	662	—	(2,477)

Net income (loss)	$(4,731)	$(2,021)	$1,254	$767	$(4,731)

	Successor For the Quarter Ended July 2, 2005
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$270,456	$129,731	$—	$400,187
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	229,002	108,034	—	337,036

Gross profit	—	41,454	21,697	—	63,151
Selling, general and administrative expenses	2	40,848	14,549	—	55,399
Transaction expenses	—	95	—	—	95

Operating income (loss)	(2)	511	7,148	—	7,657
Other income (expense):
Interest (expense) income	(1,891)	(11,515)	4	—	(13,402)
Other, net	—	(141)	96	—	(45)
Equity earnings of subsidiaries	(2,337)	4,246	—	(1,909)	—

Income (loss) from operations before income taxes	(4,230)	(6,899)	7,248	(1,909)	(5,790)
Provision (benefit) for income taxes	(757)	(4,562)	3,002	—	(2,317)

Net income (loss)	$(3,473)	$(2,337)	$4,246	$(1,909)	$(3,473)

	Predecessor For the Quarter Ended April 2, 2005
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating income (loss)	—	(22,515)	5,502	—	(17,013)
Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

Income (loss) from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Provision (benefit) for income taxes	—	(8,376)	1,756	—	(6,620)

Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

Condensed consolidating statements of cash flows for the six months ended July 1, 2006 for the Successor, the period from April 2, 2005 through July 2, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Six Months Ended July 1, 2006
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,731)	$(2,021)	$1,254	$767	$(4,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of other intangibles and other assets	175	12,937	1,674	—	14,786
Provision for doubtful accounts	—	(104)	(256)	—	(360)
Provision for obsolete inventory	—	44	24	—	68
Accretion of 8% cumulative preferred stock and Senior Discount Notes	3,081	—	—	—	3,081
Benefit for deferred income taxes	—	(2,404)	—	—	(2,404)
Equity earnings of subsidiaries	2,021	(1,254)	—	(767)	—
Change in assets and liabilities:
Accounts receivable	—	(7,240)	(6,030)	—	(13,270)
Inventories	—	(1,780)	13,411	—	11,631
Other current assets	(3)	9,526	(174)	—	9,349
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	15	17,509	(7,098)	—	10,426
Other, net	497	(266)	(47)	—	184

Net cash provided by operations	1,055	38,552	2,758	—	42,365

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,248)	565	—	(7,683)
Purchase of property and equipment	—	(4,246)	(266)	—	(4,512)
Purchase of assets held for sale	—	(319)	—	—	(319)
Proceeds from sale of property and equipment	—	45	266	—	311
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Intercompany	(1,052)	5,459	(4,407)	—	—

Net cash used in investing activities	(1,052)	(5,519)	(3,842)	—	(10,413)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	660,182	—	—	660,182
Repayments of revolving credit facility	—	(690,385)	—	—	(690,385)
Payments of other long-term debt	—	(2,353)	(464)	—	(2,817)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(32,787)	(464)	—	(33,254)

Net increase (decrease) in cash and cash equivalents	—	246	(1,548)	—	(1,302)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,972	$198	$—	$4,243

	Successor For the period from April 2, 2005 through July 2, 2005
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,473)	$(2,337)	$4,246	$(1,909)	$(3,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	72	6,272	487	—	6,831
Provision for doubtful accounts	—	54	141	—	195
Provision for obsolete inventory	—	(79)	(57)	—	(136)
Benefit for deferred income taxes	—	(1,599)	—	—	(1,599)
Inventory step-up amortization	—	4,692	—	—	4,692
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,418	—	—	—	1,418
Equity earnings of subsidiaries	2,337	(4,246)	—	1,909	—
Change in assets and liabilities:
Accounts receivable	—	(11,735)	(7,270)	—	(19,005)
Inventories	—	(4,488)	(11,933)	—	(16,421)
Other current assets	(780)	(3,636)	(28)	—	(4,444)
Accounts payable and accrued expenses	—	26,386	618	—	27,004
Other, net	(35)	(1,900)	(245)	—	(2,180)

Net cash provided by (used in) operations	(461)	7,384	(14,041)	—	(7,118)

Cash flows from investing activities:
Acquisition of Predecessor	—	(458,242)	—	—	(458,242)
Purchase of property and equipment	—	(1,080)	(517)	—	(1,597)
Proceeds from sale of property and equipment	—	7	28	—	35
Other	—	(300)	—	—	(300)
Intercompany	461	(15,027)	14,566	—	—

Net cash provided by (used in) investing activities	461	(474,642)	14,077	—	(460,104)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	352,665	—	—	352,665
Repayments of revolving credit facility	—	(379,754)	—	—	(379,754)
Payments of other long-term debt	—	(681)	(36)	—	(717)
Payments of deferred financing costs	(1,301)	(33,865)	—	—	(35,166)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by (used in) financing activities	75	467,986	(36)	—	468,025

Net increase in cash and cash equivalents	75	728	—	—	803
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$4,066	$165	$—	$4,306

	Predecessor For the Quarter Ended April 2, 2005
	(Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Provision for obsolete inventory	—	248	84	—	332
Stock-based compensation expense	—	8,584	—	—	8,584
Deferred income taxes	—	658	—	—	658
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,828)	(3,156)	—	(12,984)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	52,037	(7,173)	—	44,864
Other, net	—	(1,587)	(155)	—	(1,742)

Net cash provided by (used in) operations	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash provided by (used in) investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of period	—	2,509	825	—	3,334

Cash and cash equivalents, end of period	$—	$3,338	$165	$—	$3,503

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 1, 2006, July 2, 2005 and April 2, 2005 each contain operating results for 13 weeks. The six months ended July 1, 2006 contain operating results for 26 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $26.5 billion industry in 2005. The U.S. replacement market is stable and has grown at approximately 2% to 3% annually over the past ten years, through 2005. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while price increases resulting from rising raw materials costs have provided for overall growth in this market, unit replacement tire demand has softened in the first six months of 2006, down 5.0%, as compared with the first six months of 2005, as provided by the Rubber Manufacturer’s Association (“RMA”). We believe the weakened demand is due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which are contributing to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 8.0% from 2004 to 2005 and, according to the RMA, up 4.2% in the first six months of 2006. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 72.1% of our total net sales for the quarter ended July 1, 2006. The remainder of net sales is derived from other tire sales (14.2%), custom wheels (7.8%), automotive service equipment (3.3%), and other products (2.6%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we have successfully acquired and integrated four businesses representing approximately $210.6 million in annual net sales. The acquisition of Silver State (as defined below) established our distribution footprint across the state of Nevada and expanded our presence in Northern California. The acquisition of Wholesale Tire (as defined below) expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On January 27, 2006, we completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of that certain Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.3 million. This acquisition established a distribution footprint for us across the state of Nevada and expanded our presence in Northern California. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Results of Operations

Quarter Ended July 1, 2006 for the Successor Compared to Quarter Ended July 2, 2005 for the Successor

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor Quarter Ended July 1, 2006	Successor Quarter Ended July 2, 2005	Period Over Period Change	Period Over Period Percentage Change	Successor Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 1, 2006	July 2, 2005
	(Unaudited)	(Unaudited)
Net sales	$401,615	$400,187	$1,428	0.4%	100.0%	100.0%
Cost of goods sold	334,360	337,036	2,676	0.8	83.3	84.2

Gross profit	67,255	63,151	4,104	6.5	16.7	15.8
Selling, general and administrative expenses	56,631	55,399	(1,232)	(2.2)	14.1	13.8
Transaction expenses	—	95	95	100.0	0.0	—

Operating income	10,624	7,657	2,967	38.7	2.6	1.9
Other income (expense):
Interest expense	(14,964)	(13,402)	(1,562)	(11.7)	(3.7)	(3.3)
Other, net	(123)	(45)	(78)	(173.3)	0.0	—

Loss from operations before income taxes	(4,463)	(5,790)	1,327	22.9	(1.1)	(1.4)
Benefit for income taxes	(973)	(2,317)	(1,344)	(58.0)	(0.2)	(0.6)

Net loss	$(3,490)	$(3,473)	$(17)	(0.5)%	(0.9)%	(0.9)%

Net Sales

The increase in net sales in second quarter 2006 is primarily attributable to an increase in the average selling price of our tires and wheels ($24.8 million) and the acquisition of Wholesale Tire in August 2005 and Silver State in January 2006 (collectively $7.5 million). The increase in our average selling price per tire is principally due to a continuing trend of manufacturer price increases that we have passed along to our customers. An overall net decline in unit sales volume ($25.8 million), which was driven by our passenger and private label tires and a decline in equipment and supply sales ($3.7 million), partially offset the increases noted above. The passenger and light truck tire unit decline that we are experiencing is in-line with RMA reported data that indicates the overall industry has experienced a 6.2% unit decline during the period.

Gross Profit

The increase in gross profit in second quarter 2006 is primarily a result of non-recurring inventory step-up amortization ($4.7 million) that was recorded to cost of goods sold in second quarter 2005 as a result of the Acquisition partially offset by a net $(0.7) million impact of favorable pricing, mix and the contribution of acquisitions combined with lower unit demand.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisition of Wholesale Tire accounted for approximately $0.7 million of the increase and the acquisition of Silver State accounted for approximately $0.3 million, which does not include the increase in costs related to three of Silver State’s distribution centers that were consolidated into our existing facilities. The remaining increase resulted from a $0.5 million net increase in depreciation and amortization expense primarily related to the revaluation of our property and equipment in connection with the Acquisition, higher fuel ($0.4 million) and rent/lease ($0.6 million) expense, partially offset by a reduction in amortization of prepaid management advisory fees that were paid in connection with the Acquisition ($1.4 million).

Interest Expense

The increase in interest expense for second quarter 2006 is primarily due to the effects of higher interest rates on our variable rate debt and, to a lesser extent, an increase in our outstanding debt levels.

Benefit for Income Taxes

The Successor recognized an income tax benefit of $1.0 million in second quarter 2006 based on a pre-tax loss of $4.5 million. During second quarter 2005, the Successor recognized an income tax benefit of $2.3 million based on a pre-tax loss of $5.8 million. The effective tax rate in second quarter 2006 is approximately 22% compared to 40% in second quarter 2005. The decrease in the effective tax rate is due primarily to preferred stock dividends accrued in second quarter 2006 that are not deductible for income tax purposes and the use of the discrete method for calculating the income tax benefit. The income tax benefit recorded for second quarter 2006 has been computed based on the first six months of 2006 as a discrete period. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

The slight increase in net loss is due primarily to the increase in selling, general and administrative expenses and interest expense, as discussed above, as well as a reduction in the income tax benefit. These increases were partially offset by the increase in gross profit in second quarter 2006.

Six Months Ended July 1, 2006 for the Successor Compared to the Three Months Ended July 2, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor quarter ended July 2, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, these are compared to the six-month Successor period ended July 1, 2006. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Successor	Successor	Predecessor	Successor Successor Predecessor
	For the Six Months Ended July 1, 2006	For the Quarter Ended July 2, 2005	For the Quarter Ended April 2, 2005	Results as a Percentage of Net Sales for Each Period
				July 1, 2006	July 2, 2005	April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$759,198	$400,187	$354,339	100.0%	100.0%	100.0%
Cost of goods sold	622,657	337,036	290,488	82.0	84.2	82.0

Gross profit	136,541	63,151	63,851	18.0	15.8	18.0
Selling, general and administrative expenses	114,070	55,399	52,653	15.0	13.8	14.9
Transaction expenses	—	95	28,211	—	—	8.0

Operating income (loss)	22,471	7,657	(17,013)	3.0	1.9	(4.8)
Other income (expense):
Interest expense	(29,763)	(13,402)	(3,682)	(3.9)	(3.3)	(1.0)
Other, net	84	(45)	(252)	—	—	(0.1)

Loss from operations before income taxes	(7,208)	(5,790)	(20,947)	(0.9)	(1.4)	(5.9)
Benefit for income taxes	(2,477)	(2,317)	(6,620)	(0.3)	(0.6)	(1.9)

Net loss	$(4,731)	$(3,473)	$(14,327)	(0.6)%	(0.9)%	(4.0)%

Net Sales

Total net sales for the six-month period of 2006 increased $4.7 million to $759.2 million from $754.5 million in the aggregate six-month period of 2005. The increase is primarily attributable to higher average per unit selling prices of tire and wheels ($50.9 million) and the acquisition of Wholesale Tire and Silver State (collectively $12.8 million). The increase in average selling prices is primarily driven by manufacturer price increases that we have passed through to our customers related to rising raw materials costs. An industry-wide decline in unit sales, down 5% according to RMA data, impacted our passenger and light truck tire unit sales, which are down $56.6 million from the same period in 2005. Equipment and supply sales are also down slightly ($2.1 million) from the same period last year.

Gross Profit

Gross profit increased $9.5 million to $136.5 million for the six-month period of 2006 from $127.0 million for the aggregate six-month period of 2005. This increase is primarily due to non-recurring amortization of inventory step-up in the six-month period of 2005 ($4.7 million) combined with a net $0.7 million impact of favorable pricing/mix and the contribution of acquisitions partially offset by lower unit demand. Other items netted favorably to $4.1 million and primarily relate to a benefit from the sale of inventory purchased ahead of announced manufacturer price increases.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six-month period of 2006 increased $6.0 million to $114.1 million from $108.1 million in the aggregate six-month period of 2005. The acquisition of Wholesale Tire accounted for approximately $1.7 million of the $6.0 million increase and the acquisition of Silver State accounted for approximately $0.6 million, which does not include the increase in costs related to three of Silver State’s distribution centers that were consolidated into our existing facilities. Depreciation and amortization expense increased $4.6 million primarily due to a customer list intangible asset that was recorded in connection with the Acquisition and the revaluation of our property and equipment in connection with the Acquisition. A decrease in employee related expenses of $1.1 million as a result of non-recurring incentive based compensation in first quarter 2005 and $1.3 million of sales-based incentive compensation during the six-month period of 2006 partially offset the increased costs noted above. Other items netted unfavorably to $1.5 million and are primarily attributable to higher rent/lease and fuel expense.

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

Interest Expense

Interest expense for the six-month period of 2006 increased $12.7 million to $29.8 million from $17.1 million in the aggregate six-month period of 2005. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $9.9 million of the increase. The remaining increase is primarily due to the effects of higher interest rates on our variable rate debt. Interest expense for the six-month period of 2006 of $29.8 million exceeds cash payments for interest during the same period of $23.0 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock as well as interest accrued but not yet paid.

Benefit for Income Taxes

The Successor recognized an income tax benefit of $2.5 million in the six-month period of 2006 due primarily to the increase in interest expense, as discussed above, which generated a pre-tax loss of $7.2 million. During second quarter 2005, the Successor recognized an income tax benefit of $2.3 million based on a pre-tax loss of $5.8 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. The effective tax rate for the six-month period of 2006 was approximately 34% for the Successor, approximately 40% in second quarter 2005 for the Successor and approximately 32% in first quarter 2005 for the Predecessor. The income tax benefit recorded for the six-month period of 2006 has been computed based on the first six months of 2006 as a discrete period. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

Net loss for the six-month period of 2006 decreased $13.1 million to $(4.7) million from $(17.8) million in the aggregate six-month period of 2005. The decrease in net loss is due primarily to non-recurring transaction expenses incurred in connection with the Acquisition in first quarter 2005 partially offset by an increase in interest expense due to financing activity surrounding the Acquisition and higher interest rates on our variable rate debt.

Critical Accounting Polices

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter and six months ended July 1, 2006, there was no change in our critical accounting policies.

Liquidity and Capital Resources

At July 1, 2006, our total debt, including capital leases, was $516.5 million compared to $545.2 million at December 31, 2005, a decrease of $28.7 million. The decrease is due in part to the federal income tax receivable received in first quarter 2006, which paid down our revolving credit facility. Total commitments by the lenders under our revolving credit facility were $300.0 million at July 1, 2006, of which $109.9 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the Borrowing Base computation, as defined in the agreement.

The following table summarizes the cash flows for the six months ended July 1, 2006 and period from April 2, 2005 through July 2, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor (in thousands):

	Successor	Successor	Predecessor
	Six Months Ended July 1, 2006	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005
Cash provided by (used in) operating activities	$42,365	$(7,118)	$9,871
Cash used in investing activities	(10,413)	(460,104)	(1,438)
Cash provided by (used in) financing activities	(33,254)	468,025	(8,264)

Net increase (decrease) in cash and cash equivalents	(1,302)	803	169
Cash and cash equivalents, beginning of period	5,545	3,503	3,334

Cash and cash equivalents, end of period	$4,243	$4,306	$3,503

Cash payments for interest	$23,048	$7,141	$3,944
Cash payments (receipts) for taxes, net	$(13,566)	$177	$247
Capital expenditures financed by debt	$1,010	$1,915	$1,338
Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—

Operating Activities

Cash provided by operating activities increased $39.6 million to $42.4 million in the six-month period of 2006 compared to $2.8 million in the aggregate six-month period of 2005. The increase in cash provided by operating activities for the six-month period of 2006 was primarily due to a decrease in our net working capital requirements and improvements in our profitability. These items, which caused an increase in cash provided by operating activities, were partially offset by higher interest payments. The increase in interest payments for the six-month period of 2006 is a result of the financing activities surrounding the Acquisition. Net working capital at July 1, 2006 totaled $168.0 million compared to $201.8 million at December 31, 2005, a decrease of $33.8 million. Components of this decrease include a reduction in inventory, an increase in accounts payable, and a decrease in the income tax receivable due to the receipt of the federal income tax refund in first quarter 2006.

Investing Activities

Net cash used in investing activities decreased $451.1 million to $10.4 million in the six-month period of 2006 compared to $461.5 million in the aggregate six-month period of 2005. The decrease in cash used in investing activities for the six-month period of 2006 was due primarily to the cash paid for the Acquisition in first quarter 2005 partially offset by cash paid for the acquisition of Silver State in first quarter 2006. Capital expenditures increased $1.3 million to $4.5 million in the six-month period of 2006 compared to $3.2 million in the aggregate six-month period of 2005. Capital expenditures during the six-month period of 2006 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During the six month- period of 2006, we also had capital expenditures financed by debt of $1.0 million relating to information technology upgrades compared to $3.3 million in the aggregate six-month period of 2005.

Financing Activities

Net cash used in financing activities increased $493.1 million to $(33.3) million in the six-month period of 2006 compared to net cash provided by financing activities of $459.8 million in the aggregate six-month period of 2005. The increase in cash used in financing activities for the six-month period of 2006 was primarily due to the inclusion of proceeds received in connection with the Acquisition, which reduced cash used in financing activities in the aggregate six-month period of 2005.

Revolving Credit Facility

In connection with the Merger, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”) on March 31, 2005. The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of July 1, 2006, the outstanding Revolver balance was $159.3 million and $109.9 million was available for additional borrowings.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 1, 2006). At July 1, 2006, borrowings under the Revolver were at a weighted average interest rate of 6.9%. Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 1, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and further adjusted to exclude certain non-recurring and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA (in thousands):

	Successor	Successor	Predecessor
	Six Months Ended July 1, 2006	Period from April 2, 2005 through July 2, 2005	Quarter Ended April 2, 2005
Net cash provided by (used in) operating activities	$42,365	$(7,118)	$9,871
Changes in assets and liabilities	(31,925)	15,046	(12,375)
Provision (benefit) for deferred income taxes	2,404	1,599	(658)
Interest expense	29,763	13,402	3,682
Benefit for income taxes	(2,477)	(2,317)	(6,620)
Provision for doubtful accounts	360	(195)	(279)
Provision for obsolete inventory	(68)	136	(332)
Amortization of other assets	(2,715)	(1,386)	(232)
Stock-based compensation expense	—	—	(8,584)
Transaction expenses	—	95	28,211
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(3,081)	(1,418)	—
Other	1,664	1,542	1,181

Indenture EBITDA	$36,290	$19,386	$13,865

Total Indenture EBITDA for the six-month period of 2006 increased $3.0 million to $36.3 million compared to $33.3 million in the aggregate six-month period of 2005. The increase in Indenture EBITDA is primarily due to the increase in sales and improvements in our gross profit margins as discussed above partially offset by an increase in selling, general and administrative expenses.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Revolver, will be adequate to meet our anticipated requirements for at least the next twelve months.

Income Taxes

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of July 1, 2006 reflects a net non-current deferred tax liability of $82.7 million. Included in this amount is an acquired non-current deferred tax asset of approximately $5.6 million, which represents the anticipated tax benefits that we expect to achieve in future years from such deductions. In addition, we also recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. We received the federal income tax receivable amount during first quarter 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. We do not expect the adoption of EITF 06-03 to have a material impact on our consolidated financial position or results of operations

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. Prior to adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. We adopted the provisions of SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our consolidated financial position or results of operations (see Note 7 in the Notes to the Condensed Consolidated Financial Statements for further information).

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

For the period ended July 1, 2006, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (“New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 1, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the New Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $2.4 million at July 1, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended July 1, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: August 15, 2006

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)