Form 10-Q
period 2006-09-30
American Tire Distributors Holdings, Inc.
filed 2006-11-14
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at November 14, 2006: 999,527

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—As of September 30, 2006 and December 31, 2005 for the Successor	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarter and Nine Months Ended September 30, 2006 and Quarter and Six Months Ended October 1, 2005 for the Successor and the Quarter Ended April 2, 2005 for the Predecessor	5
	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) (unaudited)—For the Nine Months Ended September 30, 2006	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—For the Nine Months Ended September 30, 2006 and the period from April 2, 2005 through October 1, 2005 for the Successor and for the Quarter Ended April 2, 2005 for the Predecessor	7
	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	41

ITEM 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	43

ITEM 1A.	Risk Factors	43

ITEM 6.	Exhibits	43

	Signatures	44

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	Successor September 30, 2006	Successor December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,067	$5,545
Cash held in escrow	1,480	—
Accounts receivable, net of allowance for doubtful accounts of $901 and $998	146,635	127,722
Inventories	269,115	281,415
Assets held for sale	1,073	1,034
Deferred income taxes	13,923	11,190
Income tax receivable	—	12,699
Other current assets	7,087	17,337

Total current assets	443,380	456,942

Property and equipment, net	44,089	44,596
Goodwill	353,417	347,252
Other intangible assets, net	242,110	241,128
Other assets	34,887	37,833

Total assets	$1,117,883	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,920	$213,065
Accrued expenses	35,001	37,361
Current maturities of long-term debt	4,700	4,696

Total current liabilities	293,621	255,122

Long-term debt	494,383	540,549
Deferred income taxes	83,566	82,077
Other liabilities	10,739	10,638
Redeemable preferred stock	19,650	18,559
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(7,019)	(1,601)
Accumulated other comprehensive income (loss)	412	(124)
Treasury stock, at cost, 473 shares	(100)	(100)

Total stockholders’ equity	215,924	220,806

Total liabilities and stockholders’ equity	$1,117,883	$1,127,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Successor				Predecessor
	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	Quarter Ended October 1, 2005	Six Months Ended October 1, 2005	Quarter Ended April 2, 2005
Net sales	$414,142	$1,173,340	$388,746	$788,934	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	342,392	965,049	320,031	657,066	290,488

Gross profit	71,750	208,291	68,715	131,868	63,851
Selling, general and administrative expenses	54,676	168,746	56,520	111,918	52,653
Impairment of intangible asset	2,640	2,640	—	—	—
Transaction expenses	—	—	—	95	28,211

Operating income (loss)	14,434	36,905	12,195	19,855	(17,013)
Other expense:
Interest expense	(15,039)	(44,802)	(13,443)	(26,845)	(3,682)
Other, net	(200)	(116)	(24)	(70)	(252)

Loss from operations before income taxes	(805)	(8,013)	(1,272)	(7,060)	(20,947)
Income tax benefit	(118)	(2,595)	(508)	(2,823)	(6,620)

Net loss	$(687)	$(5,418)	$(764)	$(4,237)	$(14,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock (Note 12)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Successor balance, December 31, 2005	999,527	$10	$217,990	$4,631	$(1,601)	$(124)	$(100)	$220,806
Comprehensive loss:
Net loss	—	—	—	—	(5,418)	—	—	(5,418)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	536	—	536

Total comprehensive loss	—	—	—	—	—	—	—	(4,882)

Successor balance, September 30, 2006	999,527	$10	$217,990	$4,631	$(7,019)	$412	$(100)	$215,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005
Cash flows from operating activities:
Net loss	$(5,418)	$(4,237)	$(14,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	18,327	11,199	1,738
Amortization of other assets	4,080	2,737	232
Impairment of intangible asset	2,640	—	—
(Recovery of) provision for doubtful accounts	(473)	510	279
(Benefit) provision for deferred income taxes	(4,842)	(3,199)	658
Stock-based compensation expense	—	—	8,584
Inventory step-up amortization	—	4,692	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	4,666	2,836	—
Other, net	128	21	(265)
Change in operating assets and liabilities:
Accounts receivable	(13,191)	(3,685)	(8,541)
Inventories	20,853	(38,126)	(12,652)
Other current assets	9,600	(2,564)	(9,222)
Income tax receivable	13,605	—	—
Accounts payable and accrued expenses	27,630	2,619	44,864
Other, net	62	(2,298)	(1,477)

Net cash provided by (used in) operating activities	77,667	(29,495)	9,871

Cash flows from investing activities:
Purchase of property and equipment	(5,866)	(3,574)	(1,574)
Purchase of other assets	(319)	—	—
Proceeds from sale of property and equipment	387	107	236
Proceeds from disposal of assets held for sale	1,790	—	—
Acquisition of Predecessor	—	(458,252)	—
Other acquisitions, net of cash acquired	(19,300)	(4,228)	—
Cash held in escrow	(1,480)	—	—
Other	—	(300)	(100)

Net cash used in investing activities	(24,788)	(466,247)	(1,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,019,752	750,458	312,277
Repayments of revolving credit facility	(1,069,593)	(745,936)	(320,728)
Payments of other long-term debt	(4,282)	(1,474)	(975)
Payments of deferred financing costs	(234)	(35,260)	—
Series A preferred stock redemption	—	—	(700)
Proceeds from issuance of common stock	—	211,500	1,862
Proceeds from issuance of long-term debt	—	330,003	—
Proceeds from issuance of preferred stock	—	15,369	—
Proceeds from issuance of warrants	—	4,631	—
Change in restricted cash	—	(30,506)	—

Net cash (used in) provided by financing activities	(54,357)	498,785	(8,264)

Net (decrease) increase in cash and cash equivalents	(1,478)	3,043	169
Cash and cash equivalents, beginning of period	5,545	3,503	3,334

Cash and cash equivalents, end of period	$4,067	$6,546	$3,503

Supplemental disclosures of cash flow information—
Cash payments for interest	$30,563	$9,070	$3,944

Cash (receipts) payments for taxes, net	$(13,363)	$256	$247

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$2,360	$3,029	$1,338

Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—

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

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD, MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings (see Note 4 for further information).

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations and cash flows for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the operating results and cash flows, which will be reported for the year ending December 30, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 30, 2006, October 1, 2005 and April 2, 2005 each contain operating results for 13 weeks. The nine months ended September 30, 2006 contain operating results for 39 weeks and the six months ended October 1, 2005 contain operating results for 26 weeks.

3.	Stock Options:

Effective January 1, 2006, the first day of the Company’s 2006 fiscal year, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the prospective transition method as required by paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during the nine-month period ending September 30, 2006 and therefore no stock-based compensation expense was recorded as a result of adopting SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value-based method in accordance with APB No. 25. Under APB No. 25, the Company generally did not recognize stock-based compensation for stock options in its consolidated statements of operations prior to January 1, 2006 because the options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. As permitted, the Company elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under those provisions, the Company disclosed in the notes to its financial statements what the effect would have been on its results of operations had compensation costs for the Company’s stock options been determined based on their fair value at the measurement date. As a result of adopting SFAS No. 123R and as required by paragraph 85 of SFAS No. 123R, the Company will no longer present this pro forma information.

In anticipation of the Merger, vesting of certain stock options was accelerated during the first quarter of 2005. Accordingly, the Predecessor recorded approximately $8.6 million in compensation expense during first quarter 2005 for the excess of the fair value of the common stock over the exercise price of the related option. The $8.6 million of compensation expense is included in transaction expenses in the accompanying condensed consolidated statements of operations for the quarter ended April 2, 2005.

4.	Acquisitions:

Successor Company

On July 28, 2006, the Company completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of July 28, 2006. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $13.0 million, consisting of $12.9 million in cash, of which $2.0 million is held in an escrow account as of September 30, 2006, and $0.1 million in direct acquisition costs. Of the amount held in escrow, $1.5 million is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingencies have not yet been resolved. This acquisition expands ATD’s service across the state of Minnesota and into Western Wisconsin. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $1.0 million and a customer relationship intangible asset of $5.9 million. Amortization for both the goodwill and customer relationship intangible asset is deductible for income tax purposes.

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of a Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.4 million, consisting of $8.2 million in cash and $0.2 million in direct acquisition costs. This acquisition establishes a distribution footprint for the Company across the state of Nevada and expands the Company’s presence in Northern California. The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.5 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million.

On August 23, 2005, the Company completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of a Stock Purchase Agreement dated August 5, 2005. The acquisition expanded the Company’s operations into Utah, Idaho, and Wyoming, as well as, parts of Nevada, Colorado, Nebraska and South Dakota. The purchase price was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The purchase price allocation was recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in initial goodwill of $2.0 million. In the first quarter of 2006, the Company reallocated $2.8 million of the purchase price to an intangible asset related to customer relationships acquired in connection with the acquisition and a related deferred tax liability of $1.1 million that resulted in a net decrease to goodwill of $1.7 million.

The Samaritan Tire, Silver State and Wholesale Tire acquisitions were financed through borrowings under ATD’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Predecessor Company

Transaction Expenses

The Predecessor’s condensed consolidated statement of operations for the quarter ended April 2, 2005 includes the following transaction expenses relating to the Acquisition, some of which are discussed above (in thousands):

Seller transaction fees	$8,079
Accrued transaction bonuses and other related change in control payments	11,431
Stock-based compensation expense (a)	8,584
Other acquisition related expenses	117

Total transaction expense	$28,211

(a)	Represents compensation expense recorded due to the acceleration of certain management stock option vesting schedules (see Note 3).

5.	Inventories:

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

6.	Assets Held for Sale:

As of September 30, 2006, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as “assets held for sale.” The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve month period.

In addition to the above property, the Company has a residential property, with an aggregate carrying value of $0.3 million, classified as “assets held for sale” at September 30, 2006. The Company acquired this property as part of an employee relocation package. The Company is actively marketing this property and anticipates that the property will be sold within a twelve month period.

In April 2006, the Company received $1.2 million in cash for the sale of its Asheville, North Carolina property that was classified as “assets held for sale” at December 31, 2005. Also, during the nine month period ended September 30, 2006, the Company acquired and sold residential property classified as “assets held for sale” and received $0.6 million in cash. The combined carrying value of these properties was $1.6 million. Accordingly, the Company has recognized a net pre-tax gain on the sale of these properties of $0.2 million within the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2006.

7.	Goodwill and Other Intangible Assets:

The Company has recorded, at September 30, 2006, goodwill of $353.4 million consisting of $346.6 million in connection with the Acquisition, $1.0 million in connection with the purchase of Samaritan Tire, $5.5 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire (See Note 4 for further information). Approximately $34.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer relationships, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful life as show in the table below. The following tables set forth the gross amount and accumulated amortization of the Successor’s intangible assets at September 30, 2006 and December 31, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	September 30, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$217,518	$18,439	$204,275	$9,012
Noncompete agreements	3-5	613	392	613	204
Software	10	77	12	77	6

Total amortizable intangible assets		$218,208	$18,843	$204,965	$9,222

	September 30, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradenames	$42,745	$—	$45,385	$—

Total unamortizable intangible assets	$42,745	$—	$45,385	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $3.3 million for the remaining three months in 2006, $12.9 million in 2007, $12.8 million in 2008, $12.8 million in 2009, and $12.8 million in 2010.

In September 2006, the Company was informed by one of its suppliers that it was going to cease the manufacturing of one of its tire brands for which the Company maintained a tradename intangible asset. As a result of this decision and due to the Company’s inability to place other sourcing regarding this tire brand, the Company, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, the Company recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. This charge is recorded within impairment of intangible asset in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2006.

8.	Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Revolving credit facility	$139,644	$189,485
Senior Discount Notes	48,338	44,003
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Capital lease obligations	14,459	14,484
Other	6,642	7,273

	499,083	545,245
Less—Current maturities	(4,700)	(4,696)

	$494,383	$540,549

Revolving Credit Facility

In connection with the Merger, on March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”). The borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of September 30, 2006, the outstanding Revolver balance was $139.6 million and $123.4 million was available for additional borrowings. In addition, the Company had certain letters of credit outstanding at September 30, 2006 in the aggregate amount of $9.2 million.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of September 30, 2006) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of September 30, 2006). At September 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.1% compared to 6.2% at December 31, 2005. Beginning six months after closing, the applicable margin for the loans varies based upon a performance based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, requires ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the revolving credit facility (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of September 30, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

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

The indenture governing the Senior Discount Notes contains specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

Senior Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon rate of 10.75% and will mature on April 1, 2013. Except as described below, the Senior Notes are not redeemable at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

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

The indenture governing the Senior Notes contains specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 9.34% to 10.26% for the period from March 31, 2005 to December 31, 2005, and between 10.78% to 11.75% for the nine months ended September 30, 2006. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

The indenture governing the Senior Floating Rate Notes contains specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

Debt Maturities

Aggregate annual maturities of long-term debt at September 30, 2006, are as follows (in thousands):

Year Ending December:
2006 (remainder)	$1,340
2007	3,526
2008	1,182
2009	623
2010	139,702
Thereafter	352,710

$499,083

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 30, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the New Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $0.7 million at September 30, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

9.	Postretirement Benefits:

In May 2006, the Company communicated to employees that it would eliminate eligibility for retiree medical coverage for all current active employees. This change was accounted for as a negative plan amendment in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” As a result, an updated actuarial valuation was performed at May 19, 2006, the date of the plan amendment, which resulted in a reduction to the accumulated postretirement benefit obligation of $2.4 million. This reduction is recorded as unrecognized prior service credit that will be amortized as a component of net periodic postretirement benefit cost over the estimated remaining participation period for current plan members. Net periodic postretirement benefit cost for the remainder of 2006 will be approximately $(0.2) million per quarter. The amount recognized in the balance sheet at September 30, 2006 is $2.2 million, with the components of the obligation as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
Change in benefit obligations:
Benefit obligation at beginning of period	$2,395	$2,002	$1,891
Service cost	110	247	82
Interest cost	48	100	32
Amortization of prior service credit	(352)	—	—
Participant contributions	31	21	7
Benefits paid	(29)	(29)	(10)
Amendments	(2,078)	—	—
Actuarial loss	6	54	—

Benefit obligation at end of period	$131	$2,395	$2,002

Change in funded status:
Unfunded status of the plan	$131	$2,395	$2,002
Unrecognized net actuarial loss	—	(54)	—
Unrecognized prior service credit	2,078	—	—

Accrued benefit cost	$2,209	$2,341	$2,002

The components of net periodic postretirement benefit cost were as follows (in thousands):

	Successor				Predecessor
	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	Quarter Ended October 1, 2005	Six Months Ended October 1, 2005	Quarter Ended April 2, 2005
Service cost	$—	$110	$75	$150	$82
Interest cost	1	48	30	60	32
Amortization of prior service (credit) cost	(234)	(586)	—	—	42
Gains	4	10	—	—	—

Net periodic postretirement (credit) cost	$(229)	$(418)	$105	$210	$156

The primary assumptions affecting the Company’s accounting for postretirement benefits under SFAS No. 106 as of May 19, 2006, the date of the negative plan amendment, and December 31, 2005 for the Successor and April 2, 2005 for the Predecessor are as follows:

	Successor May 19, 2006	Successor December 31, 2005	Predecessor April 2, 2005
Discount rate	5.75%	5.50%	5.75%
Health care trend:
Initial rate	10.0%	10.0%	11.0%
Ultimate rate	5.0% in 2015	5.0% in 2015	5.0% in 2015
Annual change	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter

10.	Income Taxes:

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of September 30, 2006 reflects a net non-current deferred tax liability of $83.6 million. Included in this amount is an acquired non-current deferred tax asset of approximately $2.5 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. In addition, as a part of the Merger, the Company recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. The Company received the associated federal income tax refund during the first quarter of 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation, less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

The income tax benefit recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 14.7% for the quarter ended September 30, 2006, 32.4% for the nine months ended September 30, 2006, 40.0% for the quarter and six months ended October 1, 2005 and 31.6% for the quarter ended April 2, 2005. The income tax benefit recorded for the quarter and nine months ended September 30, 2006 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by the Company for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	Quarter Ended October 1, 2005	Six Months Ended October 1, 2005	Quarter Ended April 2, 2005
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.3	3.5	5.0	5.0	4.0
Non-deductible transaction cost	—	—	—	—	(7.4)
Non-deductible preferred stock dividends	(21.6)	(6.1)	—	—	—

Effective income tax rate	14.7%	32.4%	40.0%	40.0%	31.6%

11.	Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (amounts in thousands, except share data):

	Successor September 30, 2006	Successor December 31, 2005
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$1,096	$1,634
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	18,554	16,925

Total redeemable preferred stock	$19,650	$18,559

In connection with the Merger, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Company is currently in negotiations with the supplier to extend the terms of the agreement and as such, the Series B preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of September 30, 2006, the stated redemption value of the Series B preferred stock was $1.1 million.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying condensed consolidated statements of operations. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by

Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In addition, Holdings issued warrants to The 1818 Fund in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A Common Stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

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

Holders of Series D Common Stock are entitled to 468 votes per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote. Holders of Series B Common Stock are entitled to one vote per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote.

13.	Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of September 30, 2006, total obligations of the Company as guarantor on these leases is approximately $9.3 million extending over 13 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $8.8 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition or results of operations.

14.	Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the Successor, such expenses totaled $20.1 million for the quarter ended September 30, 2006, $58.7 million for the nine months ended September 30, 2006, $19.0 million for the quarter ended October 1, 2005 and $37.2 million for the six months ended October 1, 2005. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

15.	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The initial disclosure requirement of SFAS No. 158 is effective for the Company for its fiscal year ending December 30, 2006. The recognition requirement of a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) under SFAS No. 158 is effective for the Company for its fiscal year ending December 27, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its assessment of the impact this Interpretation will have on its consolidated financial position or results of operations.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The Company does not expect the adoption of EITF 06-03 to have a material impact on the Company’s consolidated financial position or results of operations.

16.	Subsequent Events:

In October 2006, the Company entered into a Loan and Purchase Agreement (the “Agreement”) with one of the Company’s suppliers. Under the terms of the Agreement, the supplier agrees to loan ATD the aggregate principal amount of $6.0 million (the “Loan”) for the purchase of certain commitments of product from the supplier. Interest under the Loan is payable quarterly, in arrears, and shall be calculated as the product of (a) the outstanding principal amount under the Loan and (b) 9% per annum. The Agreement defines certain levels of commitments that the Company must meet during calendar years 2006, 2007, 2008, 2009 and 2010. If the Company purchases all the required commitments, then the supplier will refund the interest paid by the Company for that calendar year. If the Company does not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010.

In October 2006, the Company settled a long-standing dispute related to the sale of parts from a prior acquisition. As part of this settlement, the Company paid $0.5 million, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2006.

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

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are 100% owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes of $51.5 million in aggregate principal amount at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•	Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, 100% owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005 for the Successor are as follows:

	Successor As of September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,790	$204	$—	$4,067
Cash held in escrow	—	1,480	—	—	1,480
Accounts receivable, net	—	92,256	54,379	—	146,635
Inventories	—	169,442	99,673	—	269,115
Other current assets	3	20,626	1,454	—	22,083

Total current assets	76	287,594	155,710	—	443,380

Property and equipment, net	—	37,756	6,333	—	44,089
Goodwill and other intangible assets, net	—	575,666	19,861	—	595,527
Investment in subsidiaries	282,227	152,588	—	(434,815)	—
Other assets	2,631	31,617	639	—	34,887

Total assets	$284,934	$1,085,221	$182,543	$(434,815)	$1,117,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$250,212	$3,708	$—	$253,920
Accrued expenses	18	32,574	2,409	—	35,001
Current maturities of long-term debt	—	4,700	—	—	4,700
Intercompany payables (receivables)	1,004	(20,448)	19,444	—	—

Total current liabilities	1,022	267,038	25,561	—	293,621

Long-term debt	48,338	446,045	—	—	494,383
Deferred income taxes	—	83,566	—	—	83,566
Other liabilities	—	6,345	4,394	—	10,739
Redeemable preferred stock	19,650	—	—	—	19,650
Stockholders’ equity:
Intercompany investment	—	280,622	133,213	(413,835)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(7,019)	1,193	19,375	(20,568)	(7,019)
Accumulated other comprehensive income	412	412	—	(412)	412
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	215,924	282,227	152,588	(434,815)	215,924

Total liabilities and stockholders’ equity	$284,934	$1,085,221	$182,543	$(434,815)	$1,117,883

	Successor As of December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,726	$1,746	$—	$5,545
Accounts receivable, net	—	86,259	41,463	—	127,722
Inventories	—	173,831	107,584	—	281,415
Income tax receivable	—	12,699	—	—	12,699
Other current assets	3	28,404	1,154	—	29,561

Total current assets	76	304,919	151,947	—	456,942

Property and equipment, net	—	37,318	7,278	—	44,596
Goodwill and other intangible assets, net	—	586,005	2,375	—	588,380
Investment in subsidiaries	282,883	130,870	—	(413,753)	—
Other assets	2,866	34,303	664	—	37,833

Total assets	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$210,965	$2,100	$—	$213,065
Accrued expenses	—	35,016	2,345	—	37,361
Current maturities of long-term debt	—	4,671	25	—	4,696
Intercompany payables (receivables)	2,457	(25,129)	22,672	—	—

Total current liabilities	2,457	225,523	27,142	—	255,122

Long-term debt	44,003	496,546	—	—	540,549
Deferred income taxes	—	82,077	—	—	82,077
Other liabilities	—	6,386	4,252	—	10,638
Redeemable preferred stock	18,559	—	—	—	18,559
Stockholders’ equity:
Intercompany investment	—	280,622	113,282	(393,904)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(1,601)	2,385	17,588	(19,973)	(1,601)
Accumulated other comprehensive loss	(124)	(124)	—	124	(124)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,806	282,883	130,870	(413,753)	220,806

Total liabilities and stockholders’ equity	$285,825	$1,093,415	$162,264	$(413,753)	$1,127,751

Condensed consolidating statements of operations for the quarter and nine months ended September 30, 2006 and quarter and six months ended October 1, 2005 for the Successor and quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Quarter Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$255,704	$158,438	$—	$414,142
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	209,007	133,385	—	342,392

Gross profit	—	46,697	25,053	—	71,750
Selling, general and administrative expenses	9	31,798	22,869	—	54,676
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(9)	12,259	2,184	—	14,434
Other (expense) income:
Interest expense	(2,113)	(11,519)	(1,407)	—	(15,039)
Other, net	—	(153)	(47)	—	(200)
Equity earnings of subsidiaries	829	533	—	(1,362)	—

(Loss) income from operations before income taxes	(1,293)	1,120	730	(1,362)	(805)
Income tax (benefit) provision	(606)	291	197	—	(118)

Net (loss) income	$(687)	$829	$533	$(1,362)	$(687)

	Successor For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$743,730	$429,610	$—	$1,173,340
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	607,905	357,144	—	965,049

Gross profit	—	135,825	72,466	—	208,291
Selling, general and administrative expenses	27	103,013	65,706	—	168,746
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(27)	30,172	6,760	—	36,905
Other (expense) income:
Interest expense	(6,226)	(34,362)	(4,214)	—	(44,802)
Other, net	—	(216)	100	—	(116)
Equity (loss) earnings of subsidiaries	(1,192)	1,787	—	(595)	—

(Loss) income from operations before income taxes	(7,445)	(2,619)	2,646	(595)	(8,013)
Income tax (benefit) provision	(2,027)	(1,427)	859	—	(2,595)

Net (loss) income	$(5,418)	$(1,192)	$1,787	$(595)	$(5,418)

	Successor For the Quarter Ended October 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$254,780	$133,966	$—	$388,746
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	209,796	110,235	—	320,031

Gross profit	—	44,984	23,731	—	68,715
Selling, general and administrative expenses	1	41,348	15,171	—	56,520

Operating (loss) income	(1)	3,636	8,560	—	12,195
Other (expense) income:
Interest expense	(1,911)	(11,530)	(2)	—	(13,443)
Other, net	—	(59)	35	—	(24)
Equity earnings of subsidiaries	383	5,089	—	(5,472)	—

(Loss) income from operations before income taxes	(1,529)	(2,864)	8,593	(5,472)	(1,272)
Income tax (benefit) provision	(765)	(3,247)	3,504	—	(508)

Net (loss) income	$(764)	$383	$5,089	$(5,472)	$(764)

	Successor For the Six Months Ended October 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$525,236	$263,698	$—	$788,934
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	438,816	218,250	—	657,066

Gross profit	—	86,420	45,448	—	131,868
Selling, general and administrative expenses	3	82,195	29,720	—	111,918
Transaction expenses	—	95	—	—	95

Operating (loss) income	(3)	4,130	15,728	—	19,855
Other (expense) income:
Interest (expense) income	(3,802)	(23,045)	2	—	(26,845)
Other, net	—	(201)	131	—	(70)
Equity (loss) earnings of subsidiaries	(1,954)	9,346	—	(7,392)	—

(Loss) income from operations before income taxes	(5,759)	(9,770)	15,861	(7,392)	(7,060)
Income tax (benefit) provision	(1,522)	(7,816)	6,515	—	(2,823)

Net (loss) income	$(4,237)	$(1,954)	$9,346	$(7,392)	$(4,237)

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating (loss) income	—	(22,515)	5,502	—	(17,013)
Other (expense) income:
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

(Loss) income from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Income tax (benefit) provision	—	(8,376)	1,756	—	(6,620)

Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

Condensed consolidating statements of cash flows for the nine months ended September 30, 2006 for the Successor, the period from April 2, 2005 through October 1, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,418)	$(1,192)	$1,787	$(595)	$(5,418)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	263	19,555	2,589	—	22,407
Impairment of intangible asset	—	2,640	—	—	2,640
Recovery of doubtful accounts	—	(206)	(267)	—	(473)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	4,666	—	—	—	4,666
Benefit for deferred income taxes	—	(4,842)	—	—	(4,842)
Other, net	761	(217)	(416)	—	128
Equity earnings of subsidiaries	1,192	(1,787)	—	595	—
Change in assets and liabilities:
Accounts receivable	—	(5,791)	(7,400)	—	(13,191)
Inventories	—	4,389	16,464	—	20,853
Other current assets	—	9,920	(320)	—	9,600
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	18	35,922	(8,310)	—	27,630
Other, net	(26)	(114)	202	—	62

Net cash provided by operations	1,456	71,882	4,329	—	77,667

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,932)	632	—	(19,300)
Purchase of property and equipment	—	(5,553)	(313)	—	(5,866)
Purchase of other assets	—	(319)	—	—	(319)
Proceeds from sale of property and equipment	—	48	339	—	387
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Cash held in escrow	—	(1,480)	—	—	(1,480)
Intercompany	(1,453)	7,518	(6,065)	—	—

Net cash used in investing activities	(1,453)	(17,928)	(5,407)	—	(24,788)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,019,752	—	—	1,019,752
Repayments of revolving credit facility	—	(1,069,593)	—	—	(1,069,593)
Payments of other long-term debt	—	(3,818)	(464)	—	(4,282)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(53,890)	(464)	—	(54,357)

Net increase (decrease) in cash and cash equivalents	—	64	(1,542)	—	(1,478)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,790	$204	$—	$4,067

	Successor For the period from April 2, 2005 through October 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,237)	$(1,954)	$9,346	$(7,392)	$(4,237)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	158	12,825	953	—	13,936
Provision for doubtful accounts	—	309	201	—	510
Benefit for deferred income taxes	—	(3,199)	—	—	(3,199)
Inventory step-up amortization	—	4,692	—	—	4,692
Accretion of 8% cumulative preferred stock and Senior Discount Notes	2,836	—	—	—	2,836
Other, net	408	(393)	6	—	21
Equity earnings of subsidiaries	1,954	(9,346)	—	7,392	—
Change in assets and liabilities:
Accounts receivable	—	(163)	(3,522)	—	(3,685)
Inventories	—	(16,773)	(21,353)	—	(38,126)
Other current assets	(73)	(2,304)	(187)	—	(2,564)
Accounts payable and accrued expenses	—	1,817	802	—	2,619
Other, net	16	(1,632)	(682)	—	(2,298)

Net cash provided by (used in) operations	1,062	(16,121)	(14,436)	—	(29,495)

Cash flows from investing activities:
Acquisition of Predecessor	—	(458,252)	—	—	(458,252)
Other acquisitions, net of cash acquired	—	(4,455)	227	—	(4,228)
Purchase of property and equipment	—	(2,660)	(914)	—	(3,574)
Proceeds from sale of property and equipment	—	54	53	—	107
Other	—	(300)	—	—	(300)
Intercompany	(1,053)	(16,191)	17,244	—	—

Net cash (used in) provided by investing activities	(1,053)	(481,804)	16,610	—	(466,247)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	750,458	—	—	750,458
Repayments of revolving credit facility	—	(745,936)	—	—	(745,936)
Payments of other long-term debt	—	(1,400)	(74)	—	(1,474)
Payments of deferred financing costs	(1,310)	(33,950)	—	—	(35,260)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—

Net cash provided by (used in) financing activities	66	498,793	(74)	—	498,785

Net increase in cash and cash equivalents	75	868	2,100	—	3,043
Cash and cash equivalents, beginning of period	—	3,338	165	—	3,503

Cash and cash equivalents, end of period	$75	$4,206	$2,265	$—	$6,546

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Stock-based compensation expense	—	8,584	—	—	8,584
Provision for deferred income taxes	—	658	—	—	658
Other, net	—	(233)	(32)	—	(265)
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,580)	(3,072)	—	(12,652)
Other current assets	—	(9,773)	551	—	(9,222)
Accounts payable and accrued expenses	—	52,037	(7,173)	—	44,864
Other, net	—	(1,354)	(123)	—	(1,477)

Net cash provided by (used in) operations	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash (used in) provided by investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of period	—	2,509	825	—	3,334

Cash and cash equivalents, end of period	$—	$3,338	$165	$—	$3,503

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 30, 2006, October 1, 2005 and April 2, 2005 each contain operating results for 13 weeks. The nine months ended September 30, 2006 contain operating results for 39 weeks and the six months ended October 1, 2005 contain operating results for 26 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $26.5 billion industry in 2005. The U.S. replacement market is stable and has grown at approximately 2% to 3% annually over the past ten years, through 2005. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while price increases resulting from rising raw materials costs have provided for overall growth in this market, unit replacement tire demand has softened in the first nine months of 2006, down 3.9%, as compared with the first nine months of 2005, as provided by the Rubber Manufacturer’s Association (“RMA”). We believe the weakened demand is due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which are contributing to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 8.0% from 2004 to 2005 and, according to the RMA, up 6.5% in the first nine months of 2006. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to benefit from this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 73.4% of our total net sales for the quarter ended September 30, 2006. The remainder of net sales is derived from other tire sales (14.9%), custom wheels (6.3%), automotive service equipment (3.7%), and other products (1.7%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we and the Predecessor have successfully acquired and integrated five businesses representing approximately $233 million in annual net sales. The acquisition of Samaritan Tire (as defined below) expanded our service across the state of Minnesota and into Western Wisconsin. The acquisition of Silver State (as defined below) established our distribution footprint across the state of Nevada and expanded our presence in Northern California. The acquisition of Wholesale Tire (as defined below) expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On July 28, 2006, we completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of July 28, 2006. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $13.0 million, consisting of $12.9 million in cash, of which $2.0 million is held in an escrow account as of September 30, 2006, and $0.1 million in direct acquisition costs. Of the amount held in escrow, $1.5 million is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingencies have not yet been resolved. This acquisition expanded our service across the state of Minnesota and into Western Wisconsin.

On January 27, 2006, we completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of a Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition, subject to adjustment, was $8.4 million, consisting of $8.2 million in cash and $0.2 million in direct acquisition costs. This acquisition established a distribution footprint for us across the state of Nevada and expanded our presence in Northern California.

On August 23, 2005, we completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of a Stock Purchase Agreement dated August 5, 2005. The purchase price was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The acquisition expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota.

The Samaritan Tire, Silver State and Wholesale Tire acquisitions were financed through borrowings under ATD’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Results of Operations

Quarter Ended September 30, 2006 for the Successor Compared to Quarter Ended October 1, 2005 for the Successor

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Successor Quarter Ended September 30, 2006	Successor Quarter Ended October 1, 2005	Period Over Period Change	Period Over Period Percentage Change	Successor Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	September 30, 2006	October 1, 2005
	(Unaudited)	(Unaudited)
Net sales	$414,142	$388,746	$25,396	6.5%	100.0%	100.0%
Cost of goods sold	342,392	320,031	(22,361)	(7.0)	82.7	82.3

Gross profit	71,750	68,715	3,035	4.4	17.3	17.7
Selling, general and administrative expenses	54,676	56,520	1,844	3.3	13.2	14.5
Impairment of intangible asset	2,640	—	(2,640)	(100.0)	0.6	—

Operating income	14,434	12,195	2,239	18.4	3.5	3.1
Other expense:
Interest expense	(15,039)	(13,443)	(1,596)	(11.9)	(3.6)	(3.5)
Other, net	(200)	(24)	(176)	(733.3)	(0.1)	—

Loss from operations before income taxes	(805)	(1,272)	467	36.7	(0.2)	(0.3)
Income tax benefit	(118)	(508)	(390)	(76.8)	—	(0.1)

Net loss	$(687)	$(764)	$77	10.1%	(0.2)%	(0.2)%

Net Sales

The increase in net sales in third quarter 2006 is attributable to an increase in tire unit sales of $8.6 million combined with a $7.8 million benefit from an increase in the average selling price of our tires. The increase in our average selling price per tire is principally due to a continuing trend of manufacturer price increases that we have passed along to our customers partially offset by selective promotions. The acquisitions of Wholesale Tire in August 2005, Silver State in January 2006 and Samaritan in July 2006 contributed an additional $12.3 million to the increase from 2005. A decline in equipment and supply sales of $1.4 million partially offset the increases noted above.

Gross Profit

The increase in gross profit in third quarter 2006 was primarily a result of acquisitions, which, in the aggregate, accounted for $2.0 million of the increase. Higher unit sales volumes accounted for an additional $1.0 million in gross profit for the quarter while favorable pricing pass-through and the benefit of volume purchases was offset by higher promotions and rebates.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to a reduction in sales-based and other incentive compensation ($2.2 million) and a reduction in amortization of prepaid management advisory fees that were paid in connection with the Acquisition ($1.4 million). These decreases were partially offset by the inclusion of acquired operations. The acquisition of Samaritan Tire accounted for approximately $0.6 million of the increase, the acquisition of Wholesale Tire accounted for approximately $0.8 million and the acquisition of Silver State accounted for approximately $0.4 million.

Impairment of Intangible Asset

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a tradename intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, we, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, we recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. No similar charges were recorded during third quarter 2005.

Interest Expense

The increase in interest expense for third quarter 2006 is primarily due to the effects of higher interest rates on our variable rate debt.

Benefit for Income Taxes

The Successor recognized an income tax benefit of $0.1 million in third quarter 2006 based on a pre-tax loss of $0.8 million. During third quarter 2005, the Successor recognized an income tax benefit of $0.5 million based on a pre-tax loss of $1.3 million. The effective tax rate in third quarter 2006 is approximately 15% compared to 40% in third quarter 2005. The decrease in the effective tax rate is due primarily to the increased effect of preferred stock dividends that are not deductible for income tax purposes, on lower pre-tax losses. The income tax benefit recorded for third quarter 2006 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

The decrease in net loss is due primarily to the increase in gross profit and the decrease in selling, general and administrative expenses, as discussed above, partially offset by the impairment of intangible asset charge in third quarter 2006 as well as an increase in interest expense.

Nine Months Ended September 30, 2006 for the Successor Compared to the Six Months Ended October 1, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor six months ended October 1, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, these are compared to the nine-month Successor period ended September 30, 2006. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Successor	Successor	Predecessor	Successor Successor Predecessor
	For the Nine Months Ended September 30, 2006	For the Six Months Ended October 1, 2005	For the Quarter Ended April 2, 2005	Results as a Percentage of Net Sales for Each Period
				September 30, 2006	October 1, 2005	April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,173,340	$788,934	$354,339	100.0%	100.0%	100.0%
Cost of goods sold	965,049	657,066	290,488	82.2	83.3	82.0

Gross profit	208,291	131,868	63,851	17.8	16.7	18.0
Selling, general and administrative expenses	168,746	111,918	52,653	14.4	14.2	14.9
Impairment of intangible asset	2,640	—	—	0.2	—	—
Transaction expenses	—	95	28,211	—	—	8.0

Operating income (loss)	36,905	19,855	(17,013)	3.1	2.5	(4.8)
Other expense:
Interest expense	(44,802)	(26,845)	(3,682)	(3.8)	(3.4)	(1.0)
Other, net	(116)	(70)	(252)	—	—	(0.1)

Loss from operations before income taxes	(8,013)	(7,060)	(20,947)	(0.7)	(0.9)	(5.9)
Income tax benefit	(2,595)	(2,823)	(6,620)	(0.2)	(0.4)	(1.9)

Net loss	$(5,418)	$(4,237)	$(14,327)	(0.5)%	(0.5)%	(4.0)%

Net Sales

Total net sales for the nine-month period of 2006 increased $30.0 million to $1,173.3 million from $1,143.3 million in the aggregate nine-month period of 2005. The increase is primarily attributable to higher average per unit selling prices of tire and wheels ($57.8 million) and the acquisition of Wholesale Tire, Silver State and Samaritan Tire (collectively contributing $25.1 million). The increase in average selling prices is primarily driven by manufacturer price increases that we have passed through to our customers related to rising raw materials costs partially offset by selective promotions. An industry-wide decline in unit sales, down 4% according to RMA data, impacted our tire unit sales, which are down $45.0 million from the same period in 2005. Equipment and supply sales are also down ($3.5 million) from the same period last year.

Gross Profit

Gross profit increased $12.6 million to $208.3 million for the nine-month period of 2006 from $195.7 million for the aggregate nine-month period of 2005. This increase is primarily due to non-recurring amortization of inventory step-up in the nine-month period of 2005 ($4.7 million) combined with favorable pricing, net of promotions and rebates ($1.6 million) and growth due to acquisitions ($3.9 million). Other items netted favorably to $2.4 million and primarily relate to a benefit from the sale of inventory purchased ahead of announced manufacturer price increases and volume purchase discounts offset by a reduction in unit sales, driven by an industry-wide decline.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine-month period of 2006 increased $4.1 million to $168.7 million from $164.6 million in the aggregate nine-month period of 2005. The acquisition of Samaritan Tire accounted for approximately $0.6 million of the $4.1 million increase, the acquisition of Wholesale Tire accounted for approximately $2.9 million and the acquisition of Silver State accounted for approximately $1.0 million, which does not include the increase in costs related to three of Silver State’s distribution centers that were consolidated into our existing facilities. Depreciation and amortization expense increased $4.9 million primarily due to a customer list intangible asset that was recorded in connection with the Acquisition and the revaluation of our property and equipment in connection with the Acquisition. In addition, higher fuel costs, a $1.3 million increase from 2005, are also continuing to have a negative impact on our delivery costs. These increases were partially offset by a reduction in employee related expenses of $1.1 million as a result of non-recurring incentive based compensation in first quarter 2005, a $4.5 million reduction of sales-based and other incentive compensation during the nine-month period of 2006 as well as a $1.3 million reduction in amortization of prepaid management advisory fees that were paid in connection with the Acquisition.

Impairment of Intangible Asset

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a tradename intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, we, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, we recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. No similar charges were recorded during the nine-month period of 2005.

Transaction Expenses

In connection with the Merger, we incurred $28.2 million of transaction expenses in first quarter 2005 that related to a change in control and bonus payments, stock option fair market value adjustments for accelerated vesting, and payment of ATD’s direct acquisition costs. These direct acquisition costs include investment banking, legal, accounting, and other fees for professional services incurred in connection with the Merger.

Interest Expense

Interest expense for the nine-month period of 2006 increased $14.3 million to $44.8 million from $30.5 million in the aggregate nine-month period of 2005. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $10.8 million of the increase. The remaining increase is primarily due to the effects of higher interest rates on our variable rate debt. Interest expense for the nine-month period of 2006 of $44.8 million exceeds cash payments for interest during the same period of $30.6 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock as well as interest accrued but not yet paid.

Benefit for Income Taxes

The Successor recognized an income tax benefit of $2.6 million in the nine-month period of 2006 based on a pre-tax loss of $8.0 million. During the six-month period of 2005, the Successor recognized an income tax benefit of $2.8 million based on a pre-tax loss of $7.1 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. The effective tax rate for the nine-month period of 2006 was approximately 32% for the Successor, approximately 40% in the six-month period of 2005 for the Successor and approximately 32% in first quarter 2005 for the Predecessor. The income tax benefit recorded for the nine-month period of 2006 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

Net loss for the nine-month period of 2006 decreased $13.2 million to $(5.4) million from $(18.6) million in the aggregate nine-month period of 2005. The decrease in net loss is due primarily to non-recurring transaction expenses incurred in connection with the Acquisition in first quarter 2005 partially offset by an increase in interest expense due to financing activity surrounding the Acquisition and higher interest rates on our variable rate debt.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the nine months ended September 30, 2006, there were no changes in our critical accounting policies.

Liquidity and Capital Resources

At September 30, 2006, our total debt, including capital leases, was $499.1 million compared to $545.2 million at December 31, 2005, a decrease of $46.1 million. The decrease is due in part to the federal income tax refund received in first quarter 2006 of $13.6 million, which was used to pay down our revolving credit facility. Total commitments by the lenders under our revolving credit facility were $300.0 million at September 30, 2006, of which $123.4 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the Borrowing Base computation, as defined in the agreement.

The following table summarizes the cash flows for the nine months ended September 30, 2006 and period from April 2, 2005 through October 1, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor (in thousands):

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005
Cash provided by (used in) operating activities	$77,667	$(29,495)	$9,871
Cash used in investing activities	(24,788)	(466,247)	(1,438)
Cash (used in) provided by financing activities	(54,357)	498,785	(8,264)

Net (decrease) increase in cash and cash equivalents	(1,478)	3,043	169
Cash and cash equivalents, beginning of period	5,545	3,503	3,334

Cash and cash equivalents, end of period	$4,067	$6,546	$3,503

Cash payments for interest	$30,563	$9,070	$3,944
Cash (receipts) payments for taxes, net	$(13,363)	$256	$247
Capital expenditures financed by debt	$2,360	$3,029	$1,338
Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—

Operating Activities

Cash provided by operating activities increased $97.3 million to $77.7 million in the nine-month period of 2006 compared to net cash used in operating activities of $(19.6) million in the aggregate nine-month period of 2005. The increase in cash provided by operating activities for the nine-month period of 2006 was primarily due to a decrease in our net working capital requirements and improvements in our profitability. These items, which caused an increase in cash provided by operating activities, were partially offset by higher interest payments. The increase in interest payments for the nine-month period of 2006 is a result of the financing activities surrounding the Acquisition. Net working capital at September 30, 2006 totaled $149.8 million compared to $201.8 million at December 31, 2005, a decrease of $52.0 million. Components of this decrease include a reduction in inventory, a reduction in other current assets, an increase in accounts payable, and a decrease in the income tax receivable due to the receipt of the federal income tax refund in first quarter 2006. These decreases were partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities decreased $442.9 million to $24.8 million in the nine-month period of 2006 compared to $467.7 million in the aggregate nine-month period of 2005. The decrease in cash used in investing activities for the nine-month period of 2006 was due primarily to the cash paid for the Acquisition in first quarter 2005 partially offset by cash paid for the acquisition of Silver State in first quarter 2006 and Samaritan Tire in third quarter 2006. Capital expenditures increased $0.8 million to $5.9 million in the nine-month period of 2006 compared to $5.1 million in the aggregate nine-month period of 2005. Capital expenditures during the nine-month period of 2006 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During the nine month-period of 2006, we also had capital expenditures financed by debt of $2.4 million relating to information technology upgrades compared to $4.4 million in the aggregate nine-month period of 2005.

Financing Activities

Net cash used in financing activities increased $544.9 million to $(54.4) million in the nine-month period of 2006 compared to net cash provided by financing activities of $490.5 million in the aggregate nine-month period of 2005. The increase in cash used in financing activities for the nine-month period of 2006 was primarily due to the inclusion of proceeds received in connection with the Acquisition, which reduced cash used in financing activities in the aggregate nine-month period of 2005.

Revolving Credit Facility

In connection with the Merger, on March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”). The borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of September 30, 2006, the outstanding Revolver balance was $139.6 million and $123.4 million was available for additional borrowings. In addition, the Company had certain letters of credit outstanding at September 30, 2006 in the aggregate amount of $9.2 million.

Borrowings under the Revolver bear interest at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of September 30, 2006) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of September 30, 2006). At September 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.1% compared to 6.2% at December 31, 2005. Beginning six months after closing, the applicable margin for the loans will vary based upon a performance based grid, as defined in the agreement.

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

restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of September 30, 2006, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

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

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period from April 2, 2005 through October 1, 2005	Quarter Ended April 2, 2005
Net cash provided by (used in) operating activities	$77,667	$(29,495)	$9,871
Changes in assets and liabilities	(58,559)	44,054	(12,972)
Benefit (provision) for deferred income taxes	4,842	3,199	(658)
Interest expense	44,802	26,845	3,682
Benefit for income taxes	(2,595)	(2,823)	(6,620)
Recovery of (provision for) doubtful account	473	(510)	(279)
Amortization of other assets	(4,080)	(2,737)	(232)
Stock-based compensation expense	—	—	(8,584)
Transaction expenses	—	95	28,211
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(4,666)	(2,836)	—
Other	1,685	3,228	1,446

Indenture EBITDA	$59,569	$39,020	$13,865

Total Indenture EBITDA for the nine-month period of 2006 increased $6.7 million to $59.6 million compared to $52.9 million in the aggregate nine-month period of 2005. The increase in Indenture EBITDA is primarily due to the increase in sales and improvements in our gross profit margins as discussed above partially offset by an increase in selling, general and administrative expenses.

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

Income Taxes

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s condensed consolidated balance sheet as of September 30, 2006 reflects a net non-current deferred tax liability of $83.6 million. Included in this amount is an acquired non-current deferred tax asset of approximately $2.5 million, which represents the anticipated tax benefits that we expect to achieve in future years from such deductions. In addition, as part of the Merger, we recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal and state income tax purposes. We received the associated federal income tax refund amount during the first quarter of 2006. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation, less existing tax deductible intangibles, assuming an effective tax rate of 38.4%.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No.158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The initial disclosure requirement of SFAS No. 158 is effective for us for our fiscal year ending December 30, 2006. The recognition requirement of a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) under SFAS No. 158 is effective for us for our fiscal year ending December 27, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet completed our assessment of the impact this Interpretation will have on our consolidated financial position or results of operations.

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

For the period ended September 30, 2006, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “New Swap”) to manage exposure to fluctuations in interest rates. The New Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the New Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 30, 2006, the New Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This New Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the New Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the New Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the New Swap was an asset of $0.7 million at September 30, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the New Swap was a liability of $0.2 million and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In October 2006, we settled a long-standing dispute related to the sale of parts from a prior acquisition. As part of this settlement, we paid $0.5 million, which is included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations included in Item 1 of this report for the quarter and nine months ended September 30, 2006.

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

Date: November 14, 2006

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)