Form 10-K
period 2006-12-30
American Tire Distributors Holdings, Inc.
filed 2007-03-30
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Number of common shares outstanding at March 15, 2007: 999,527

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

We are the largest distributor of tires to the replacement tire market in the United States, according to Modern Tire Dealer magazine, and provide a critical link between tire manufacturers and the highly fragmented retail tire sales channel. Through our 74 distribution centers, we offer approximately 53,000 stock keeping units, or SKUs, to our approximately 38,000 customers, generally on a same or next day basis. As a result, our customers utilize our broad product offering to offer a comprehensive product lineup that they would be unable to otherwise provide on a stand-alone basis due to working capital, logistics and warehouse constraints. We believe our position as the leading intermediary between tire manufacturers and a very fragmented customer base makes us an important distribution partner to the tire manufacturers. Our industry leading market share increased from an estimated 1.7% in 1995 to over 6.0% in 2006 as a result of organic growth and targeted acquisitions. We believe that our size and broad geographic footprint give us a substantial scale advantage over our competitors, all of whom are regionally focused.

We believe we have the broadest product offering in our industry, supplying our customers with the top 10 leading passenger tire brands. We carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. In addition to flag brands, we also sell associate and private label brand tires, custom wheels and accessories and related service equipment. We believe our large, diverse product offering allows us to better penetrate markets by being able to provide a wide spectrum of products at multiple price points.

We serve a highly diversified customer base. Our core customers generate over 77.0% of our net sales. In addition to our extensive inventory and same or next day distribution capabilities, we provide our customers with sales and product support services, including a sophisticated ordering and logistics system, to maximize their ability to sell tires, custom wheels and accessories. These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position for us within the industry.

We were founded in North Carolina as The J.H. Heafner Company, Inc. in 1935. In 1999, we reincorporated in Delaware and changed our name to Heafner Tire Group, Inc. In 2001, we divested our retail operations in order to concentrate on our core wholesale tire distribution business and in 2002, we changed our name to American Tire Distributors, Inc. The new name was part of our transition from a collection of companies joined through acquisition, into a single unified company.

Recent Developments

During fiscal 2006 we completed and integrated two acquisitions that extended our distribution network and increased our scale.

•

On July 28, 2006, we acquired Samaritan Wholesale Tire Company (“Samaritan Tire”), a tire distributor representing approximately $23 million in annual net sales. The acquisition of Samaritan Tire expanded our operations across the state of Minnesota and into Western Wisconsin.

•

On January 27, 2006, we acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”), a tire distributor representing approximately $27 million in annual net sales. The acquisition of Silver State established a distribution footprint for us across the state of Nevada.

Industry Overview

The U.S. replacement tire market had annual retail sales of approximately $27.2 billion in 2006. Of that amount, passenger car and light truck tires accounted for approximately 60.7% and 15.5% of sales, respectively. Medium truck tires and farm, specialty and other types of tires accounted for approximately 20.6% and 3.2% of sales, respectively. Pricing among all replacement passenger tires was up 6.6% in 2006, substantially related to multiple price increases by the tire manufacturers.

The U.S. replacement tire market has experienced stable historical growth. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 185.4 million tires in 1995 to 234.1 million tires in 2006, for a compounded annual growth rate of 1.9%. During that period, annual retail tire sales declined only twice, in 2001 when shipments decreased by 4.9% and in 2006 when shipments decreased by 3.3%. We believe the decline in 2001 was primarily due to a tire recall by Firestone in 2000, where the manufacturer replaced customer tires earlier than customers would have otherwise required. We believe the weakened demand in 2006 was due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which are contributing to the deferral of tire purchases. We believe the stable historical market growth in the replacement tire market is due to the:

•	increase in both the number and average age of passenger cars and light trucks;

•	rise in the number of miles driven per vehicle;

•	expansion of replacement tire SKUs;

•	growth of high performance and larger diameter tires; and

•	shortening of tire replacement cycles.

The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires sold under recognized brands; associate brands, which are primarily lower priced tires; and private label brands, which are manufactured exclusively for and marketed by independent tire wholesale distributors and/or retailers. The market share of flag brand tires in the replacement tire market is approximately 78.5% in 2006.

In the United States, consumers purchase replacement tires from several principal sources, including independent tire outlets, manufacturer owned retail stores, automotive dealerships, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores such as Pep Boys and wholesale clubs and discounters such as Costco and Sam’s Club. Independent tire outlets, our largest customer base, include small local tire stores as well as regional and national chains such as Tire Kingdom and Discount Tire. Independent tire outlets are the largest suppliers of new replacement passenger car tires in the United States, accounting for approximately 59.5% of retail sales of domestic replacement passenger car tires in 2006, up from 54.0% in 1990.

Independent tire outlets obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like us, and dealer owned warehouses. Other sources include discount or price clubs and other tire outlet chains. We believe that, in recent years, certain tire manufacturers have reduced the extent to which they supply small independent tire outlets directly due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supply to independent wholesale distributors who are able to deliver tires to a large number of independent tire outlets with greater efficiency. We believe that there are approximately 41,000 tire outlets that are being served either directly by manufacturers or by the approximately 200 wholesale distributors, most of which sell products from only a limited number of manufacturers and are focused on smaller geographic markets.

Competitive Strengths

We believe our key competitive strengths include:

Leading Market Position. We are the leading replacement tire distributor in the United States with an estimated national market share of greater than 6.0%. We believe that the key benefits of our scale include: an ability to efficiently carry an extensive inventory; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with the fact that we, unlike our principal competitors, do not own retail businesses that compete with our customers, enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

Extensive Distribution Network. We have the largest independent aftermarket tire distribution network in the industry with 74 distribution facilities and over 700 delivery vehicles serving 36 states. Utilizing our sophisticated inventory management and logistics technology, we believe we deliver 88.0% of our orders on a same or next day basis. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

Broad Product Offering. We believe we offer the most comprehensive selection of tires in the industry, with timely access to approximately 53,000 SKUs. We supply the top ten leading passenger tire brands and we carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. We also offer a number of high quality, private label product lines. In addition to branded and private label tires, we also sell associate brand tires, custom wheels and accessories and related service equipment. We believe that our broad product offering has been a significant factor in attracting and retaining many of our customers.

Diversified Customer Base. We sell our products to approximately 38,000 customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets. In 2006, no single customer accounted for more than 1.2% of our net sales while our top 10 customers accounted for less than 6.5% of our net sales.

Superior and Distinctive Technology. We have invested in sophisticated ordering and logistics technology that provides order processing, warehousing and fulfillment functions, which we believe to be the most efficient in the industry. Our ATDOnline system, previously named Heafnet, introduced in 1996, offers customers instant online access to our inventory, allowing dealers to check the price and availability of products and place orders on a 24/7 basis. Approximately 51.8% of our tire and wheel orders in 2006 were placed online using ATDOnline, up from 45.8% in 2005. We have also invested in our logistics technology, including routing and global positioning software systems, to capture additional distribution efficiencies.

Strong Working Capital Management and Low Capital Expenditures. We are able to generate cash flows while maintaining sizeable inventory as our inventory controls and vendor relationships enable us to closely monitor and effectively manage our working capital. Furthermore, our scalable operating platform has allowed us to increase sales volume without significant incremental costs or capital expenditures. During the period from 2001 to 2006, our annual maintenance capital expenditures have averaged between $2.0 million to $3.0 million. In addition, our bad debt write-offs have historically been less than 0.1% of sales due to strong credit and collection procedures.

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

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

Leverage Our Existing Infrastructure to Expand into Underserved Customer Markets. Our distribution infrastructure provides considerable operating leverage because the cost of adding additional customers that can be served by an existing distribution center, through the addition of truck routes or stops, is low. For example, we successfully rolled out a program with General Motors (“GM”) which continues to expand and we believe will continue to grow into fiscal 2007. These GM dealerships can be serviced by our existing distribution centers and are not currently expected to require any additional truck routes. In addition to our GM program, we are working with other car dealerships to develop and implement similar tire replacement programs that we believe will provide stable revenue growth during fiscal 2007 and beyond. Also, we plan to continue increasing our fill-in business at national and regional chains and tire manufacturer owned stores. Our technology platform is scalable to accommodate additional distribution centers as necessary to expand efficiently into a new region.

Focus on Higher Profit Products. We plan to continue to focus on increasing the mix of high and ultra high performance tires in our product line and on shifting customers from private and associate brands to flag brands, which provide us with a higher profit per tire. The shift to larger rim diameter products also enhances our profit per tire. We are also working closely with independent tire retailers, automobile dealers and specialty shops to increase our sales of high margin custom wheels and tire service equipment, tools and supplies.

Capitalize on Profit Enhancement Opportunities. We remain committed to managing our cost structure to increase profitability. As we have expanded our market presence, we have been able to effectively leverage our highly scalable distribution infrastructure to achieve higher revenue growth and increased profit. For example, our utilization of logistics technology, including our GPS applications, has improved distribution efficiency and profitability. We are currently in the process of further enhancing our pricing discipline and expense monitoring through a strategic segmentation of our customer base. This initiative provides incentives for smaller customers to provide us with a larger share of their business and focuses our sales efforts on larger, more profitable customers.

Selectively Pursue Acquisitions. We believe we are well suited, due to liquidity resources that we have available, to capitalize on opportunities to acquire smaller companies with key customer relationships. Our acquisition strategy consists of increasing our share in existing markets, adding distribution centers in new or complementary regions and utilizing our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets provide an opportunity for significant cost savings. Over the past three years, we have successfully acquired and integrated five businesses representing approximately $233 million in annual net sales. We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We sell a broad selection of flag, associate and private label tires, as well as custom wheels and accessories and related service equipment. Tire sales accounted for approximately 87.2%, 86.8% and 85.8% of total aggregate net sales in fiscal years 2006, 2005, and 2004, respectively.

Tires

Sales of passenger car and light truck tires accounted for approximately 74.0% of our total aggregate net sales in fiscal 2006. The remainder of our tire sales were for medium trucks, farm vehicles and other specialty tires.

Flag brands. Our flag brands have high consumer recognition and generate higher per tire profit than associate or private label brands. We carry the flag brands from all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. As a part of our flag brand portfolio, we also carry high and ultra high performance tires, including such brands as Kumho, Nitto and Pirelli.

We believe that our ability to effectively distribute a wide variety of SKUs for our flag brands is key to our success. The overall replacement tire market is highly fragmented and, according to Modern Tire Dealer magazine, the top ten passenger car tire brands account for approximately 60.5% of total replacement units. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one half of all new passenger car and light truck owners replace their tires with the same brand. As a result, in order to be competitive, tire dealers, and particularly independent tire outlets, must be able to access a broad range of inventory quickly. Our customers can use our wide product offering to sell a comprehensive product lineup that they would be unable to provide on a stand-alone basis due to working capital constraints and limited warehouse capacity.

Our ultra high performance tires are our highest profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for dealers to efficiently stock. High and ultra high performance tires have shown significant growth as compared to the overall market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory increased industry wide by 4.4% from 2005 to 2006.

Associate brands. Associate brands are primarily lower priced tires, manufactured by well-known manufacturers. Our associate brands include Dayton, Republic, Mastercraft and Gillette. These products allow us to offer tires in a wider price range. In addition, associate brands are attractive to our dealers because they may count towards the various incentive programs offered by manufacturers.

Private label brands. Private label brands are lower priced tires made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and/or retailers. Our private labels allow us to sell alternatively branded tires to locally competitive dealers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 200 different styles of wheels in 26 different brands, along with installation and service accessories, resulting in over 9,000 total SKUs. Of these 26 brands, five are proprietary; ICW Racing, Pacer, Drifz, Cruiser Alloys and OE Performance. An additional seven are exclusive to us; CX, Maas, Zora, Gear, Mossa, Martin Brother and Panther. Nationally available flag brands compliment our offering with such brands as Cragar, Ultra, Lexani, Micky Thompson, Konig and BBS. In addition to being a relatively high margin product, custom wheels are complimentary to our tire products. Many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Sourcing of this product is worldwide through a number of manufacturers. Our net sales of custom wheels in fiscal 2006 were $110.1 million or approximately 7.0% of net sales.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. This equipment includes wheel alignment, tire changer and automotive lift machinery. These products broaden our portfolio and leverage our customer relationships. The manufacturers we represent are the leaders and best in class for the industry, and include Hunter Engineering, Hennessey Industries, Inc. (a division of the Danaher Corporation), Challenger, Champion, and Shure. Our net sales of equipment and tools, supplies and other items in 2006 were $53.8 million and $38.8 million, respectively for a combined total of 5.8% of net sales.

Distribution System

We have designed our distribution system to deliver products from a wide variety of vendors to our highly fragmented customer base. We believe that as tire manufacturers have reduced the number of direct customers they serve, we have become a more critical link between those two groups.

We utilize a sophisticated inventory and delivery system to distribute most of our products to our customers on a same or next day basis. In most of our 74 distribution facilities, we have sophisticated bin locator systems, material handling equipment and routing software that tie customer orders, inventory and delivery routes in a seamless manner. We believe this system, which is integrated with our ATDOnline ordering system, gives us a competitive advantage by allowing us to ship customer orders quickly while reducing labor costs. Our logistics and routing technology uses UPS software packages and GPS systems to optimize route design and delivery capacity. Coupled with our fleet of over 700 delivery vehicles, this technology enables us to make multiple daily or weekly shipments to customers, as necessary. With this distribution infrastructure, we believe we fulfill approximately 88.0% of our customers’ orders on a same or next day basis.

Approximately 80.0% of our products are shipped directly by tire manufacturers to our distribution centers. The remaining 20.0% of our products are shipped by suppliers to our mixing centers in Maiden, North Carolina, Lincoln, Nebraska and Fresno, California. These mixing centers allow us to warehouse slower moving and foreign manufactured products, which are forwarded to our distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We market our products and services through a number of methods, including online initiatives and specialized sales teams. We have structured our sales organization to best service our existing customers and develop new prospective customers. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided. Additionally, we have established a segmented pricing system that allows us to effectively manage pricing across our customer base.

Sales Force

Our tire sales force consists of sales personnel located at each distribution center and an administrative group located at our field support center in Huntersville, North Carolina. The sales personnel located at each distribution center consist of outside and inside sales people as well as customer service representatives. This sales team focuses on local independent dealer customers. The outside sales people visit their targeted customers to advance our business, while the inside sales people remain on site, making client contact by telephone to advance specific products or programs. The customer service representatives take orders from tire dealers. The administrative tire sales organization handles national accounts, including automobile dealerships, to maximize the benefits of a centralized sales organization. This administrative tire sales organization also includes brand managers that coordinate the major tire manufacturers’ programs with our distribution center’s sales force. We have also established a call center to handle calls at peak times of the day to minimize customer wait time.

Our custom wheel sales group has sales and technical support personnel in the field and performance specialists in each region. The sales force’s responsibilities include cultivating new prospective wheel customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding style and fitment. We have also established dedicated equipment, tools and supplies sales force that works with the administrative tire sales force specifically to sell related service equipment, tools and supplies.

ATDOnline and Envizio

ATDOnline provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. The orders are automatically processed and printed in the appropriate distribution center within minutes of entry. ATDOnline allows customers to track their account balances and participation levels in supplier incentive programs. We are enhancing its capability so that users can also track expected deliveries. As this system represents a more efficient method of order entry and information access, we have encouraged our customers to use this system. In 2006, approximately 51.8% of our tire and wheel orders were placed online using ATDOnline, up from 45.8% in 2005.

In addition to providing customer service around our suppliers’ incentive programs, we offer ATDOnline Rewards for ATDOnline users. Dealers earn reward points each time an order is placed online with us. Reward points can be redeemed for airline tickets, gifts, vacation packages and other awards, depending on the point value of the prize chosen.

Envizio is a newly introduced web-based tool that was initially designed to replace Wheel Wizard as the custom wheel marketing and technical resource for our customers. Envizio utilizes mathematic models that enable users to properly select and display a wide variety of wheel products on the car of their choice in photographic quality images. We believe the combination of the Envizio website and kiosks in dealer stores provides our customers a unique and easy-to-use tool for selling wheels and, ultimately, other products.

Manufacturer Programs

Individual manufacturers offer a variety of programs for dealers that sell their products, such as Michelin’s Alliance, Goodyear’s Express, Continental’s Gold, Kumho’s Fuel, and Bridgestone’s TireStarz. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we manage these programs for the manufacturers and enhance these programs through dedicated staff to assist dealers in managing their participation. We believe these enhancements, combined with our customer service, provide significant value to our customers.

In 2000, we introduced AutoEdge, a proprietary marketing program through which dealers can offer consumers the convenience of nationwide tire and service warranties (through third party warranty providers) and a nationally accepted third party credit card.

In 2004, as a result of our acquisition of Target Tire, Inc. (“Target Tire”), we acquired membership in the American Car Care organization for several areas we serve which further expanded in 2005 with our acquisition of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This organization operates programs similar to AutoEdge throughout much of the country.

In 2006, we introduced ATD ServiceBay, which provides a comprehensive suite of benefits for our dealers including nationwide tire and service warranties (through third party warranty providers), a nationally accepted, third party credit card and training and marketing programs to provide our dealers with the support and service that is critical to succeed in today’s increasingly competitive marketplace.

Customers

We distribute tires and related automotive products principally to independent tire outlets. Our other customers include national and regional retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. In 2006, our operations served approximately 38,000 customers each month in 36 states. Our customers are principally located in the mid-Atlantic and Southern states as well as California and Arizona. Our largest customer and its subsidiaries accounted for less than 1.2%, and our top ten customers accounted for less than 6.5%, of net sales.

Car dealerships are focused on growing their service business in an effort to expand profitability and we believe they view having replacement tire capabilities as an important service element. According to Modern

Tire Dealer magazine, car dealers account for 4.0% of all replacement tire sales, up from 3.5% in 2005. During 2005 and into 2006 we successfully rolled out programs with several car manufacturers which continue to expand. We are currently in discussions with other car manufacturers to implement similar programs with them and their network of dealerships.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. Our supply arrangements with our major suppliers are generally oral or written arrangements, which are renegotiated annually. Although we can make no assurance that these arrangements will be renewed, or renewed on favorable terms, we have conducted business with our major tire suppliers for many years and we believe that we have good relationships with all of our major suppliers. We purchased approximately 46.0% of our tire products in 2006 from three tire suppliers and we do not have long term supply agreements with these vendors for purchases of the vendor’s branded products. Our operating results could be adversely affected if we were unable to purchase tires from these three suppliers.

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

Competition

The industry in which we operate is highly competitive and fragmented. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores, as well as through shipments to independent wholesale distributors like us. There are approximately 200 independent wholesale distributors in the United States. We compete with a number of tire distributors on a regional basis. Our main competitors include: TCI Tire Centers, TBC Wholesale and Am-Pac Tire, some of whom have retail operations which compete with their distribution customers. We also face some competition from mail order and smaller regional companies.

We believe that the principal competitive factors in our business are reputation, breadth of product offering, delivery frequency, price and service. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag and private label branded products, our competitive prices and our ability to provide quality services in a timely manner.

Information Systems

Our legacy computer system consists of programs developed in-house by our programming staff. The main functions of this system include order entry, invoicing, inventory control, accounts receivable and warehouse management. We are currently implementing the latter stages of a four-year program conversion to Oracle in order to accommodate our integrated operations and increased volume of business. We have already implemented the general ledger as well as accounts payable, procurement and inventory functions on Oracle. We expect to complete the conversion to Oracle in 2008. If this transition is not successful, our business and operations could be disrupted and our operating results could be harmed. For more information, see Item 1A, “Risk Factors.”

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

•	DYNATRAC® tires;

•	WYNSTAR® tires;

•	Cruiser Wire® custom wheels;

•	DRIFZ® custom wheels;

•	ICW® custom wheels;

•	PACER® custom wheels; and

•	MAGNUM® automotive lifts.

Our other trademarks include:

•	American Tire Distributors®;

•	ATDOnline®;

•	ATD ServiceBay ®; and

•	WHEEL WIZARD®.

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

Employees

As of March 15, 2007, our operations employed approximately 2,100 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Available Information

In accordance with the requirements of the Securities and Exchange Act of 1934, we file reports and other information with the Securities and Exchange Commission (“SEC”). You may read and, for a fee, copy any document that we file with the SEC at the public reference room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at www.sec.gov.

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

There are a limited number of tire manufacturers worldwide and, accordingly, we rely on a limited number of tire manufacturers for our products, including flag and associate brands as well as our private label brands. Our business depends on developing and maintaining productive relationships with these vendors. In particular, we rely on Michelin and Bridgestone/Firestone, our top two suppliers, who supplied 23.6% and 12.1%, respectively, of the tires we purchased in 2006. Although in most cases we have long term relationships with these manufacturers, our contracts are short term in nature, and there can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. In addition, our growth strategy depends on our ability to make selective acquisitions. Our vendors may not be willing to supply the companies we acquire, which could have a material adverse effect on our business. Furthermore, in the event that any of our vendors were to experience financial, operational, production, supply, labor or quality assurance difficulties that resulted in a reduction or interruption in our supply, or if they otherwise failed to meet our manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our vendors may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to vendors refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us. Finally, although the majority of tires manufactured by the major tire manufacturers are sold to the replacement tire market, the manufacturers pay disproportionate attention to automobile companies that purchase tires for use as original equipment on vehicles sold to consumers. Increased demand from the automobile companies could also result in cost increases and time delays in deliveries from manufacturers to us, any of which could have a material adverse effect on us.

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

The automotive replacement tire industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products which could decrease our net sales and operating margins. Also, absent general economic changes, fluctuations in interest rates and fuel prices could impact consumer spending, which could decrease our net sales and operating margins.

A downturn in the economy may delay or reduce consumer purchases of our products and services or lead consumers to purchase more associate or private label brands and reduce spending on higher margin products, which could adversely affect our revenues, cash flow and profits. Sales in our industry declined in 2006 due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs. Sales in our industry declined in 2001 due in part to the recession as well as the effect of the Firestone recall in 2000, and sales in our industry have declined on an annual basis in prior recessions. A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on replacement tires, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased over time, should a reduction in the number of automobiles driven by automobile owners or a reduction in new car purchases occur, it would adversely affect the demand for our products.

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

We are currently in the latter stages of a four-year conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as a portion of the accounts payable and inventory functions to Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. Even if the integration is completed on time, the new system may not operate as we expect it to. In addition, we may have to expend significant resources to find an alternative source for performing these functions and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

As part of our business strategy, we have expanded, and intend to further expand, our operations through selective acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance a desirable acquisition or to pay as much as our competitors because of our leveraged financial condition, restrictions under the instruments governing our debt or general economic conditions.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. While our most recent acquisitions have been successfully integrated to-date, we can not be assured that will be the case with all acquisitions in the future.

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

We are currently highly leveraged. As of December 30, 2006, our debt (including capital leases) was $521.0 million. In addition, as of December 30, 2006 ATD was able to borrow up to an additional $122.9 million under its credit facility, subject to customary borrowing conditions. Our high amount of debt could have important consequences, including:

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

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt.

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

Certain amounts of our borrowings, primarily borrowings under ATD’s credit facility and our Senior Floating Rate Notes, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. This would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into interest rate swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. At December 30, 2006, we had $295.0 million outstanding under ATD’s credit facility and our Senior Floating Rate Notes, of which $210.0 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes.

Our business strategy relies increasingly upon online commerce and we may not be able to adapt to rapid technological change.

Customers’ access to our website directly affects the volume of orders we fulfill and thus affects our revenues. Approximately 51.8% of our tire and wheel orders in 2006 were placed online using ATDOnline, up from 45.8% in 2005. We expect our internet generated business to continue to grow as a percentage of overall sales. Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies, all of which could render our existing website and proprietary technology obsolete. To succeed, we must continually enhance website responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a cost effective and timely basis. If we do not adapt quickly enough to changing customer requirements and industry standards, there could be a decline in online orders and a decrease in net sales.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, or PCAOB, are creating uncertainty for public companies and other companies subject to the federal securities laws, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal control over financial reporting to allow management to assess and report on our internal control over financial reporting, which we are required to comply with in our annual report which we will file in 2008 for our 2007 fiscal year. Furthermore, the SEC Advisory on Smaller Public Companies continues to evaluate the requirements of Section 404 of the Sarbanes-Oxley Act for non-accelerated filers, including debt only issuers, and acknowledges some relief is needed. In the absence of further rulemaking, however, we will continue performing the system and process evaluation and testing (and any necessary remediation) required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 by the applicable deadlines, we cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the PCAOB. Any such action could adversely affect our financial results or investors’ confidence in our company and could cause the price of our securities to fall. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the financial information in a timely and reliable manner.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. All of our properties are considered to be adequate to meet current operating requirements. As of December 30, 2006, we had a total of 74 warehouse distribution centers located in 27 states, aggregating approximately 5.9 million square feet. Of these centers, two are owned and the remainder are leased.

We also lease our principal executive office, located in Huntersville, North Carolina. This lease will expire in 2010.

Several of our leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease or increase rent upon a change in control of the lessee. Based primarily upon our belief that (i) we maintain good relations with the substantial majority of our landlords, (ii) most of our leases are at market rates and (iii) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not have a material adverse effect on our business or financial position.

Item 3.	Legal Proceedings.

We are involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of our business. Although no assurances can be given, we do not expect that any of these matters will have a material adverse effect on our business or financial condition. We are also involved in various litigation proceedings incidental to the ordinary course of our business. We believe, based on consultation with legal counsel, that none of these will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

As of March 15, 2007, there were 38 holders of record of our common stock. There is no public trading market for our common stock.

As of December 30, 2006, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future. In addition, ATD’s revolving credit facility contains certain covenants, which among other things, restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data.

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. The Predecessor’s data was restated for the presentation of Winston Tire Company (“Winston”), its retail segment that was sold in May 2001, as a discontinued operation. Selected historical financial data as of the end of and for the fiscal years 2002 through 2004 is derived from the Predecessor’s consolidated financial statements as of and for those years. Both the Predecessor and Successor’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks. The 2003 fiscal year (ended December 27, 2003) and the 2002 fiscal year (ended December 28, 2002) contain operating results for 52 weeks. Selected historical financial data for the fiscal quarter ended April 2, 2005 is derived from the Predecessor’s consolidated financial statements as of and for that period. Selected historical financial data for the period of April 2, 2005 through December 31, 2005 and for fiscal year 2006 is derived from the Successor company and reflects the Acquisition and related transactions. The fiscal quarter ended April 2, 2005 contains operating results for 13 weeks, the period of April 2, 2005 through December 31, 2005 contains operating results for 39 weeks and the 2006 fiscal year (ended December 30, 2006) contains operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 in this report.

	Predecessor				Successor
	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2004 (3)	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005 (2)	Fiscal Year 2006 (1)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,062,015	$1,114,410	$1,282,069	$354,339	$1,150,944	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	868,750	910,905	1,043,793	290,488	939,325	1,293,594

Gross profit	193,265	203,505	238,276	63,851	211,619	284,379
Selling, general and administrative expense	161,914	162,351	183,235	52,653	172,605	227,399
Impairment of intangible asset	—	—	—	—	—	2,640
Transaction expenses	—	—	—	28,211	95	—

Operating income (loss)	31,351	41,154	55,041	(17,013)	38,919	54,340
Other income (expense)
Interest expense	(18,705)	(14,071)	(13,371)	(3,682)	(41,359)	(60,065)
Gain on repurchase of Series D Senior Notes	49,759	—	—	—	—	—
Other, net	288	93	(393)	(252)	111	(364)

Income (loss) from operations before income taxes	62,693	27,176	41,277	(20,947)	(2,329)	(6,089)
Income tax provision (benefit)	24,783	11,089	16,236	(6,620)	(728)	(1,482)

Income (loss) from continuing operations	37,910	16,087	25,041	(14,327)	(1,601)	(4,607)
Loss from discontinued operations, net of income tax benefit	(483)	(82)	—	—	—	—

Net income (loss)	$37,427	$16,005	$25,041	$(14,327)	$(1,601)	$(4,607)

	Predecessor							Successor
	Fiscal Year 2002		Fiscal Year 2003		Fiscal Year 2004 (3)		Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005 (2)	Fiscal Year 2006 (1)
	(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$15,265		$17,657		$25,709		$9,871	$(34,654)	$66,586
Investing activities	13,413		(1,929)		(63,302)		(1,438)	(468,815)	(28,527)
Financing activities	(30,116)		(15,095)		37,601		(8,264)	505,511	(40,004)
Depreciation and amortization	8,610		6,957		6,781		1,738	16,409	25,071
Capital expenditures (4)	2,059		2,491		4,379		1,574	6,086	9,845
Indenture EBITDA (5)	40,327		48,491		64,194		13,865	64,964	83,658
Ratio of earnings to fixed charges (6)	3.3	x	2.2	x	2.9	x	—	—	—
Balance Sheet Data:
Cash and cash equivalents	$2,693		$3,326		$3,334			$5,545	$3,600
Working capital (7)	83,073		98,997		133,720			201,820	172,627
Total assets	406,413		413,970		549,243			1,120,118	1,123,506
Total debt (8)	196,400		182,716		233,919			545,245	521,007
Total redeemable preferred stock	11,035		10,535		9,535			18,559	19,822
Total shareholders’ equity	16,489		32,494		57,765			220,806	216,758

(1)	In January 2006, we acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) and in July 2006, we acquired Samaritan Wholesale Tire Company (‘Samaritan Tire”). Each transaction was accounted for using the purchase method of accounting.
(2)	In August 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This transaction was accounted for using the purchase method of accounting.
(3)	In July 2004, ATD acquired Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and in September 2004, ATD acquired Target Tire, Inc. (“Target Tire”). Each transaction was accounted for using the purchase method of accounting.
(4)	Excludes capital expenditures financed by debt.
(5)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA.

	Predecessor				Successor
	Fiscal Year			Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006
	2002	2003	2004
	(dollars in thousands)
Net cash provided by (used in) operating activities	$15,265	$17,657	$25,709	$9,871	$(34,654)	$66,586
Changes in assets and liabilities	7,560	14,604	9,225	(12,972)	61,985	(35,646)
(Provision) benefit for deferred income taxes	(22,570)	(6,915)	(1,847)	(658)	2,413	1,970
Interest expense	18,705	14,071	13,371	3,682	41,359	60,065
Income tax provision (benefit)	24,783	11,089	16,236	(6,620)	(728)	(1,482)
Provision for doubtful accounts	(2,036)	(907)	(320)	(279)	(1,091)	325
Amortization of other assets	(1,221)	(1,208)	(1,156)	(232)	(4,091)	(5,443)
Stock-based compensation expense	—	—	—	(8,584)	—	—
Transaction expenses	—	—	—	28,211	95	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	—	—	—	—	(4,331)	(6,347)
Post-retirement benefit plan termination	—	—	—	—	—	1,933
Other	(159)	100	2,976	1,446	4,007	1,697

Indenture EBITDA	$40,327	$48,491	$64,194	$13,865	$64,964	$83,658

Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. A reduction of the liquidation value of $0.9 million was included in Indenture EBITDA in fiscal 2006 and we believe that there will be future reductions in such liquidation value which, if achieved, will be included in Indenture EBITDA in those future periods up to a maximum of $0.7 million through January 2008, although no assurances can be given as to the amount or timing of such reductions, if any. Accordingly, we believe the amount of this benefit is meaningful to understand the results for the 2005 period.

(6)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the twelve months ended December 30, 2006, nine months ended December 31, 2005 and quarter ended April 2, 2005, earnings were insufficient to cover fixed charges by approximately $6.1 million, $2.3 million and $20.9 million, respectively.
(7)	Working capital is defined as current assets less current liabilities.
(8)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2006 fiscal year (ended December 30, 2006) and the aggregate twelve-month period ended December 31, 2005 contain operating results for 52 weeks. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $27.2 billion industry in 2006 according to Modern Tire Dealer magazine. The U.S. replacement market is stable and has grown approximately 2% to 3% annually over the past ten years, through 2005. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while price increases resulting from rising raw materials costs, which are passed from the manufacturer to us and ultimately to the end customer, have provided for overall growth in this market, unit replacement tire demand has softened in 2006, down 3.3% from 2005, as provided by the Rubber Manufacturer’s Association (“RMA”). We believe the weakened demand is due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which are contributing to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 4.4% from 2005 to 2006. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to benefit from this increased demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 74.0% of our total net sales in 2006. The remainder of net sales is derived from other tire sales (13.2%), custom wheels (7.0%), automotive service equipment (3.4%), and other products (2.4%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we and the Predecessor have successfully acquired and integrated five businesses representing approximately $233.0 million in annual net sales. The acquisition of Samaritan Tire (as defined below) expanded our service across the state of Minnesota and into Western Wisconsin. The acquisition of Silver State (as defined below) established our distribution footprint across the state of Nevada. The acquisition of Wholesale Tire (as defined below) expanded our operations into Utah, Idaho, and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profits.

On July 28, 2006, we completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of July 28, 2006. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $12.6 million, consisting of $12.5 million in cash and $0.1 million in direct acquisition costs. This acquisition expanded our service across the state of Minnesota and into Western Wisconsin.

On January 27, 2006, we completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of a Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition was $8.4 million, consisting of $8.2 million in cash and $0.2 million in direct acquisition costs. This acquisition established a distribution footprint for us across the state of Nevada.

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

Results of Operations

Year Ended December 30, 2006 for the Successor Compared to Nine Months Ended December 31, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor nine-month period ended December 31, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, the results of operations for the Successor year ended December 30, 2006 are compared to the combined results of operations for the Predecessor quarter ended April 2, 2005 and Successor nine-month period ended December 31, 2005. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	For the Quarter Ended	For the Nine Months Ended	Fiscal Year Ended	Results as a Percentage of Net Sales for Each Period Ended
	April 2, 2005	December 31, 2005	December 30, 2006	April 2, 2005	December 31, 2005	December 30, 2006
Net sales	$354,339	$1,150,944	$1,577,973	100.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	290,488	939,325	1,293,594	82.0	81.6	82.0

Gross profit	63,851	211,619	284,379	18.0	18.4	18.0
Selling, general and administrative expenses	52,653	172,605	227,399	14.8	15.0	14.4
Impairment of intangible asset	—	—	2,640			0.2
Transaction expenses	28,211	95	—	8.0	0.0	0.0

Operating (loss) income	(17,013)	38,919	54,340	(4.8)	3.4	3.4
Other income (expense):
Interest expense	(3,682)	(41,359)	(60,065)	(1.0)	(3.6)	(3.8)
Other, net	(252)	111	(364)	(0.1)	0.0	0.0

Loss from operations before income taxes	(20,947)	(2,329)	(6,089)	(5.9)	(0.2)	(0.4)
Income tax benefit	(6,620)	(728)	(1,482)	(1.9)	(0.1)	(0.1)

Net loss	$(14,327)	$(1,601)	$(4,607)	(4.0)%	(0.1)%	(0.3)%

Net Sales

Net sales for fiscal 2006 increased $72.7 million, or 4.8%, to $1,578.0 million from $1,505.3 million in the aggregate twelve-month period of 2005. The increase in sales for fiscal 2006 over the aggregate twelve-month period of 2005 is primarily due to increased pricing on tires, net of selective promotional activities (aggregate benefit of approximately $66.3 million over prior year), as we have been able to pass-through manufacturer price increases during 2006 that have resulted due to increased raw material costs. In addition, unit sales derived from the acquisitions of Samaritan Tire in July 2006, Silver State in January 2006, and Wholesale Tire in August 2005, collectively representing a $39.6 million increase from prior year, and an increase in unit sales of light and medium truck tires (collectively $13.1 million) from prior year. This year-over-year growth was partially offset by softer unit demand for passenger tires (down $38.2 million) related to lower industry demand in 2006 versus 2005, as reported by the RMA. In addition, our equipment and supply sales were down $5.6 million from the same period of last year.

Gross Profit

Gross profit increased $8.9 million to $284.4 million in fiscal 2006 from $275.5 million in the aggregate twelve-month period of 2005. This increase is primarily due to contributions from our 2006 and August 2005 acquisitions, the benefit from the sale of inventory in 2006 that was purchased prior to manufacturer price increases (i.e. a favorable inventory cost layer) and the non-recurrence of the inventory fair value step-up charge recorded in the aggregate twelve-month period of 2005 in connection with the Acquisition. Partially offsetting the year-over-year increase were lower equipment and supply sales and softer passenger tire unit sales.

Gross profit as a percentage of sales decreased 0.3 percentage points from 18.3% in the aggregate twelve-month period of 2005 to 18.0% in fiscal 2006. The decrease is primarily due to the overall softening in unit demand for passenger tires and the related tightening by vendors and customers for profits during a year in which the industry experienced only its second decline in replacement tire units in the past 10 years.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for fiscal 2006 increased $2.1 million to $227.4 million from $225.3 million in the aggregate twelve-month period of 2005. Acquisitions accounted for an increase of $6.3 million, of which approximately $2.8 million was employee related. Depreciation and amortization expense increased $6.2 million primarily due to a customer list intangible asset that was recorded in connection with the Acquisition and the revaluation of our property and equipment in connection with the Acquisition. Fuel expense increased $0.9 million and continues to have a negative impact on our delivery costs. These increases were mostly offset by a decline in employee related expenses of $11.3 million which was a result of non-recurring incentive based compensation in first quarter 2005, a $7.9 million reduction in sales-based and other incentive compensation as well as a benefit from the termination of our retiree medical plan and subsequent reduction to the accumulated post-retirement benefit obligation of $1.9 million.

Impairment of Intangible Asset

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a tradename intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, we, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, we recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. No similar charges were recorded during the aggregate twelve-month period of 2005.

Interest Expense

Total interest expense increased $15.1 million to $60.1 million in fiscal 2006 from $45.0 million in the aggregate twelve-month period of 2005. The increase in interest expense is due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes, and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $14.7 million of the increase.

Interest expense for fiscal 2006 of $60.1 million exceeds cash payments for interest during the same period of $46.3 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock as well as interest accrued but not yet paid.

Income Taxes Benefit

The Successor recognized an income tax benefit of $1.5 million in fiscal 2006 based on a pre-tax loss of $6.1 million. The Successor recognized an income tax benefit of $0.7 million in the nine-month period ended December 31, 2005 based on a pre-tax loss of $2.3 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. The effective tax rate for fiscal 2006 was approximately 24%, for the nine-month period ended December 31, 2005 was approximately 31% and for the Predecessor’s first quarter 2005 was approximately 32%.

Net Loss

Total net loss for fiscal 2006 was $4.6 million, a decline of $11.3 million from a loss of $15.9 million in the aggregate twelve-month period of 2005. The change is primarily due to non-recurring transaction expenses of

$28.2 million incurred in connection with the Acquisition in first quarter 2005 combined with lower employee-related expenses (see selling, general and administrative expenses discussion above) partially offset by higher interest expense due to financing activities surrounding the Acquisition as well as higher depreciation and amortization.

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

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Successor
	For the Year Ended	For the Quarter Ended	For the Nine Months Ended	Results as a Percentage of Net Sales for Each Period Ended
	January 1, 2005	April 2, 2005	December 31, 2005	January 1, 2005	April 2, 2005	December 31, 2005
Net sales	$1,282,069	$354,339	$1,150,944	100.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,043,793	290,488	939,325	81.4	82.0	81.6

Gross profit	238,276	63,851	211,619	18.6	18.0	18.4
Selling, general and administrative expenses	183,235	52,653	172,605	14.3	14.8	15.0
Transaction expenses	—	28,211	95	0.0	8.0	0.0

Operating income (loss)	55,041	(17,013)	38,919	4.3	(4.8)	3.4
Other income (expense):
Interest expense	(13,371)	(3,682)	(41,359)	1.1	(1.0)	(3.6)
Other, net	(393)	(252)	111	0.0	(0.1)	0.0

Income (loss) from operations before income taxes	41,277	(20,947)	(2,329)	3.2	(5.9)	(0.2)
Income tax provision (benefit)	16,236	(6,620)	(728)	1.2	(1.9)	(0.1)

Net income (loss)	$25,041	$(14,327)	$(1,601)	2.0%	(4.0)%	(0.01)%

Net Sales

Net sales for the aggregate twelve-month period of 2005 increased $223.2 million, or 17.4%, to $1,505.3 million from $1,282.1 million in fiscal 2004. The increase is primarily attributable to an increase in unit sales of passenger, light truck and medium truck tires of $119.5 million. The increase in unit sales was aided by the acquisition of Big State and Target Tire, in the latter part of 2004, and Wholesale Tire, in August 2005. The operations acquired from Big State and Wholesale Tire contributed to a net sales increase of $60.7 million and $6.7 million, respectively. We cannot determine the precise effect on sales of the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Higher average per unit selling prices contributed approximately $87.4 million to the increase in sales. The increase in average per unit selling prices is primarily due to manufacturer price increases that have been passed through to our customers. The inclusion of an additional week of sales in first quarter 2004 of approximately $19.0 million partially offsets the increases noted above.

Gross Profit

Gross profit increased $37.2 million to $275.5 million for the aggregate twelve-month period of 2005 from $238.3 million in fiscal 2004. This increase is primarily due to increased sales resulting from higher unit sales volume, the acquisitions of Wholesale Tire, Big State and Target Tire and from higher average per unit selling prices. The increase in gross profit was partially offset by an increase in cost of goods sold due to $4.7 million of inventory fair value step-up that was recorded in connection with the Acquisition and charged to cost of goods sold as inventory was sold. (see Note 1 in Notes to Consolidated Financial Statements included in Item 8 of this report for further information).

Gross profit as a percentage of sales decreased 0.3 percentage points from 18.6% in fiscal 2004 to 18.3% in the aggregate twelve-month period of 2005. The decrease is primarily due to the inventory fair value step-up discussed above.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the aggregate twelve-month period of 2005 increased $42.1 million to $225.3 million from $183.2 million in fiscal 2004. The increase is due, in part, to the inclusion of acquired operations. Employee related expenses increased $14.5 million primarily due to the inclusion of Big State and Wholesale Tire (collectively $5.6 million), incentive based compensation and increased costs associated with an increase in the employee headcount that is a result of the Target Tire acquisition. Increased medical costs are also contributing to the rise in employee related expenses. We cannot determine the precise effect on selling, general and administrative expenses, other than employee related expenses, for the Target Tire acquisition due to the integration of all but one of their distribution centers into our existing facilities. Amortization expense increased $8.5 million primarily as a result of a customer list intangible asset that was recorded in connection with the Acquisition. We also experienced an increase in depreciation expense of $2.8 million that was primarily a result of the revaluation of our property and equipment in connection with the Acquisition. Other operating expenses increased $4.5 million due to the amortization of prepaid management advisory fees that were paid in connection with the Acquisition. Rising fuel costs negatively impact selling, general and administrative expenses. Fuel costs were up $3.2 million, or approximately 57% over prior year, $0.8 million of which was a result of the recent acquisitions. As noted in the Risk Factors section “Our business could be adversely affected by increases in the price of fuel,” because we use a fleet of trucks to deliver our products to our customers, increases in the price of fuel may cause us to incur additional cost in operating our fleet, which may have an adverse effect on our business, financial condition and results of operations. The inclusion of an additional week in first quarter 2004 partially offsets the increases noted above.

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

Income Tax Provision (Benefit)

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

Liquidity and Capital Resources

At December 30, 2006, our total debt, including capital leases, was $521.0 million compared to $545.2 million at December 31, 2005, a year-over-year decline of $24.2 million. Partially offsetting this year-over-year decline was $5.9 million of interest accretion on our Senior Discount Notes, $6.0 million related to our Supplier Loan and $2.4 related to other third party loans (see Note 5 within Notes to Consolidated Financial Statements). Total commitments by the lenders under ATD’s credit facility were $300.0 million at December 30, 2006, of which $122.9 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the credit facility agreement.

The following table summarizes the cash flows for fiscal year 2004 and the quarter ended April 2, 2005 for the Predecessor and the period from April 2, 2005 through December 31, 2005 and fiscal year 2006 for the Successor:

	Predecessor		Successor
	2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	2006
	(dollars in thousands)		(dollars in thousands)
Cash provided by (used in) operating activities	$25,709	$9,871	$(34,654)	$66,586
Cash used in investing activities	(63,302)	(1,438)	(468,815)	(28,527)
Cash provided by (used in) financing activities	37,601	(8,264)	505,511	(40,004)

Net increase (decrease) in cash and cash equivalents	8	169	2,042	(1,945)
Cash and cash equivalents, beginning of year	3,326	3,334	3,503	5,545

Cash and cash equivalents, end of year	$3,334	$3,503	$5,545	$3,600

Cash payments for interest	$12,389	$3,944	$23,992	$46,263
Cash payments (receipts) for taxes, net	$17,610	$247	$(2,340)	$(13,163)
Capital expenditures financed by debt	$5,224	$1,338	$4,054	$2,360
Supplier loan	$—	$—	$—	$6,000
Payment of Series D Senior Notes with restricted cash	$—	$—	$30,506	$—

Operating Activities. Total net cash provided by operating activities for fiscal 2006 increased $91.4 million to $66.6 million compared to net cash used in operating activities of $24.8 million in the aggregate twelve-month period of 2005. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements and improvements in our profitability, partially offset by higher interest payments on financing activities surrounding the Acquisition. Net working capital at December 30, 2006 totaled $172.6 million compared to $201.8 million at December 31, 2005, a decrease of $29.2 million. This decrease primarily relates to an increase in accounts payable and a decrease in the income tax receivable due to the receipt of the federal income tax refund in first quarter 2006. These were partially offset by an increase in inventory.

Total net cash used in operating activities for the aggregate twelve-month period of 2005 increased $50.5 million to $24.8 million compared to net cash provided by operating activities of $25.7 million in fiscal 2004. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire in third quarter 2004 and Wholesale Tire in third quarter 2005, partially offset by a decrease in our profitability. Net working capital at December 31, 2005 totaled $201.8 million compared to $133.7 million at January 1, 2005, an increase of $68.1 million. This increase primarily relates to an increase in inventory and the income tax receivable, prepaid management advisory fees and seller transaction costs recorded in connection with the Acquisition (see Notes 2 and 8 in Notes to Consolidated Financial Statements included in Item 8 of this report for further details). The increase in inventory was primarily in response to announced future and expected price increases by the tire manufacturers as well as to protect our supply position from potential supply shortages of raw materials announced by tire manufacturers in the wake of storm activity. The acquisition of Wholesale Tire resulted in $3.9 million of additional inventory.

Investing Activities. Total net cash used in investing activities decreased $441.8 million to $28.5 million in fiscal 2006 compared to $470.3 million in the aggregate twelve-month period of 2005. The decrease in cash used in investing activities was due primarily to cash paid for the Acquisition and the acquisition of Wholesale Tire in 2005 partially offset by cash paid for the acquisitions of Silver State and Samaritan Tire in 2006. Capital expenditures increased $2.1 million to $9.8 million compared to $7.7 million in the aggregate twelve-month period of 2005. Capital expenditures during 2006 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During fiscal 2006 we also had total aggregate capital expenditures financed by debt of $2.4 million relating to information technology.

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

Financing Activities. Total net cash used in financing activities increased $537.2 million to $(40.0) million in fiscal 2006 compared to net cash provided by financing activities of $497.2 million in the aggregate twelve-month period of 2005. The increase in cash used in financing activities for 2006 was primarily due to the inclusion of proceeds received in connection with the Acquisition, which reduced cash used in the aggregate twelve-month period of 2005.

Total net cash provided by financing activities for the aggregate twelve-month period of 2005 increased $459.6 million to $497.2 million compared to $37.6 million in fiscal 2004. The increase in cash provided by financing activities was primarily due to proceeds generated from the issuance of the Senior Discount Notes,

Senior Notes and Senior Floating Rate Notes of $330.0 million and proceeds of $211.5 million received from the issuance of common stock. These increases were partially offset by $30.5 million of cash that was restricted for the payment of the Series D senior notes and payments of $35.4 million for deferred financing costs incurred in connection with financing activity surrounding the Acquisition. See Note 2 and 5 in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further details.

Revolving Credit Facility. In connection with the Merger, on March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (“Revolver”). The Borrowers under the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of December 30, 2006, the outstanding Revolver balance was $155.0 million and $122.9 million was available for additional borrowings. In addition, ATD had certain letters of credit outstanding at December 30, 2006 in the aggregate amount of $9.2 million.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of December 30, 2006) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of December 30, 2006). At December 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.4% compared to 6.2% at December 31, 2005. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business we conduct, as well as other customary covenants. As of December 30, 2006 and December 31, 2005, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

Indenture EBITDA. We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA:

	Predecessor		Successor
	Fiscal Year 2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006
	(dollars in thousands)		(dollars in thousands)
Net cash provided by (used in) operating activities	$25,709	$9,871	$(34,654)	$66,586
Changes in assets and liabilities	9,225	(12,972)	61,985	(35,646)
(Provision) benefit for deferred income taxes	(1,847)	(658)	2,413	1,970
Interest expense	13,371	3,682	41,359	60,065
Income tax provision (benefit)	16,236	(6,620)	(728)	(1,482)
Provision for doubtful accounts	(320)	(279)	(1,091)	325
Amortization of other assets	(1,156)	(232)	(4,091)	(5,443)
Stock-based compensation expense	—	(8,584)	—	—
Transaction expenses	—	28,211	95	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	—	—	(4,331)	(6,347)
Post-retirement benefit plan termination	—	—	—	1,933
Other	2,976	1,446	4,007	1,697

Indenture EBITDA	$64,194	$13,865	$64,964	$83,658

Total Indenture EBITDA for fiscal 2006 increased $4.9 million to $83.7 million from $78.8 million in the aggregate twelve-month period of 2005. The increase in Indenture EBITDA is primarily due to an increase in gross profit, the benefit from recent acquisitions (collectively contributing $2.2 million) and a decrease in employee-related expenses, as discussed above.

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

Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. A reduction of the liquidation value of $0.9 million was included in Indenture EBITDA in fiscal 2006 and we believe that there will be future reductions in such liquidation value which, if achieved, will be included in Indenture EBITDA in those future periods up to a maximum of $0.7 million through January 2008, although no assurances can be given as to the amount or timing of such reductions, if any. Accordingly, we believe the amount of this benefit is meaningful to an understanding of the results for the 2005 period.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Revolver, will be adequate to meet our anticipated requirements.

Contractual Commitments

As of December 30, 2006, the Successor had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (dollars in millions):

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (variable rate)	$295.0	$—	$—	$—	$155.0	$—	$140.0
Long-term debt (fixed rate)	211.6	3.5	1.2	0.6	6.1	—	200.2
Estimated interest payments (1)	303.5	49.2	52.5	52.5	43.8	40.9	64.6
Operating leases, net of sublease income	170.9	29.3	27.4	24.4	19.6	15.8	54.4
8% cumulative mandatorily redeemable preferred stock	45.9	—	—	—	—	—	45.9
Capital leases	0.4	0.4	—	—	—	—	—
Other long-term liabilities	3.3	0.1	0.1	0.1	—	—	3.0

Total contractual cash obligations	$1,030.6	$82.5	$81.2	$77.6	$224.5	$56.7	$508.1

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

In addition, the only significant known remaining liability related to Winston Tire Company (“Winston”), our retail business that was sold in 2001, is the exposure related to leases that we have guaranteed. As of December 30, 2006, our total obligations, as guarantor on the Winston leases, are approximately $9.0 million extending over 13 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $8.5 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Revenue Recognition and Accounts Receivable – Allowance for Doubtful Accounts

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

Self-Insured Reserves

We are self-insured for automobile liability, workers' compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and our historical claims experience. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Valuation of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 requires that management compare the reporting unit’s carrying value to its fair value as of an annual assessment date. Management has computed fair value by utilizing a variety of methods including discounted cash flow and market multiple models. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed whenever events or circumstances indicate an impairment may exist. In accordance with SFAS No. 142, we have elected November 30th as our annual impairment assessment date. We completed our annual impairment assessment as of each November 30th, and concluded that no impairment charge was required. See Note 4 of Notes to Consolidated Financial Statements for discussion regarding the intangible asset impairment charge recorded in September 2006 (outside of our annual assessment). We will continue to perform goodwill and intangible asset impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill to fall below the carrying value, requiring an impairment charge.

Long-Lived Assets

Management reviews long-lived assets, which consist of property, leasehold improvements and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan.

Income Taxes and Valuation Allowances

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

Customer Rebates

We offer rebates to our customers under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 01-9, “ Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The majority of these programs provide for the customer to receive rebates, generally in the form of a reduction in the related accounts receivable balance, when certain measures are achieved, generally related to the volume of product purchased from us. These rebates are recorded as a reduction of the related price of the product, which reduces the amount of revenue recorded. Throughout the year, the amount of rebates is estimated based on the expected level of purchases to be made by customers that participate in the rebate programs. These estimates are periodically revised to reflect rebates earned by customers based on actual purchases made. Historically, actual rebates paid have been within the expectations used in management’s estimates.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No.158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The initial disclosure requirement of SFAS No. 158 is effective for us for our fiscal year ending December 30, 2006. The recognition requirement of a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) under SFAS No. 158 is effective for us for our fiscal year ending December 27, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet completed our assessment of the impact that this Interpretation will have on our consolidated financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The adoption of EITF 06-03 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s credit facility and our Senior Floating Rate Notes. Interest on the credit facility is tied to the Base Rate, as defined in the agreement, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At December 30, 2006, ATD had $295.0 million outstanding under its credit facility and our Senior Floating Rate Notes, of which $210.0 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $2.1 million, based on the outstanding balance of the credit facility and Senior Floating Rate Notes that have not been hedged at December 30, 2006.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 30, 2006, the Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.7 million at December 30, 2006, and is included in other assets in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the Swap was a liability of $0.2 million and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005 for the Successor	39

Consolidated Statements of Operations for fiscal year ended December 30, 2006 and the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor	40

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal year ended December 30, 2006 and the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor	41

Consolidated Statements of Cash Flows for the fiscal year ended December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor	42

Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at December 30, 2006 and the results of its operations and its cash flows for the year ended December 30, 2006 and the period from April 2, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 94 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the results of ATD’s operations and its cash flows for the period from January 2, 2005 through April 2, 2005 and the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 94 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2006

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	Successor December 30, 2006	Successor December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,600	$5,545
Accounts receivable, net of allowance for doubtful accounts of $1,051 and $998 in fiscal 2006 and 2005, respectively	131,104	127,722
Inventories	297,664	281,415
Assets held for sale	1,199	1,034
Deferred income taxes	10,136	11,190
Income tax receivable	—	12,699
Other current assets	6,926	9,704

Total current assets	450,629	449,309

Property and equipment, net	44,571	44,596
Goodwill, net	355,743	347,252
Other intangible assets, net	238,849	241,128
Other assets	33,714	37,833

Total assets	$1,123,506	$1,120,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,415	$209,284
Accrued expenses	28,734	33,509
Current maturities of long-term debt	3,853	4,696

Total current liabilities	278,002	247,489

Long-term debt	517,154	540,549
Deferred income taxes	82,963	82,077
Other liabilities	8,807	10,638
Redeemable preferred stock	19,822	18,559
Commitments and contingencies
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(6,208)	(1,601)
Accumulated other comprehensive income (loss)	435	(124)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	216,758	220,806

Total liabilities and stockholders’ equity	$1,123,506	$1,120,118

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor		Predecessor
	Fiscal Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Fiscal Year Ended January 1, 2005
Net sales	$1,577,973	$1,150,944	$354,339	$1,282,069
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,293,594	939,325	290,488	1,043,793

Gross profit	284,379	211,619	63,851	238,276
Selling, general and administrative expenses	227,399	172,605	52,653	183,235
Impairment of intangible asset	2,640	—	—	—
Transaction expenses	—	95	28,211	—

Operating income (loss)	54,340	38,919	(17,013)	55,041
Other income (expense):
Interest expense	(60,065)	(41,359)	(3,682)	(13,371)
Other, net	(364)	111	(252)	(393)

(Loss) income from operations before income taxes	(6,089)	(2,329)	(20,947)	41,277
Income tax (benefit) provision	(1,482)	(728)	(6,620)	16,236

Net (loss) income	$(4,607)	$(1,601)	$(14,327)	$25,041

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Warrants	Note Receivable From Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount	Shares	Amount
Predecessor balance, December 27, 2003	10,970,926	$50,944	5,086,917	$51	$22,388	$1,782	$(17)	$(42,654)	$—	$—	$32,494
Net income	—	—	—	—	—	—	—	25,041	—	—	25,041
Surrender of warrants	—	—	—	—	430	(430)	—	—	—	—	—
Issuance of common stock	—	—	75,000	1	212	—	—	—	—	—	213
Forgiveness of note receivable	—	—	—	—	—	—	17	—	—	—	17
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—	—	—
Dividends on preferred stock Series D	—	3,470	—	—	—	—	—	(3,470)	—	—	—

Predecessor balance, January 1, 2005	10,970,926	55,854	5,161,917	52	23,030	1,352	—	(22,523)	—	—	57,765

Net loss	—	—	—	—	—	—	—	(14,327)	—	—	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	—	(360)	—	—	—
Dividends on preferred stock Series D	—	867	—	—	—	—	—	(867)	—	—	—

Predecessor balance, April 2, 2005	10,970,926	57,081	5,161,917	52	23,030	1,352	—	(38,077)	—	—	43,438

Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	—	38,077	—	—	(43,438)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,601)	—	—	(1,601)
Change in value of derivative instrument, net of income taxes of $0.1	—	—	—	—	—	—	—	—	(124)	—	(124)

Total comprehensive loss											(1,725)

Issuance of Holdings common stock	—	—	1,000,000	10	211,490	—	—	—	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	—	—	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	—	—	—	6,500
Repurchase of common stock	—	—	(473)	—	—	—	—	—	—	(100)	(100)

Successor balance, December 31, 2005	—	—	999,527	10	217,990	4,631	—	(1,601)	(124)	(100)	220,806

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	—	—	—	559	—	559

Total comprehensive loss											(4,048)

Successor balance, December 30, 2006	—	$—	999,527	$10	$217,990	$4,631	$—	$(6,208)	$435	$(100)	$216,758

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor		Predecessor
	Fiscal Year Ended December 30, 2006	Period from April 2, 2005 through December 31, 2005	Quarter Ended April 2, 2005	Fiscal Year Ended January 1, 2005
Cash flows from operating activities:
Net (loss) income	$(4,607)	$(1,601)	$(14,327)	$25,041
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	25,071	16,409	1,738	6,781
Accretion of 8% cumulative preferred stock and Senior Discount Notes	6,347	4,331	—	—
Amortization of other assets	5,443	4,091	232	1,156
Impairment of intangible asset	2,640	—	—	—
(Benefit) provision for deferred income taxes	(1,970)	(2,413)	658	1,847
Recovery of (provision for) doubtful accounts	(325)	1,091	279	320
Inventory step-up amortization	—	4,692	—	—
Stock-based compensation expense	—	—	8,584	—
Post-retirement benefit plan termination	(1,933)	—	—	—
Other, net	274	731	(265)	(211)
Change in assets and liabilities:
Accounts receivable, net	2,193	12,636	(8,541)	(16,046)
Inventories	(7,895)	(44,085)	(12,652)	(20,922)
Other current assets	2,128	11,097	(8,349)	(5,168)
Income tax receivable	13,605	—	—	—
Accounts payable and accrued expenses	25,715	(33,537)	43,991	32,586
Other	(100)	(8,096)	(1,477)	325

Net cash provided by (used in) operating activities	66,586	(34,654)	9,871	25,709

Cash flows from investing activities:
Other Acquisitions, net of cash acquired	(20,357)	(4,266)	—	(59,207)
Purchase of property and equipment	(9,845)	(6,086)	(1,574)	(4,379)
Proceeds from disposal of assets held for sale	1,790	—	—	—
Proceeds from sale of property and equipment	421	184	236	284
Acquisition of Predecessor	—	(458,347)	—	—
Other, net	(536)	(300)	(100)	—

Net cash used in investing activities	(28,527)	(468,815)	(1,438)	(63,302)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,413,621	1,100,320	312,277	1,269,626
Repayments of revolving credit facility	(1,448,090)	(1,088,448)	(320,728)	(1,212,775)
Payments of other long-term debt	(5,301)	(2,658)	(975)	(16,336)
Payments of deferred financing costs	(234)	(35,386)	—	(2,127)
Proceeds from issuance of long-term debt	—	330,003	—	—
Proceeds from issuance of common stock	—	211,500	1,862	213
Change in restricted cash	—	(30,506)	—	—
Proceeds from issuance of preferred stock	—	15,369	—	—
Proceeds from issuance of warrants	—	4,631	—	—
Series A preferred stock redemption	—	—	(700)	(1,000)
Other	—	686	—	—

Net cash (used in) provided by financing activities	(40,004)	505,511	(8,264)	37,601

Net (decrease) increase in cash and cash equivalents	(1,945)	2,042	169	8
Cash and cash equivalents, beginning of year	5,545	3,503	3,334	3,326

Cash and cash equivalents, end of year	$3,600	$5,545	$3,503	$3,334

Supplemental disclosures of cash flow information:
Cash payments for interest	$46,263	$23,992	$3,944	$12,389

Cash (receipts) payments for taxes, net	$(13,163)	$(2,340)	$247	$17,610

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$2,360	$4,054	$1,338	$5,224

Supplier loan (see Note 5)	$6,000	$—	$—	$—

Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

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

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price of the Acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. Periods prior to April 2, 2005 reflect the financial position, results of operations, and cash flows of the Predecessor and periods after April 2, 2005 reflect the financial position, results of operations, and cash flows of Holdings and its subsidiaries. For accounting purposes, the effects of purchase accounting were applied on April 2, 2005. The activity of the Company for the period March 31, 2005 through April 2, 2005 is included in the Predecessor’s consolidated statement of operations. Cash flow activity for the three-day period from March 31, 2005 through April 2, 2005 is included in the Predecessor’s consolidated statement of cash flows except for cash flow activity related to the Merger, which is shown in the Successor’s consolidated statement of cash flows on April 2, 2005. The Company believes that the results of operations and cash flows, other than those related to the Merger, are immaterial for the three-day period from March 31, 2005 through April 2, 2005.

Nature of Business

ATD is primarily engaged in the wholesale distribution of tires, custom wheels, related automotive service equipment and tools and supplies which represent approximately 87.2%, 7.0%, 3.4% and 2.4% of net sales, respectively and has one reportable segment consisting of 74 economically similar distribution centers across the United States. ATD’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. ATD serves all or parts of 36 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest, and the West Coast of the United States.

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

Reclassifications

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform with the 2006 presentation.

Fiscal Year

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The period ended April 2, 2005 for the Predecessor contains operating results for 13 weeks and the nine months ended December 31, 2005 for the Successor contains operating results for 39 weeks. The fiscal year ended December 30, 2006 for the Successor and the fiscal year ended January 1, 2005 for the Predecessor contain operating results for 52 weeks and 53 weeks, respectively.

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less to be cash equivalents in its consolidated financial statements.

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances for doubtful accounts are maintained for estimated potential credit losses.

The Company’s top ten customers accounted for approximately 6.4%, 6.9%, and 6.7% of operating revenues, respectively, for the fiscal years of 2006, 2005 and 2004.

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

As part of the purchase price allocation, the carrying value of inventory was increased by $4.7 million to adjust to estimated fair value. The effect of this adjustment increased cost of goods sold and thereby reduced gross profit and gross margins in the second quarter 2005 as that inventory was sold.

Property and Equipment

Property and equipment are stated at cost or fair value at date of acquisition. For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is determined by using the straight-line method based on the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	3-8 years
Furniture and fixtures	3-10 years
Internal use software	3 years
Vehicles and other	3-5 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. The Successor’s amortization expense, which is included in depreciation expense, for internal-use software was $3.4 million for the year ended December 30, 2006 and $1.5 million for the nine-months ended December 31, 2005. The Predecessor’s amortization expense for the quarter ended April 2, 2005 and for the fiscal year ended January 1, 2005 was $0.3 million and $0.6 million, respectively.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2006, 2005, and 2004, the Company has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment, and has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

Assets Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. As of December 30, 2006, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as assets held for sale. The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

Deferred Financing Costs

Costs associated with financing activities (see Note 5) are included in the accompanying consolidated balance sheets as deferred financing costs (included within Other Assets) and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in operating income for fiscal year 2006 and for the nine month period ended December 31, 2005 for the Successor were $5.5 million and $4.1 million, respectively. Amortization of deferred financing costs included in operating income (loss) for the three month period ended April 2, 2005 and the twelve month period ended January 1, 2005 for the Predecessor were $0.2 million and $1.2 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations. As a result of the Acquisition, $3.1 million of deferred financing costs associated with the old debt structure were written off in purchase accounting. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $26.1 million at December 30, 2006 and $31.3 million at December 31, 2005.

Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate an impairment may exist.

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. Fair value was computed by the Company utilizing discounted cash flow and market multiple models. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

As required by SFAS No. 142, the Company recorded no goodwill amortization during fiscal years 2006, 2005 or 2004. The Company has one reporting unit representing the enterprise as a whole. At December 30, 2006 and December 31, 2005, the Company had goodwill of $355.7 million and $347.3 million, respectively, which is subject to the impairment tests prescribed under the statement. In accordance with SFAS No. 142, the Company has elected November 30th as it annual impairment assessment date. The Company has completed its annual impairment assessments as of November 30, 2006, 2005 and 2004, and has concluded that no goodwill or indefinite lived intangible asset impairment charge was required. See Note 4 for the intangible asset impairment charge recorded in September 2006 (outside of the Company’s annual assessment).

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.2 million and up to a maximum benefit of $0.8 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.0 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.

Post Retirement Benefits

The Company accounts for post retirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”. SFAS No. 106 requires the Company to accrue the cost of post retirement benefit obligations based on a number of actuarial assumptions including assumptions about the discount rate and health care cost trend rates.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. Carrying value approximates fair value as it relates to the investments held in the Rabbi Trust, related to the Company’s deferred compensation plan, and the interest rate swap as they are carried at fair value. The carrying value of ATD’s revolving credit facility approximates fair value due to the variable rate of interest paid. The table below states the estimated fair value of the Company’s long-term, senior notes at December 30, 2006 and December 31, 2005 based upon quoted market prices (in thousands):

	Fair Value at December 30, 2006	Carrying Value at December 30, 2006	Fair Value at December 31, 2005	Carrying Value at December 31, 2005
10.75% Senior Notes	$140,625	$150,000	$135,188	$150,000
Senior Floating Rate Notes	131,250	140,000	126,175	140,000
13% Senior Discount Notes	39,382	49,909	44,015	44,003

Shipping and Handling Costs

Certain company shipping, handling, and other distribution costs are classified as selling, general, and administrative expenses in the accompanying consolidated statements of operations. For the Successor, such expenses totaled $79.2 million for the fiscal year ended December 30, 2006 and $56.6 million for the nine months ended December 31, 2005. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005 and $65.0 million for the fiscal year ended January 1, 2005. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Many of the vendor programs provide for the Company to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount recognized for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The majority of these programs provide for the customer to receive rebates, generally in the form of a reduction in the related accounts receivable balance, when certain measures are achieved, generally related to the volume of product purchased from the Company. These rebates are recorded as a reduction of the related price of the product, which reduces the amount of revenue recorded. Throughout the year, the amount of rebates is estimated based on the expected level of purchases to be made by customers that participate in the rebate programs. These estimates are periodically revised to reflect rebates earned by customers based on actual purchases made.

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

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments”, using the prospective transition method as required by paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”). Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during the fiscal year ending December 30, 2006 and therefore no stock-based compensation expense was recorded as a result of adopting SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value-based method in accordance with APB No. 25. Under APB No. 25, the Company generally did not recognize stock-based compensation for stock options in its consolidated statements of operations prior to January 1, 2006 because the options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. As permitted, the Company elected to adopt the disclosure-only provisions of SFAS No.123, “Accounting for Stock-Based Compensation.” Under those provisions, the Company disclosed in the notes to its financial statements what the effect would have been on its results of operations had compensation costs for the Company’s stock options been determined based on their fair value at the measurement date. As a result of adopting SFAS No. 123R and as required by paragraph 85 of SFAS No. 123R, the Company will no longer present this pro forma information. See Note 6.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No.158 requires companies to measure plan assets and obligations at their year-end balance sheet date. The initial disclosure requirement of SFAS No. 158 is effective for the Company for its fiscal year ending December 30, 2006. The recognition requirement of a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) under SFAS No. 158 is effective for the Company for its fiscal year ending December 27, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its assessment of the impact that this Interpretation will have on its consolidated financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The adoption of EITF 06-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Acquisitions:

Successor Company

On July 28, 2006, the Company completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of July 28, 2006. The aggregate purchase price of this acquisition, subject to adjustment, was $12.6 million, consisting of $12.5 million in cash and $0.1 million in direct acquisition costs. This acquisition expanded ATD’s service across the state of Minnesota and into Western Wisconsin. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million. Amortization for both the goodwill and customer relationship intangible asset is deductible for income tax purposes.

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of a Stock Purchase Agreement dated December 23, 2005. The purchase price of this acquisition was $8.4 million, consisting of $8.2 million in cash and $0.2 million in direct acquisition costs. This acquisition established a distribution footprint for the Company across the state of Nevada. The purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million.

On August 23, 2005, the Company completed the purchase of all the outstanding stock of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) pursuant to the terms of a Stock Purchase Agreement dated August 5, 2005. The acquisition expanded the Company’s operations into Utah, Idaho, and Wyoming, as well as, parts of Nevada, Colorado, Nebraska and South Dakota. The purchase price was $4.5 million, consisting of $4.4 million in cash and $0.1 million in direct acquisition costs. The purchase price allocation was recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in initial goodwill of $2.0 million. In the first quarter of 2006, the Company reallocated $2.8 million of the purchase price to an intangible asset related to customer relationships acquired in connection with the acquisition and a related deferred tax liability of $1.1 million that resulted in a net decrease to goodwill of $1.7 million.

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

The Acquisition was recorded using the purchase method of accounting. The final purchase price allocation is as follows (in millions):

Merger consideration (cash and securities)	$469.4
Less: Net book value of assets acquired (a)	(43.5)

Excess purchase price over net book value of assets acquired	512.9

Adjustments to goodwill related to:

Property and equipment	(17.0)
Inventory	(4.7)
Customer lists	(204.3)
Trademarks and tradenames	(45.1)
Software	(0.1)
Deferred tax liabilities	103.5
Postretirement benefit obligations	1.6

Total adjustments	(166.1)

Goodwill	$346.8

(a)	Reflects the net book value at the date of acquisition less deferred transaction fees and intangible assets that were written off in purchase accounting.

The following unaudited pro forma supplementary data for the fiscal year ended December 31, 2005 gives effect to the Acquisition as if it had occurred at the beginning of 2005. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date. As the acquisitions noted above for fiscal 2006 do not rise to the level of being a material business combination, individually or in the aggregate, the Company has not provided similar pro forma supplementary data.

Fiscal Year Ended December 31, 2005 (unaudited)
(in thousands)
Sales	$1,505,283
Net loss	(4,990)

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

During fiscal 2004, ATD acquired the entities described below, which were accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the acquisition dates. These acquisitions were financed by ATD’s Revolver, as amended (see Note 5).

On July 30, 2004, ATD completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State’), a tire distributor located in Lubbock, Texas pursuant to the terms of that certain Stock Purchase Agreement dated July 2, 2004. The acquisition expanded the Company’s operations into Texas, Oklahoma and New Mexico and included nine distribution centers that were operated by Big State.

On September 2, 2004, ATD completed the purchase of all the outstanding stock of Target Tire, Inc. (“Target Tire”), a tire distributor located in Jacksonville, North Carolina pursuant to the terms of that certain Stock Purchase Agreement dated September 1, 2004. Target Tire operated eleven distribution centers located in North Carolina, Georgia, South Carolina, Virginia and Tennessee. The acquisition strengthened ATD’s presence with retailers in the Southeast, a region where there was already a strong market presence. In connection with the acquisition, ATD recorded a $4.3 million liability for estimated costs related to facility closures ($3.5 million), employee severance ($0.7 million), and other related exit costs ($0.1 million) in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The facilities closing expense primarily relates to the closing of all but one Target Tire distribution center due to existing distribution centers being located in close proximity to the acquired distribution facilities. ATD has completed all facility closings. The severance costs were primarily related to duplicate administrative personnel and personnel at the facilities that were closed. In connection with the Acquisition, the Company adjusted these reserves to fair value which resulted in an increase of $1.6 million to the liability. As of December 30, 2006, the Company had charged approximately $2.1 million against these reserves. The remaining liability is primarily related to lease obligations that expire in 2014.

The aggregate purchase price of these acquisitions, subject to adjustment, was $59.3 million, consisting of $58.2 million in cash, $0.6 million for repayment of debt, and $0.5 million in direct acquisition costs. Allocations of the purchase prices have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets of the acquired entities was allocated to goodwill ($28.0 million) and intangible assets ($12.4 million). Goodwill of $9.8 million and an intangible asset of $10.9 million, recorded in connection with the Big State acquisition, are deductible for income tax purposes. The intangible assets primarily relate to customer lists which are being amortized on a straight-line basis over an estimated life of fifteen years.

In connection with the Acquisition, Predecessor goodwill of $122.0 million was written-off.

3. Property and Equipment:

The following table represents the property and equipment at December 30, 2006 and December 31, 2005 (in thousands):

	December 30, 2006	December 31, 2005
Land	$2,760	$2,989
Buildings and leasehold improvements	20,605	20,755
Machinery and equipment	10,113	7,082
Furniture and fixtures	13,228	10,403
Internally developed software	14,049	8,515
Vehicles and other	2,415	1,465

Total property and equipment	63,170	51,209
Less—Accumulated depreciation	(18,599)	(6,613)

Property and equipment, net	$44,571	$44,596

Depreciation expense for the Successor was $12.2 million for the fiscal year ended December 30, 2006 and $7.2 million for the nine months ended December 31, 2005. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 and for the fiscal year ended January 1, 2005 was $1.3 million and $5.7 million, respectively. Depreciation expense is classified in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). The net book value of these assets for the Successor at December 30, 2006 and December 31, 2005 was $12.9 million and $13.6 million, respectively. Accumulated depreciation was $1.2 million and $0.5 million for the respective periods. The Successor’s depreciation expense for the fiscal year ended December 30, 2006 was $0.7 million and for the nine months ended December 31, 2005 was $0.5 million. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 and for the fiscal year ended January 1, 2005 was $0.1 million and $0.2 million, respectively.

4. Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. The Company has recorded, at December 30, 2006, goodwill of $355.7 million consisting of $346.8 million in connection with the Acquisition, $3.3 million in connection with the purchase of Samaritan Tire, $5.3 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire. Approximately $34.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer lists, tradenames, noncompete agreements, and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line basis over periods ranging from three to seventeen years. Amortization of other intangibles for the Successor was $12.9 million in fiscal 2006 and $9.2 million in the nine-month period ended December 31, 2005. The Predecessor recorded amortization expense of $0.4 million for the quarter ended April 2, 2005 and $1.1 million in fiscal 2004. Accumulated amortization at December 30, 2006 and December 31, 2005 was $22.1 million and $9.2 million, respectively.

The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended December 30, 2006 and December 31, 2005 (in thousands):

Successor Company

	Estimated Useful Life (years)	December 30, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$217,518	$21,638	$204,275	$9,012
Noncompete agreements	3-5	613	453	613	204
Software	1	77	13	77	6

Total amortizable intangible assets		$218,208	$22,104	$204,965	$9,222

		December 30, 2006		December 31, 2005
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradenames		$42,745	$—	$45,385	$—

Total unamortizable intangible assets		$42,745	$—	$45,385	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $12.9 million in 2007 and $12.8 million in years 2008 through 2011.

In September 2006, the Company was informed by one of its suppliers that it was going to cease the manufacturing of one of its tire brands for which the Company maintained a tradename intangible asset. As a result of this decision and due to the Company’s inability to place other sourcing regarding this tire brand, the Company, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, the Company recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. This charge is recorded within impairment of intangible asset in the accompanying consolidated statements of operations for the year ended December 30, 2006.

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at December 30, 2006 and December 31, 2005 (in thousands):

	Successor	Successor
	December 30, 2006	December 31, 2005
Revolving credit facility	$155,016	$189,485
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	49,909	44,003
Capital lease obligations	14,459	14,484
Other	11,623	7,273

	521,007	545,245
Less—Current maturities	(3,853)	(4,696)

	$517,154	$540,549

Revolving Credit Facility

In connection with the Merger, on March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”). The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of December 30, 2006, the outstanding Revolver balance was $155.0 million and $122.9 million was available for additional borrowings. In addition, ATD had certain letters of credit outstanding at December 30, 2006 in the aggregate amount of $9.2 million.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of December 30, 2006) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of December 30, 2006). At December 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.4% compared to 6.2% at December 31, 2005. The applicable margin for the loans vary based upon a performance grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of December 30, 2006 and December 31, 2005, ATD was in compliance with these covenants. The Revolver expires March 31, 2010.

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

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 9.34% to 10.26% for the period from March 31, 2005 to December 31, 2005, and between 10.78% to 11.61% for the fiscal year ended December 30, 2006. The Senior Floating Rate Notes will not be redeemable, except as described below, at the option of ATD prior to April 1, 2007. Thereafter, the Senior Floating Rate Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

Capital Lease Obligations

As of December 30, 2006, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. Beginning on April 25, 2006, the annual rent expense increased to $1.8 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Predecessor’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Other

In October 2006, the Company entered into a Loan and Purchase Agreement (the “Agreement”) with one of the Company’s suppliers. Under the terms of the Agreement, the supplier agreed to loan ATD the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that the Company must meet during each calendar year of fiscal 2006 through 2010. If the Company purchases all the required commitments, then the supplier will refund the interest paid by the Company for that calendar year. If the Company does not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Supplier Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. For the fiscal year ended December 30, 2006, the Company met the purchase commitment requirements as specified in the Agreement.

Aggregate Maturities

Aggregate maturities of long-term debt at December 30, 2006 for the Successor, are as follows (in thousands):

2007	$3,853
2008	1,181
2009	624
2010	161,070
2011	22
Thereafter	354,257

$521,007

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 30, 2006, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.7 million at December 30, 2006, and is included in other assets in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 31, 2005, the fair value of the Swap was a liability of $0.2 million and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

6. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formulas for all participants was determined to be a match of 50% of participant contributions, up to 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general, and administrative expense for the Successor during the fiscal year ended December 30, 2006 and the nine months ended December 31, 2005 was $1.5 million and $1.1 million, respectively. The amount charged to selling, general, and administrative expense for the Predecessor during the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 was $0.6 million and $1.3 million, respectively.

Retiree Health Plan

In May 2006, the Company communicated to employees that it was eliminating eligibility for retiree medical coverage for all current active employees. Additionally, in November 2006, the Company communicated to retired employees that it was terminating the medical coverage for retired employees effective December 30,

2006. Both of these changes were accounted for as negative plan amendments in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” As a result, during fiscal 2006, the Company has recognized a benefit of $2.6 million, which is included as an offset to selling, general and administrative expenses within the accompanying consolidated statement of operations for the fiscal year ended December 30, 2006. Additionally, as of December 30, 2006 the Company has no residual post-retirement obligation and no future benefits will be paid under this plan.

The following tables provide information on the Post Retirement Plan status as December 30, 2006 and December 31, 2005 for the Successor and April 2, 2005 for the Predecessor in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”

	Successor	Successor	Predecessor
	Fiscal Year Ended December 30, 2006 (in thousands)	Nine Months Ended December 31, 2005 (in thousands)	Quarter Ended April 2, 2005 (in thousands)
Change in benefit obligations:
Benefit obligation at beginning of period	$2,395	$2,002	$1,891
Amendments	(2,558)	—	—
Service cost	139	247	82
Interest cost	62	100	32
Actuarial loss	—	54	—
Participant contributions	77	21	7
Benefits paid	(115)	(29)	(10)

Benefit obligation at end of period	$—	$2,395	$2,002

Change in funded status:
Unfunded status of the plan	$—	$2,395	$2,002
Unrecognized net actuarial loss	—	(54)	—
Unrecognized prior service costs	—	—	—

Accrued benefit cost	$—	$2,341	$2,002

In connection with the Acquisition, Holdings recorded an obligation of approximately $2.0 million in the opening balance sheet, which represented the unfunded status of the plan at the date of acquisition. This resulted in the unrecognized prior service costs and unrecognized net actuarial loss being recorded in goodwill.

The components of net periodic postretirement benefit costs were as follows (in thousands):

	Successor	Successor	Predecessor
	Fiscal Year Ended December 30, 2006 (in thousands)	Nine Months Ended December 31, 2005 (in thousands)	Quarter Ended April 2, 2005 (in thousands)	Fiscal Year Ended January 1, 2005 (in thousands)
Components of expense:
Service cost	$139	$247	$82	$124
Interest cost	62	100	32	42
Effect of plan termination	(1,933)	—	—	—
Amortization of prior service (credit) cost	(625)	—	42	70
Net loss	53	—	—	—

Post retirement (benefit) expense	$(2,304)	$347	$156	$236

The primary assumptions that previously affected the Company’s accounting for post retirement benefits under SFAS No. 106 as of December 31, 2005 for the Successor and April 2, 2005 and January 1, 2005 for the Predecessor are as follows:

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

Stock option activity under the Predecessor plans was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2003 (1,410,428 exercisable)	2,896,534	1.89
Granted	318,226	4.25
Exercised	(50,000)	4.25
Forfeited	(6,500)	7.60

Outstanding at January 1, 2005 (2,665,773 exercisable)	3,158,260	$2.08
Forfeited	(2,400)	9.00

Outstanding at March 31, 2005 (3,155,860 exercisable)	3,155,860	$2.07

On March 31, 2005, as a result of the Acquisition, all unvested options outstanding under the existing option plans and outstanding immediately prior to the Acquisition and related transactions, became vested. Predecessor stock options that were vested (excluding certain management options that were exchanged for Holdings’ options in connection with the Acquisition – see below) were settled in exchange for cash consideration for each share of Class A common stock underlying such option equal to the per share merger consideration (approximately $18.83 per share) minus the exercise price of such option. As a consequence, subsequent to March 31, 2005, the date of the completion of the Acquisition, all options to purchase previously existing ATD common stock were settled or exchanged and ATD’s then existing stock option plans were terminated.

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

All options granted under the 2005 Plan are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with the Company in the event the recipient elects to exercise options. Options granted under the 2005 Plan generally vest based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance based options vest at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that the initial shareholders have earned a specified return on its initial investment in the Company’s shares. Options granted under the 2005 Plan are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the 2005 Plan, options expire no later than 30 days after the tenth anniversary of the date of grant for non-qualified options and no later than the tenth anniversary of the date of grant for incentive stock options. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the Company’s capital structure. As of December 30, 2006 and December 31, 2005, options to purchase an aggregate of 176,704 shares of Series A Common Stock, at prices of $15.73 and $211.50 per share, were outstanding under the stock option plans.

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

The Company did not issue any new stock options during the fiscal year ended December 31, 2006. During the nine-month period ending December 31, 2005, the Company granted (under the 2005 Plan) options to purchase 149,811 shares of Series A Common Stock with an exercise price of $211.50. These options shall expire no later than 7 years and 30 calendar days from the date of grant. These options vest based on the Company meeting specified performance goals, the passage of time, or the occurrence of certain events. The fair value of the options granted during the nine-months ended December 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model, was $50.75. The fair value of these options granted was determined using the following assumptions: a weighted average risk-free interest rate of 3.87%, no dividend yield, expected life of 7 years and 30 calendar days and no expected volatility. The Company accounts for forfeitures as they occur. As of December 30, 2006, 58,253 options have vested as related to the 2005 Plan and 14,153 options are available for grant.

Stock option activity under the Successor plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Granted on March 31, 2005 (Rollover Options)	33,199	$15.73
Granted during the nine-month period ending December 31, 2005	149,811	211.50
Forfeited	(6,306)	211.50

Outstanding at December 31, 2005 (33,199 exercisable)	176,704	174.72

Granted	—	—
Forfeited	—	—

Outstanding at December 30, 2006 (58,253 exercisable)	176,704	$174.72

The following is summary information about the Successor’s stock options outstanding at December 30, 2006:

Outstanding at December 30, 2006	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at December 30, 2006	Weighted Average Exercise Price
33,199	5.45	$15.73	33,199	$15.73
143,505	5.51	211.50	25,054	211.50

176,704	5.50	$174.72	58,253	$99.93

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not material in fiscal 2006, 2005 and 2004. At December 30, 2006 and December 31, 2005, the Successor has recorded an obligation in other non-current liabilities related to the plan of $3.0 million and $2.1 million, respectively. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheet in other non-current assets related to the Rabbi Trust is $3.0 million at December 30, 2006 and $2.1 million at December 31, 2005.

7. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2007 and 2022. Future minimum lease commitments, net of sublease income, at December 30, 2006 are as follows (in thousands):

2007	$29,338
2008	27,392
2009	24,397
2010	19,626
2011	15,815
Thereafter	54,398

$170,966

The Successor’s rent expense, net of sublease income, under these operating leases was $30.1 million in fiscal year 2006 and $21.1 million for the nine months ended December 31, 2005. The Predecessor’s rent expense, net of sublease income, under these operating leases was $6.6 million in the quarter ended April 2, 2005 and $24.9 million in fiscal 2004.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.1 million capital lease obligation during fiscal 2002. See Note 5 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company, its retail business that was sold in 2001. As of December 30, 2006, the Company’s total obligations, as guarantor on these leases, are approximately $9.0 million extending over 13 years. However, The Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $8.5 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial position, results of operations or cash flows.

8. Income Taxes:

The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from operations for fiscal year 2006 and the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal year 2004 for the Predecessor (in thousands):

	Successor		Predecessor
	Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Year Ended January 1, 2005
Federal—
Current provision (benefit)	$217	$1,229	$(5,877)	$12,307
Deferred (benefit) provision	(1,495)	(1,373)	576	1,585

	(1,278)	(144)	(5,301)	13,892
State—
Current provision (benefit)	271	456	(1,401)	2,084
Deferred (benefit) provision	(475)	(1,040)	82	260

	(204)	(584)	(1,319)	2,344

Total (benefit) provision	$(1,482)	$(728)	$(6,620)	$16,236

Actual income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal year 2006 and the nine months ended December 31, 2005 for the Successor and in the quarter ended April 2, 2005 and fiscal year 2004 for the Predecessor as a result of the following (in thousands):

	Successor		Predecessor
	Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005	Year Ended January 1, 2005
Income tax (benefit) provision computed at the federal statutory rate	$(2,131)	$(811)	$(7,330)	$14,447
Non-deductible preferred stock dividends	612	428	—	—
Permanent differences	170	159	—	71
State income taxes, net of federal income tax benefit	(133)	(615)	(857)	1,688
Non-deductible transaction cost	—	141	1,539	—
Decrease in valuation allowance	—	—	—	(474)
Other	—	(30)	28	504

Income tax (benefit) provision	$(1,482)	$(728)	$(6,620)	$16,236

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 30, 2006 and December 31, 2005, are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets—
Accrued expenses and liabilities	$5,276	$8,184
Net operating loss carry-forwards	3,811	7,072
Employee benefits	3,029	2,309
Inventory cost capitalization	3,741	2,928
Other comprehensive loss	—	77
Other	3,618	3,345

Gross deferred tax assets	$19,475	$23,915

Deferred tax liabilities—
Depreciation, amortization of intangibles	(91,761)	(94,380)
Other comprehensive income	(271)	—
Other	(270)	(422)

Gross deferred tax liabilities	(92,302)	(94,802)

Net deferred tax liabilities	$(72,827)	$(70,887)

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets (liabilities)—
Current	$10,136	$11,190
Noncurrent	(82,963)	(82,077)

	$(72,827)	$(70,887)

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s consolidated balance sheet as of December 30, 2006 reflects a net non-current deferred tax liability of $83.0 million. As part of the Merger, the Company recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal income tax purposes. The Company received this federal income tax refund during the first quarter of 2006. The remaining net deferred tax liability primarily relates to the temporary difference between book and tax basis of the Company’s intangible assets which are amortized for book purposes but are not deductible for tax purposes.

At December 30, 2006, the Company had $0.0 million net operating losses (“NOLs”) available for federal tax purposes and NOLs available for state tax purposes of approximately $70.5 million. The NOLs for state tax purposes will expire between 2011 and 2026. The Company expects to utilize these NOLs prior to their expiration date.

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

9. Warrants:

In March 2005, in connection with the Merger, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A common stock at $.01 per share. The warrants expire on September 30, 2015. The Successor has recorded these warrants at fair value and has presented them as a component of stockholders’ equity at December 30, 2006 and December 31, 2005.

10. Redeemable Preferred Stock:

In connection with the Merger, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of January 2008 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. As of December 30, 2006, the stated redemption value of the Series B preferred stock was $0.7 million and is included in other liabilities within the accompanying consolidated balance sheet.

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

The following represents the issued and outstanding redeemable preferred stock at December 30, 2006 and December 31, 2005 (dollars in thousands, except share data):

	December 30, 2006	December 31, 2005
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$707	$1,634
Redeemable preferred stock—8% cumulative: 20,000 shares authorized, issued and outstanding	19,115	16,925

Total redeemable preferred stock	$19,822	$18,559

11. Common Stock:

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

12. Related Party Transactions:

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

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the Acquisition for services to be rendered over a period of five years following the date of Acquisition. This payment was deferred and is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $1.9 million during the fiscal year ended December 30, 2006 and $4.5 million during the nine months ended December 31, 2005.

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

14. Subsidiary Guarantor Financial Information:

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

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed Consolidating Balance Sheets as of December 30, 2006 for the Successor and December 31, 2005 for the Successor are as follows:

	Successor As of December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,304	$223	$—	$3,600
Accounts receivable, net	—	79,809	51,295	—	131,104
Inventories	—	180,131	117,533	—	297,664
Other current assets	2	17,249	1,010	—	18,261

Total current assets	75	280,493	170,061	—	450,629

Property and equipment, net	—	38,295	6,276	—	44,571
Goodwill and other intangible assets, net	—	572,859	21,733	—	594,592
Investment in subsidiaries	285,253	156,814	—	(442,067)	—
Other assets	2,543	30,542	629	—	33,714

Total assets	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$245,415	$—	$—	$245,415
Accrued expenses	25	26,881	1,828	—	28,734
Current maturities of long-term debt	—	3,853	—	—	3,853
Intercompany payables (receivables)	1,357	(37,037)	35,680	—	—

Total current liabilities	1,382	239,112	37,508	—	278,002

Long-term debt	49,909	467,245	—	—	517,154
Deferred income taxes	—	82,963	—	—	82,963
Other liabilities	—	4,430	4,377	—	8,807
Redeemable preferred stock	19,822	—	—	—	19,822
Stockholders’ equity:
Intercompany investment	—	280,622	134,270	(414,892)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,208)	4,196	22,544	(26,740)	(6,208)
Accumulated other comprehensive income	435	435	—	(435)	435
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,758	285,253	156,814	(442,067)	216,758

Total liabilities and stockholders’ equity	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

	Successor As of December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,726	$1,746	$—	$5,545
Accounts receivable, net	—	86,259	41,463	—	127,722
Inventories	—	173,831	107,584	—	281,415
Income tax receivable	—	12,699	—	—	12,699
Other current assets	3	20,771	1,154	—	21,928

Total current assets	76	297,286	151,947	—	449,309

Property and equipment, net	—	37,318	7,278	—	44,596
Goodwill and other intangible assets, net	—	586,005	2,375	—	588,380
Investment in subsidiaries	282,883	130,870	—	(413,753)	—
Other assets	2,866	34,303	664	—	37,833

Total assets	$285,825	$1,085,782	$162,264	$(413,753)	$1,120,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$207,184	$2,100	$—	$209,284
Accrued expenses	—	31,164	2,345	—	33,509
Current maturities of long-term debt	—	4,671	25	—	4,696
Intercompany payables (receivables)	2,457	(25,129)	22,672	—	—

Total current liabilities	2,457	217,890	27,142	—	247,489

Long-term debt	44,003	496,546	—	—	540,549
Deferred income taxes	—	82,077	—	—	82,077
Other liabilities	—	6,386	4,252	—	10,638
Redeemable preferred stock	18,559	—	—	—	18,559
Stockholders’ equity:
Intercompany investment	—	280,622	113,282	(393,904)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(1,601)	2,385	17,588	(19,973)	(1,601)
Accumulated other comprehensive loss	(124)	(124)	—	124	(124)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,806	282,883	130,870	(413,753)	220,806

Total liabilities and stockholders’ equity	$285,825	$1,085,782	$162,264	$(413,753)	$1,120,118

Condensed Consolidating Statements of Operations for fiscal year ended December 30, 2006 and the nine months ended December 31, 2005 for the Successor and quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor are as follows:

	Successor For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$988,420	$589,553	$—	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	805,582	488,012	—	1,293,594

Gross profit	—	182,838	101,541	—	284,379
Selling, general and administrative expenses	36	137,897	89,466	—	227,399
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(36)	42,301	12,075	—	54,340

Other income (expense):
Interest expense	(8,446)	(46,006)	(5,613)	—	(60,065)
Other, net	—	(453)	89	—	(364)
Equity earnings of subsidiaries	1,811	4,956	—	(6,767)	—

(Loss) income from operations before income taxes	(6,671)	798	6,551	(6,767)	(6,089)
Income tax (benefit) provision	(2,064)	(1,013)	1,595	—	(1,482)

Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)

	Successor For the Nine Months Ended December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$761,819	$389,125	$—	$1,150,944
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	622,755	316,570	—	939,325

Gross profit	—	139,064	72,555	—	211,619
Selling, general and administrative expenses	7	125,569	47,029	—	172,605
Transaction expenses	—	95	—	—	95

Operating (loss) income	(7)	13,400	25,526	—	38,919

Other income (expense):
Interest (expense) income	(5,798)	(35,584)	23	—	(41,359)
Other, net	(2)	41	72	—	111
Equity earnings of subsidiaries	2,385	17,588	—	(19,973)	—

(Loss) income from operations before income taxes	(3,422)	(4,555)	25,621	(19,973)	(2,329)
Income tax (benefit) provision	(1,821)	(6,940)	8,033	—	(728)

Net (loss) income	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating (loss) income	—	(22,515)	5,502	—	(17,013)

Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

(Loss) income from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Income tax (benefit) provision	—	(8,376)	1,756	—	(6,620)

Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

	Predecessor For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$877,573	$404,496	$—	$1,282,069
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	712,571	331,222	—	1,043,793

Gross profit	—	165,002	73,274	—	238,276
Selling, general and administrative expenses	—	132,379	50,856	—	183,235

Operating income	—	32,623	22,418	—	55,041

Other income (expense):
Interest expense	—	(13,361)	(10)	—	(13,371)
Other, net	—	(729)	336	—	(393)
Equity earnings of subsidiaries	—	13,798	—	(13,798)	—

Income from operations before income taxes	—	32,331	22,744	(13,798)	41,277
Income tax provision	—	7,290	8,946	—	16,236

Net income	$—	$25,041	$13,798	$(13,798)	$25,041

Condensed Consolidating Statements of Cash Flows for the fiscal year ended December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor are as follows:

	Successor For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	351	26,547	3,616	—	30,514
Impairment of intangible asset	—	2,640	—	—	2,640
Provision for doubtful accounts	—	3	(328)	—	(325)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	6,347	—	—	—	6,347
Benefit for deferred income taxes	—	(1,970)	—	—	(1,970)
Post-retirement benefit plan termination		(1,933)	—	—	(1,933)
Other, net	822	(89)	(459)	—	274
Equity earnings of subsidiaries	(1,811)	(4,956)	—	6,767	—
Change in assets and liabilities:
Accounts receivable, net	—	6,447	(4,254)	—	2,193
Inventories	—	(6,300)	(1,595)	—	(7,895)
Other current assets	1	2,003	124	—	2,128
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	25	39,162	(13,472)	—	25,715
Other, net	(25)	(288)	213	—	(100)

Net cash provided by (used in) operating activities	1,103	76,682	(11,199)	—	66,586

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,989)	632	—	(20,357)
Purchase of property and equipment	—	(8,866)	(979)	—	(9,845)
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Proceeds from sale of property and equipment	—	57	364	—	421
Other, net	—	(536)	—	—	(536)
Intercompany	(1,100)	(9,023)	10,123	—	—

Net cash (used in) provided by investing activities	(1,100)	(37,567)	10,140	—	(28,527)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,413,621	—	—	1,413,621
Repayments of revolving credit facility	—	(1,448,090)	—	—	(1,448,090)
Payments of other long-term debt	—	(4,837)	(464)	—	(5,301)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(39,537)	(464)	—	(40,004)

Net decrease in cash and cash equivalents	—	(422)	(1,523)	—	(1,945)
Cash and cash equivalents, beginning of year	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of year	$73	$3,304	$223	$—	$3,600

	Successor For the period from April 2, 2005 through December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	245	18,276	1,979	—	20,500
Provision for doubtful accounts	—	750	341	—	1,091
Inventory step-up amortization	—	4,692	—	—	4,692
Accretion of 8% cumulative preferred stock and Senior Discount Notes	4,331	—	—	—	4,331
(Benefit) provision for deferred income taxes	—	(2,558)	145	—	(2,413)
Other, net	1,224	(543)	50	—	731
Equity earnings of subsidiaries	(2,385)	(17,588)	—	19,973	—
Change in assets and liabilities:
Accounts receivable, net	—	11,703	933	—	12,636
Inventories	—	(21,362)	(22,723)	—	(44,085)
Other current assets	275	10,956	(134)	—	11,097
Accounts payable and accrued expenses	—	(31,571)	(1,966)	—	(33,537)
Other, net	(897)	(5,749)	(1,450)	—	(8,096)

Net cash provided by (used in) operating activities	1,192	(30,609)	(5,237)	—	(34,654)

Cash flows from investing activities:
Acquisition of Predecessor	—	(458,347)	—	—	(458,347)
Other Acquisitions, net of cash acquired	—	(4,497)	231	—	(4,266)
Purchase of property and equipment	—	(4,118)	(1,968)	—	(6,086)
Proceeds from sale of property and equipment	—	74	110	—	184
Other	—	(300)	—	—	(300)
Intercompany	(1,085)	(7,577)	8,662	—	—

Net cash (used in) provided by investing activities	(1,085)	(474,765)	7,035	—	(468,815)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,100,320	—	—	1,100,320
Repayments of revolving credit facility	—	(1,088,448)	—	—	(1,088,448)
Payments of other long-term debt	—	(2,441)	(217)	—	(2,658)
Payments of deferred financing costs	(1,310)	(34,076)	—	—	(35,386)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—
Other	(100)	786	—	—	686

Net cash (used in) provided by financing activities	(34)	505,762	(217)	—	505,511

Net increase in cash and cash equivalents	73	388	1,581	—	2,042
Cash and cash equivalents, beginning of year	—	3,338	165	—	3,503

Cash and cash equivalents, end of year	$73	$3,726	$1,746	$—	$5,545

	Predecessor For the Quarter Year Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Stock-based compensation expense	—	8,584	—	—	8,584
Provision for deferred income taxes	—	658	—	—	658
Other, net	—	(233)	(32)	—	(265)
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable, net	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,580)	(3,072)	—	(12,652)
Other current assets	—	(8,900)	551	—	(8,349)
Accounts payable and accrued expenses	—	51,164	(7,173)	—	43,991
Other, net	—	(1,354)	(123)	—	(1,477)

Net cash provided by (used in) operating activities	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash (used in) provided by investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of year	—	2,509	825	—	3,334

Cash and cash equivalents, end of year	$—	$3,338	$165	$—	$3,503

	Predecessor For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$—	$25,041	$13,798	$(13,798)	$25,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	—	5,564	2,373	—	7,937
Provision for doubtful accounts	—	186	134	—	320
Provision for deferred income taxes	—	1,847	—	—	1,847
Other, net	—	(218)	7	—	(211)
Equity earnings of subsidiaries	—	(13,798)	—	13,798	—
Change in assets and liabilities:
Accounts receivable, net	—	(21,017)	4,971	—	(16,046)
Inventories	—	(19,763)	(1,159)	—	(20,922)
Other current assets	—	(4,766)	(402)	—	(5,168)
Accounts payable and accrued expenses	—	47,810	(15,224)	—	32,586
Other, net	—	414	(89)	—	325

Net cash provided by operating activities	—	21,300	4,409	—	25,709

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,331)	124	—	(59,207)
Purchase of property and equipment	—	(3,173)	(1,206)	—	(4,379)
Proceeds from sale of property and equipment	—	54	230	—	284
Intercompany	—	(2,418)	2,418	—	—

Net cash (used in) provided by investing activities	—	(64,868)	1,566	—	(63,302)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,269,626	—	—	1,269,626
Repayments of revolving credit facility	—	(1,207,630)	(5,145)	—	(1,212,775)
Payments of other long-term debt	—	(16,300)	(36)	—	(16,336)
Proceeds from issuance of common stock	—	213	—	—	213
Payments for deferred financing costs	—	(2,127)	—	—	(2,127)
Series A preferred stock redemption	—	(1,000)	—	—	(1,000)

Net cash provided by (used in) financing activities	—	42,782	(5,181)	—	37,601

Net (decrease) increase in cash and cash equivalents	—	(786)	794	—	8
Cash and cash equivalents, beginning of year	—	3,295	31	—	3,326

Cash and cash equivalents, end of year	$—	$2,509	$825	$—	$3,334

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended December 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table contains information regarding our directors and executive officers as of December 30, 2006. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
Richard P. Johnson	59	Chairman, Chief Executive Officer and Director
William E. Berry	52	President and Chief Operating Officer
J. Michael Gaither	54	Executive Vice President, General Counsel and Secretary
David L. Dyckman	42	Executive Vice President and Chief Financial Officer and Treasurer
Daniel K. Brown	53	Senior Vice President—Sales
Phillip E. Marrett	56	Senior Vice President— Procurement and Marketing
David Tayeh	39	Director
Donald Hardie	39	Director
Alain Redheuil	58	Director
Randy Peeler	42	Director
Joel Beckman	51	Director
Joseph P. Donlan	60	Director
James O. Egan	58	Director

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

J. Michael Gaither—Executive Vice President, General Counsel and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as our Senior Vice President, General Counsel and Secretary since joining us in 1991. He served as Treasurer from February 2001 to June 2003. Prior to 1991, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

David L. Dyckman—Executive Vice President and Chief Financial Officer. Mr. Dyckman joined the Company in January 2006. Prior to that, Mr. Dyckman served as Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005. From April 1998 to December 2004, Mr. Dyckman served as Chief Financial Officer and Vice President of Corporate Development for NN, Inc. Mr. Dyckman holds a Masters of Business Administration from Cornell University in Ithaca, NY.

Daniel K. Brown—Senior Vice President—Sales. Mr. Brown joined us in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980’s and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for the Company. Mr. Brown holds a B.A. from Western Carolina University.

Phillip E. Marrett—Senior Vice President—Procurement and Marketing. Mr. Marrett joined the Company in 1998 as Regional Vice President in the Southeast Division. Prior to joining us, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996).

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

Compensation Committee Report

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section included in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
David Tayeh
Donald Hardie Randy Peeler

Compensation Discussion and Analysis

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. Later in this Form 10-K, you will find a series of tables containing specific information about the compensation earned in 2006 by the following individuals, referred to as our named executive officers:

•	Richard P. Johnson, Chairman and Chief Executive Officer

•	David L. Dyckman, Executive Vice President and Chief Financial Officer

•	William E. Berry, President and Chief Operating Officer

•	J. Michael Gaither, Executive Vice President and General Counsel

•	Daniel K. Brown, Senior Vice President of Sales

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Objectives

The Company’s compensation committee is charged by the Board of Directors with establishing and reviewing the compensation programs for the named executive officers. Our overall goal in compensating executive officers is to attract, retain and motivate key executives of superior ability who are critical to our future success. We believe that both short-term and long-term incentive compensation paid to executive officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities are directly related to achievement of financial and operational goals and other factors that impact shareholder value.

Our compensation decisions with respect to executive officer salaries, annual incentives, and long-term incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) the overall performance and profitability of the Company, and (c) our assessment of the competitive marketplace, including other peer companies. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus, and long-term incentives, including stock-based awards.

We also believe that the best way to directly align the interests of our executives with the interests of our shareholders is to make sure that our executives acquire and retain an appropriate level of stock ownership throughout their tenure with us. Our compensation program pursues this objective through our equity-based long-term incentive awards.

Overview of Executive Compensation Components

The Company’s executive compensation program consists of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	• Core competence of the executive relative to skills, experience and contributions to the Company	• Provide fixed compensation based on competitive market practice

Annual Cash Incentive	• Contributions toward the Company’s achievement of specified Indenture EBITDA(1)

•   Provides focus on meeting annual goals that lead to our long-term success

•   Provides annual performance-based cash incentive compensation

•   Motivates achievement of critical annual performance metrics

Long-Term Incentives

Stock Option Program

•   Vesting program based on achievement of specified Indenture EBITDA targets, thereby aligning executive’s interests with those of shareholders

•   Continued employment with the Company during a 5-year vesting period

• Executive focus on Company performance • Executive ownership of Company security • Retention in a challenging business environment and competitive labor market

Retirement Benefits

•   Our executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax qualified and nonqualified retirement plans

•   The Deferred Compensation Plan is both a nonqualified voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory plan that provides for certain contributions to be made on behalf of certain executives by the Company according to a Board approved schedule. Both contributory and non-contributory amounts and earnings are unfunded.

• Provides a tax-deferred retirement savings alternative to certain eligible executives

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Welfare Benefits

•   Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.

•   Continuation of welfare benefits may occur as part of severance upon certain terminations of employment.

•   In addition, we sponsor an executive medical program for our executive officers, which provides for reimbursement for the executive officer and eligible dependents for medical expenses not covered by the Group Medical Plan

• These benefits are part of our broad-based total compensation program • The Company believes it benefits from these perquisites by encouraging our executive officers to protect their health.

Additional Benefits and Perquisites	• Certain Executive Officers: One club membership	• Club memberships facilitate the role of certain Executives as a Company representative in the community

Termination Benefits

•   We have employment agreements with certain officers, including our named executive officers. The agreements provide severance benefits if an officer’s employment is terminated without cause or the officer leaves for good reason, each defined in the agreements.

• Termination benefits are designed to retain executives and provide continuity to management.

(1)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States.

The use of these programs enables the Company to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operations performance with long-term shareholder value, and encourages executive recruitment and retention.

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, the Company seeks to provide competitive pay by targeting the 50th percentile relative to a peer group for total direct compensation opportunities, including salary, target annual bonus, and long-term incentives. To achieve the 50th percentile positioning for the annual cash compensation component, we provide somewhat conservative base salaries and higher-than-average target bonus opportunities, to focus less on fixed pay and more on performance-based opportunities. Targeted annual cash bonus opportunities are based on our budgeted annual Indenture EBITDA goals, and may fluctuate from year-to-year.

With the assistance of an independent compensation consultant, Mercer Human Resource Consulting (“Mercer”), the compensation committee collects and analyzes competitive market data. Data sources include public company proxy statements and published national executive compensation surveys. Compensation paid to our named executive officers is compared with compensation paid to executive officers in comparable positions at similar companies (our “Peer Group”). The Peer Group consists of 14 publicly traded companies within the auto parts wholesale/retail or durable goods wholesale industry categories that are comparable in size to the Company. For the Company’s named executive officers, composite market values were developed from a blend of peer group proxy pay data and published survey data. Targeted revenue scopes for general industry market data were discounted by 50% to account for lower profit margins within the wholesale industry as compared with the broader market. This information is used to determine our competitive position among similar companies in the marketplace, and to assist the compensation committee in setting targeted pay at the desired range relative to our peers.

2006 Base Salary

Base salary levels reflect a combination of factors, including competitive pay levels relative to peer groups discussed above, the executive’s experience and tenure, our overall annual budget for both merit increases and Indenture EBITDA, the executive’s individual performance, and changes in responsibility. The compensation committee reviews salary levels annually to recognize these factors. We do not target base salary at any particular percent of total compensation.

As noted above, the Company’s compensation philosophy targets base salaries that are somewhat below market for comparable positions. The base salaries of our named executive officers compared to competitive benchmarking reflect our conservative philosophy. Base salary increases are consistent with marketplace data and practice. There were no base pay increases granted in 2006 for the named executive officers.

2006 Annual Incentive Plan

Our Annual Incentive Plan (the “Annual Incentive Plan”) provides our executive officers an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals. As in setting base salaries, we consider a combination of factors in establishing the annual target bonus opportunities for our named executive officers. Budgeted Indenture EBITDA is a primary factor, as target bonus opportunities are adjusted annually when we set our budget Indenture EBITDA goals for the year. We do not target annual bonus opportunities at any particular percentage of total compensation.

As mentioned above, the compensation committee sets higher than average target bonus opportunities so that, when combined with conservative salary levels, the targeted annual cash compensation of our executive officers is at or below the 75th percentile relative to our peer group based on competitive benchmarking by Mercer. Actual cash compensation levels may exceed the 75th percentile to the extent actual performance exceeds our annual performance goals.

For the named executives, the compensation committee sets annual bonus opportunities for 2006 based on achievement of performance goals relating to Indenture EBITDA of the Company, which we believe has a strong correlation with shareholder value. We set the Indenture EBITDA goals for 2006 bonus opportunities at levels that are intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry.

Once our performance goals have been set and approved, the Compensation Committee then sets a bonus pool for all executives covered by the Annual Incentive Plan as a percentage of Indenture EBITDA. The Committee then sets a range of bonus opportunities for each named executive officer based on the achievement of such goals. Target bonus opportunities for 2006 were set as a percentage of said pool as follows: Mr. Johnson, 11.5%; Mr. Berry, 10.0%; Messrs. Dyckman, Gaither and Brown, 5.5% each.

Actual bonus amounts for 2006 were determined based on relative achievement of the performance goals. The named executives were eligible to earn their percentage of the bonus pool if the Company achieved at least 95% of their Indenture EBITDA goal. No bonus is earned if performance falls below 95% of the Indenture EBITDA goal. The pool grows pro-rata for Indenture EBITDA between the 95% and 100% achievement of the Company’s Indenture EBITDA goal. Above 100% of the Company’s Indenture EBITDA goal, the pool grows by 40% of each incremental Indenture EBITDA dollar. The Compensation Committee has the authority to exercise discretion for years in which the Company’s performance, while not at budgeted levels, exceed competitive market data and out-performs the industry in general. Given the fact that the industry was down nationwide in 2006 and the Company outperformed the industry, the compensation committee decided to pay a discretionary bonus for 2006.

Stock Option Plans

The Company has adopted one stock option plan, the 2005 Management Stock Incentive Plan (the “2005 Plan”), which is designed to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of common stock under terms and conditions to be set by the Company’s Board of Directors. A committee appointed by the Company’s Board of Directors shall administer the plan. The committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Series A Common Stock that will be issuable upon exercise of the options granted. The purchase price for shares of Series A Common Stock issuable upon exercise of the options granted is fixed by the committee, but cannot be less than the fair market value of the Series A Common Stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 30, 2006, options to purchase an aggregate of 176,704 shares of Series A Common Stock, at prices of $15.73 and $211.50 per share, were outstanding under the 2005 Plan.

All options granted under the 2005 Plan are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with us in the event the recipient elects to exercise options. Options granted under the 2005 Plan generally vest based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance based options vest at the end of each year based on the achievement of annual or cumulative Indenture EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that the initial shareholders have earned a specified return on its initial investment in our shares. Options granted under the 2005 Plan are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the 2005 Plan, options expire no later than 30 days after the tenth anniversary of the date of grant for non-qualified options and no later than the tenth anniversary of the date of grant for incentive stock options. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends and reclassifications.

Upon the termination of an option holder’s employment, the stock option agreement typically provides that all or a portion of the option lapses unless exercised by the option holder or his or her personal representative within a specified period of time after the termination.

In connection with the Merger, on March 31, 2005 we granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, non- qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. All Rollover Options granted under the 2005 Plan are fully vested.

Fiscal Year 2006 Summary Compensation Table

The following table summarizes fiscal 2006 compensation for our Chief Executive Officer, Chief Financial Officer and each of our other three most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (a)	All Other Compensation ($)	Total ($)
Richard P. Johnson Chairman, Chief Executive Officer	2006	$525,000	$115,000	$15,570	$655,570

David L. Dyckman Executive Vice President and Chief Financial Officer	2006	250,000	55,000	14,400	319,400

William E. Berry President and Chief Operating Officer	2006	325,000	100,000	24,317	449,317

J. Michael Gaither Executive Vice President, General Counsel and Secretary	2006	280,000	55,000	24,317	359,317

Daniel K. Brown Senior Vice President—Sales	2006	250,000	55,000	21,557	326,557

(a)	Reflects annual bonuses approved by the compensation committee for fiscal year 2006. With the adoption of the new disclosure requirements for Executive Compensation, management has determined it to be more appropriate to provide bonus amounts for these executive officers based on the year in which the bonus was earned versus the historical presentation of when the bonus amounts were paid (which traditionally fell in the subsequent year). Management believes this presentation is more informative as these bonus amounts are indicative of the Company’s overall performance and related incentive pay structure. Accordingly the bonus for fiscal 2005, paid in 2006, is not disclosed in the above table. The bonus amounts for fiscal 2005, paid in 2006, for Messrs. Johnson, Dyckman, Berry, Gaither and Brown that would have been disclosed under the historical presentation are $0.9 million, $0.0 million, $0.5 million, $0.3 million, and $0.3 million, respectively.

All Other Compensation from Summary Compensation Table

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

Name	401K Company Match	Vehicle Allowance		Long-term Disability	Total
Richard P. Johnson	$6,600	$8,053	(1)	$917	$15,570
David L. Dyckman	—	14,400		—	14,400
William E. Berry	6,600	16,800		917	24,317
J. Michael Gaither	6,600	16,800		917	24,317
Daniel K. Brown	6,240	14,400		917	21,557

(1)	Represents amounts included in taxable wages with respect to personal use of a Company vehicle.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options for our Chief Executive Officer, Chief Financial Officer and each of our other three most highly compensated executive officers as of December 30, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard P. Johnson	15,323	(a)	—		$15.73	06/12/12
	8,257	(b)	19,267	(b)	211.50	06/22/12
	—		19,773	(c)	211.50	06/22/12

David L. Dyckman	1,101	(b)	2,569	(b)	211.50	01/03/13
	—		2,636	(c)	211.50	01/03/13

William E. Berry	10,215	(a)	—		15.73	06/12/12
	5,505	(b)	12,844	(b)	211.50	06/22/12
	—		13,182	(c)	211.50	06/22/12

J. Michael Gaither	7,661	(a)	—		15.73	06/12/12
	1,239	(b)	2,890	(b)	211.50	06/22/12
	—		2,966	(c)	211.50	06/22/12

Daniel K. Brown	1,101	(b)	2,569	(b)	211.50	06/22/12
	—		2,636	(c)	211.50	06/22/12

(a)	Represents non-qualified options (the “Rollover Options”) that were granted in connection with the Acquisition, in exchange for the assignment and transfer to the Company of options to purchase ATD common stock under the previously existing ATD stock option plan. All Rollover Options were granted under the 2005 Plan and are fully vested.
(b)	Represents options that were granted under the 2005 Plan which vest based on the Company meeting specified performance goals, the passage of time or upon the occurrence of certain events.
(c)	Represents options that were granted under the 2005 Plan which vest in connection with the future sale of the Company if the majority shareholders earn at least a twenty-five percent (25%) annual internal rate of return on the investment in the Company.

Nonqualified Deferred Compensation

The following table sets forth our executive officers’ information regarding nonqualified deferred compensation plans, including, with respect to each named executive officer, the aggregate contributions made by such executive officer during the year ended December 30, 2006, the aggregate contributions made by the Company during the year ended December 30, 2006, on behalf of the executive officer, the aggregate interest or other earnings accrued during the year ended December 30, 2006, the aggregate value of withdrawals and distributions to the executive officer during the year ended December 30, 2006 and balance of account as of December 30, 2006.

Name	Executive Contributions in 2006 ($) (a)	Registrant Contributions in 2006 ($)	Aggregate Earnings in 2006 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 30, 2006 ($)
Richard P. Johnson	$10,500	$27,000	$38,452	$—	$297,634
David L. Dyckman	—	—	—	—	—
William E. Berry	79,100	20,000	26,373	—	$279,668
J. Michael Gaither	12,169	17,000	37,422	—	$357,614
Daniel K. Brown	—	16,000	56,985	—	$328,511

(d)	Amounts in this column are included in the amounts reported as salary in the Fiscal Year 2006 Summary Compensation Table for each of the named executive officers.

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

Potential Payments upon Termination

Employment and Severance Agreements

We have entered into employment agreements with each of Messrs. Johnson, Dyckman, Berry, Gaither and Brown providing for the payment of an annual base salary and bonus opportunities, as well as participation by the employee in the benefit plans and programs generally maintained by us for senior executives from time to time.

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

In the event Messrs. Brown is terminated without “cause”, as defined in his employment agreement, we will pay a monthly sum equal to two times his respective monthly base salary in effect at such time for a period of one year. In addition, unless Messrs. Brown is terminated for “cause”, he is entitled to continued health benefits for a period of one year.

The severance agreements each contain confidentiality and noncompete provisions.

Compensation of Directors

During fiscal year 2006, the following compensation was paid to Alain Redheuil, the one director receiving a fee for service who is otherwise not an employee of the Company or a representative of our shareholders:

Name	Fees Earned or Paid in Cash ($)
Alain Redheuil	$50,000

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, David Tayeh, Donald Hardie and Randy Peeler served on a compensation committee of our Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full Board of Directors.

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

Investcorp and its co-investors beneficially own all of the outstanding Series D Common Stock, constituting approximately 69.6% of our outstanding voting power and the co-sponsors beneficially own all of the outstanding Series B Common Stock, constituting approximately 30.4% of our outstanding voting power. Investcorp, its co-investors and certain members of our management beneficially own outstanding shares of Series A Common Stock, all of which are non-voting stock.

The following tables set forth certain information regarding the beneficial ownership of the voting stock of Holdings as of March 15, 2007. The tables set forth:

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

Series A Common Stock

(Non-Voting Stock)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Series (3)
Richard P. Johnson	23,580	(5)	3.3%
1818 Mezzanine Fund	21,895	(4)	3.1
William E. Berry	15,720	(5)	2.2
J. Michael Gaither	8,900	(5)	1.3
Daniel K. Brown	3,465	(6)	0.5
David L. Dyckman	1,101	(6)	0.2
All of our directors and executive officers as a group (7 persons)	78,126	(7)	10.2

Series B Common Stock

(30.4% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Berkshire Fund VI Limited Partnership (8)	221,969	72.2%
Greenbriar Equity Fund L.P (9)	81,125	26.4
Berkshire Investors LLC (8)	2,616	0.9
Greenbriar Coinvestment Partners, L.P (9)	1,617	0.5

Series D Common Stock

(69.6% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Investcorp S.A. (10)(11)	1,500	100.0%
Ballet Limited (11)	138	9.2
Denary Limited (11)	138	9.2
Gleam Limited (11)	138	9.2
Highlands Limited (11)	138	9.2
Nobel Limited (11)	138	9.2
Outrigger Limited (11)	138	9.2
Quill Limited (11)	138	9.2
Radial Limited (11)	138	9.2
Shoreline Limited (11)	138	9.2
Zinnia Limited (11)	138	9.2
Investcorp Investment Equity Limited (11)	120	8.0

(1)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(2)	For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2007 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This number reflects the percentage of the number of outstanding shares of such series of our stock, after giving effect to the exercise of options and/or warrants owned by such person or persons.
(4)	Represents shares issuable upon the exercise of warrants. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to exercise investment power over the shares. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”
(5)	Represents shares of Series A common stock issuable upon the exercise of options.
(6)	Includes 1,101 shares of Series A common stock issuable upon the exercise of options.
(7)	Includes 51,503 shares of Series A common stock issuable upon the exercise of options.
(8)	In care of Berkshire Partners LLC, One Boston Place, 33rd Floor, Boston, MA 02108.
(9)	In care of Greenbriar Equity Group LLC, 555 Theodore Fremd Avenue, Suite A-201, Rye, New York 10580.
(10)	Investcorp S.A. does not directly own any of our stock but may be deemed to share beneficial ownership as described below. The number of shares of stock shown as owned by Investcorp S.A. includes all of the shares owned by Investcorp Investment Equity Limited. Investcorp S.A. owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of our voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(11)	Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited (“CIP”) owns none of our stock. CIP indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP may be deemed to share beneficial ownership of our shares of voting stock held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of our voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.

The following table provides information as of December 30, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	176,704	$174.72	14,153
Equity compensation plans not approved by shareholders	—	—	—

Total	176,704	$174.72	14,153

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Notes 9, 10 and 12 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2006 and as of December 30, 2006, a majority of our Directors do not meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our Directors and deem each to be at an arms length and no more favorable then transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal year 2006 and the aggregate twelve-month period of 2005.

	2006	2005
	(in thousands)
Audit Fees (a)	$805	$381
Audit-Related Fees (b)	146	376
Tax Fees (c)	329	325
All Other Fees	—	—

Total	$1,280	$1,082

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Audit-related fees include payment for services in connection with the Acquisition and various other acquisitions as well as the audit of our employee benefit plans and consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005 for the Successor

•

Consolidated Statements of Operations for the fiscal year ended December 30, 2006 and the nine months ended December 31, 2005 for the Successor and the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor

•

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal year ended December 30, 2006 and the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor

•

Consolidated Statements of Cash Flows for the fiscal year ended December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 and fiscal year ended January 1, 2005 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Fiscal Year Ended December 30, 2006 and the Nine Months Ended December 31, 2005 for the Successor and the Quarter Ended April 2, 2005 and Fiscal Year Ended January 1, 2005 for the Predecessor

(in thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Year
Successor 2006
Allowance for doubtful accounts	$998	$(325)	144	(2)	$234	(1)	$1,051
Acquisition exit cost reserves (3)	3,617	1,024	164	(4)	(1,221)		3,584
Inventory reserves	809	2,832	92	(2)	(1,881)		1,852
Sales returns and allowances	1,755	2,833	51	(2)	(2,718)		1,921
Successor Nine months ended December 31, 2005
Allowance for doubtful accounts	$1,104	$1,091	(227	)(2)	$(970	)(1)	$998
Acquisition exit cost reserves (3)	3,232	—	1,755	(4)	(1,370)		3,617
Inventory reserves	1,416	400	89	(2)	(1,096)		809
Sales returns and allowances	1,664	2,975	—		(2,884)		1,755
Predecessor Quarter ended April 2, 2005
Allowance for doubtful accounts	$1,587	$279	(335	)(2)	$(427	)(1)	$1,104
Acquisition exit cost reserves (3)	3,688	—	—		(456)		3,232
Inventory reserves	1,084	431	—		(99)		1,416
Sales returns and allowances	1,737	318	—		(391)		1,664
Predecessor 2004
Allowance for doubtful accounts	$1,112	$320	915	(2)	$(760	)(1)	$1,587
Acquisition exit cost reserves (3)	278	16	3,566	(4)	(172)		3,688
Valuation allowance on deferred tax assets	1,044	—	—		(1,044)		—
Inventory reserves	952	711	223	(2)	(802)		1,084
Sales returns and allowances	1,374	1,954	—		(1,591)		1,737

(1)	Accounts written off during the year, net of recoveries.
(2)	Opening balances and opening balance sheet adjustments relating to the acquisition of Samaritan Tire, Silver State, Wholesale Tire, Big State, and Target Tire.
(3)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Represents facilities closing cost of acquired Silver State, Wholesale Tire and Target Tire distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated February 4, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

2.2	Amended and Restated Agreement and Plan of Merger, dated March 7, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

3.1	Certificate of Incorporation of American Tire Distributors Holdings, Inc. ++

3.2	Amended and Restated Certificate of American Tire Distributors Holdings, Inc. ++

3.3	By-laws of American Tire Distributors, Inc. as amended. *

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. ++

3.5	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”) ♦

3.6	Second Restated Certificate of Incorporation of Heanfer Tire Group, Inc. ±

3.7	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002 ≠

3.8	Third Restated Certificate of Incorporation of American Tire Distributors, Inc. ^

3.9	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc. ‡

3.10	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc. **

3.11	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. ++

3.12	Amended and Restated By-laws of the Company. ++

3.13	Articles of Incorporation of The Speed Merchant, Inc. *

3.14	By-laws of The Speed Merchant, Inc. *

3.15	Articles of Incorporation of Phoenix Racing, Inc. *

3.16	By-laws of Phoenix Racing, Inc. *

3.17	Articles of Incorporation of California Tire Company. ††

3.18	By-laws of California Tire Company. ††

3.19	Articles of Incorporation of T.O. Haas Holding Co., Inc. ♦

3.20	Amended By-laws of T.O. Haas Holding Co., Inc. ♦

3.21	Articles of Incorporation of T.O. Haas Tire Co., Inc. ♦

3.22	By-laws of T.O. Haas Tire Co., Inc. ♦

3.23	Articles of Incorporation of Texas Market Tire, Inc. ++

3.24	By-laws of Texas Market Tire, Inc. ++

3.25	Articles of Incorporation of Texas Market Tire Holdings I, Inc. ++

3.26	By-laws of Texas Market Tire Holdings I, Inc. ++

3.27	Articles of Incorporation of Target Tire, Inc. ++

3.28	By-laws of Target Tire, Inc. ++

3.29	Articles of Incorporation of Wholesale Tire Distributors, Inc. :

3.30	By-laws of Wholesale Tire Distributors, Inc. :

3.31	Articles of Incorporation of Wholesale Tire Distributors of Idaho, Inc. :

3.32	By-laws of Wholesale Tire Distributors of Idaho, Inc. :

3.33	Articles of Incorporation of Wholesale Tire Distributors of Wyoming, Inc. :

3.34	By-laws of Wholesale Tire Distributors of Wyoming, Inc. :

3.35	Articles of Incorporation of Farm Tire & Supply Co., Inc. :

3.36	By-laws of Farm Tire & Supply Co., Inc. :

4.1	Indenture, dated March 31, 2005, among American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Holdings Indenture”). ++

4.2	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Note Indenture”). ++

4.3	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Note Indenture”). ++

4.4	Supplemental Indenture, dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.5	Supplemental Indenture dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.6	Form of Holdings Senior Discount Note (attached as Exhibit A to the Holdings Indenture). ++

4.7	Form of the Company Floating Rate Note (attached as Exhibit A to the Floating Rate Note Indenture). ++

4.8	Form of the Company Fixed Rate Note (attached as Exhibit A to the Fixed Rate Note Indenture). ++

5.1	Gibson, Dunn and Crutcher, LLP letter as to the legality of the securities being registered, dated May 13, 2005. ++

10.1	Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders ♦♦

10.2	First Amendment to Third Amended and Restated Loan and Security Agreement ==

10.3	Second Amendment to Third Amended and Restated Loan and Security Agreement ^^

10.4	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, among the Company, The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., as Borrowers and Banc of America Securities LLC, as Book Running Manager, Wachovia Securities, GECC Capital Markets Group, Inc. and Banc of America Securities LLC, each as Co-Lead Arranger, Wachovia Bank, National Association and General Electric Capital Corporation as Co-Syndication Agents and Bank of America, N.A. as administrative agent and collateral agent for the Lenders. ++

10.5	First Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.6	Second Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.7	Third Amendment to Fourth Amended and Restated Loan and Security Agreement ••

10.8	Registration Rights Agreement, made as of March 31, 2005, by American Tire Distributors Holdings, Inc for the benefit of the Holders hereto. ++

10.9	Termination Agreement dated March 31, 2005, among The 1818 Mezzanine Fund II, L.P., Charlesbank Equity Fund IV, Limited Partnership and American Tire Distributors, Inc. ++

10.10	Purchase Agreement, dated March 25, 2005, between American Tire Distributors Holdings, Inc. and The 1818 Mezzanine Fund II, L.P. ++

10.11	Stockholders Agreement, dated as of March 31, 2005, by and between American Tire Distributors Holdings, Inc., and each person listed on the signature pages hereto. ++

10.12	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.13	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.14	Securities Purchase Agreement, dated as of May 7, 1997, between The J.H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company *

10.15	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company #

10.16	Commitment Letter, dated March 25, 2005, by and among American Tire Distributors Holdings, Inc. and The Goodyear Tire and Rubber Co. ++

10.17	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan #

10.18	Heafner Tire Group 1999 Stock Option Plan +/-

10.19	American Tire Distributors, Inc. 2002 Stock Option Plan ■

10.20	American Tire Distributors Holdings, Inc. 2005 Management Stock Incentive Plan:

10.21	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett ■

10.22	Form of Incentive Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.23	Form of Base Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.24	The J.H. Heafner Company 1997 Restricted Stock Plan *

10.25	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders *

10.26	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson #

10.27	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas +/-+/-

10.28	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz ##

10.29	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson. ++

10.30	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and William Berry. ++

10.31	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither. ++

10.32	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett. ++

10.33	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown. ++

10.34	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Scott A. Deininger. ++

10.35	Executive Employment Agreement, dated December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman. ?

10.36	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Richard P. Johnson++

10.37	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and William Berry++

10.38	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and J. Michael Gaither. ++

10.39	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Scott A. Deininger. ++

10.40	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Keith Calcagno. ++

10.41	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Daniel K. Brown. ++

10.42	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Phillip E. Marrett. ++

10.43	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas Gibson. ++

10.44	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas L. Dawson. ++

10.45	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Lawrence B. Stoddard. ++

10.46	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Leon J. Sawyer. ++

10.47	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and George J. Bender. ++

10.48	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James Gill. ++

10.49	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James D. Matthews. ++

10.50	Purchase Agreement, dated March 23, 2005 between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.51	Registration Rights Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLO, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.52	Purchase Agreement, dated March 23, 2005, between American Tire Distributors, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC, and Wachovia Capital Markets, LLC. ++

10.53	Warrant Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and the purchaser named herein. ++

12.1	Statement re: Computation of Ratios ■■

21.1	Chart of Subsidiaries of the Company ■■

23.1	Consent of PricewaterhouseCoopers LLC, an independent registered public accounting firm ■■

23.2	Consent of PricewaterhouseCoopers LLC, an independent registered public accounting firm ■■

25.1	Statement of eligibility of Trustee. ++

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■■

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■■

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ■■

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
♦	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001.
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
≠	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
■	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
♦♦	Incorporated by reference to the Company’s 10-K, filed on March 26, 2004.
==	Incorporated by reference to the Company’s 10-Q, filed on May 17, 2004.
^^	Incorporated by reference to the Company’s 10-Q, filed on November 15, 2004.
++	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 13, 2005.
:	Incorporated by reference to the Company’s 10-K, filed on March 31, 2006.
••	Incorporated by reference to the Company’s 10-Q, filed on May 16, 2006
■■	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ RICHARD P. JOHNSON
Name:	Richard P. Johnson
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	March 30, 2007

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 30, 2007

/s/ DAVID L. DYCKMAN David L. Dyckman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ DAVID TAYEH David Tayeh	Director	March 30, 2007

/s/ DONALD HARDIE Donald Hardie	Director	March 30, 2007

/s/ ALAIN REDHEUIL Alain Redheuil	Director	March 30, 2007

/s/ RANDY PEELER Randy Peeler	Director	March 30, 2007

/s/ JOEL BECKMAN Joel Beckman	Director	March 30, 2007

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 30, 2007

/s/ JAMES O. EGAN James O. Egan	Director	March 30, 2007