Form 10-Q
period 2007-03-31
American Tire Distributors Holdings, Inc.
filed 2007-05-15
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of common shares outstanding at May 10, 2007: 999,527

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” as reported in our Annual Report on Form 10-K filed on March 30, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	March 31, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$5,087	$3,600
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $1,051	148,018	131,104
Inventories	314,841	297,664
Assets held for sale	969	1,199
Deferred income taxes	11,986	10,136
Other current assets	10,927	6,926

Total current assets	491,828	450,629

Property and equipment, net	43,892	44,571
Goodwill	355,765	355,743
Other intangible assets, net	235,571	238,849
Other assets	31,816	33,714

Total assets	$1,158,872	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,314	$245,415
Accrued expenses	34,924	28,734
Current maturities of long-term debt	3,454	3,853

Total current liabilities	310,692	278,002

Long-term debt	521,489	517,154
Deferred income taxes	81,572	82,963
Other liabilities	10,554	8,807
Redeemable preferred stock	19,685	19,822
Commitments and contingencies
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(7,825)	(6,208)
Accumulated other comprehensive income	174	435
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	214,880	216,758

Total liabilities and stockholders’ equity	$1,158,872	$1,123,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006
Net sales	$424,825	$357,583
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	353,280	288,297

Gross profit	71,545	69,286
Selling, general and administrative expenses	60,083	57,439

Operating income	11,462	11,847
Other expense:
Interest expense	(15,254)	(14,799)
Other, net	(68)	207

Loss from operations before income taxes	(3,860)	(2,745)
Income tax benefit	(2,243)	(1,504)

Net loss	$(1,617)	$(1,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock (Note 11)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 30, 2006	999,527	$10	$217,990	$4,631	$(6,208)	$435	$(100)	$216,758
Comprehensive loss:
Net loss	—	—	—	—	(1,617)	—	—	(1,617)
Change in value of derivative instrument, net of income taxes of $0.1 million	—	—	—	—	—	(261)	—	(261)

Total comprehensive loss	—	—	—	—	—	—	—	(1,878)

Balance, March 31, 2007	999,527	$10	$217,990	$4,631	$(7,825)	$174	$(100)	$214,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006
Cash flows from operating activities:
Net loss	$(1,617)	$(1,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,740	6,013
Amortization of other assets	1,365	1,359
Recovery of doubtful accounts	(1)	(70)
Benefit for deferred income taxes	(3,241)	(1,155)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,682	1,496
Other, net	270	(73)
Change in operating assets and liabilities:
Accounts receivable	(16,913)	(2,709)
Inventories	(17,177)	(8,601)
Other current assets	(3,756)	788
Income tax receivable	—	13,605
Accounts payable and accrued expenses	32,630	7,796
Other, net	1,998	(165)

Net cash provided by operating activities	1,980	17,043

Cash flows from investing activities:
Purchase of property and equipment	(1,664)	(710)
Proceeds from sale of property and equipment	100	181
Acquisitions, net of cash acquired	—	(7,646)
Other	223	—

Net cash used in investing activities	(1,341)	(8,175)

Cash flows from financing activities:
Borrowings from revolving credit facility	367,133	324,842
Repayments of revolving credit facility	(364,585)	(333,928)
Payments of other long-term debt	(1,700)	(1,472)
Payments of deferred financing costs	—	(205)

Net cash provided by (used in) financing activities	848	(10,763)

Net increase (decrease) in cash and cash equivalents	1,487	(1,895)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$5,087	$3,650

Supplemental disclosures of cash flow information—
Cash payments for interest	$7,724	$7,355

Cash payments (receipts) for taxes, net	$479	$(13,436)

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$1,273	$1,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment consisting of 74 economically similar distribution centers across the United States.

2.	Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter ended March 31, 2007 are not necessarily indicative of the operating results and cash flows, which will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2007 and April 1, 2006 each contain operating results for 13 weeks.

3.	Inventories:

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

4.	Assets Held for Sale:

As of March 31, 2007, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as assets held for sale. The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

In addition to the above property, the Company has a residential property, with an aggregate carrying value of $0.2 million, classified as “assets held for sale” at March 31, 2007. The Company acquired this property as part of an employee relocation package. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

5.	Acquisitions

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

The Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.0 million, consisting of $20.7 million in cash and $0.3 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $3.3 million and a customer relationship intangible assets of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State.

On March 31, 2005, pursuant to a merger agreement, dated as of February 4, 2005 and amended and restated on March 7, 2005, and in exchange for an aggregate purchase price of $710.0 million in cash, less the amount of ATD’s debt (net of cash on hand) and certain dividends payable to holders of its preferred stock, its transaction expenses and certain payments to its management, ATD MergerSub Inc., a subsidiary of Holdings, merged with and into ATD (referred to herein as the “Merger” or the “Acquisition”). The proceeds from equity contributions, the issuance of notes, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the Merger Agreement. ATD continued as the surviving corporation with Holdings as its sole stockholder. See the Company’s 2006 Annual Report on Form 10-K for further details of this transaction.

6.	Goodwill and Other Intangible Assets:

The Company has recorded, at March 31, 2007, goodwill of $355.7 million consisting of $346.8 million in connection with the Acquisition, $3.3 million in connection with the purchase of Samaritan Tire (see Note 5 for further information), $5.3 million in connection with the purchase of Silver State (see Note 5 for further information) and $0.3 million in connection with an acquisition completed in 2005. Approximately $34.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer relationships, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful life as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the amortizable intangible assets at March 31, 2007 and December 30, 2006 (in thousands):

	Estimated Useful Life (years)	March 31, 2007		December 30, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$217,518	$24,838	$217,518	$21,638
Noncompete agreements	3-5	613	515	613	453
Software	1	77	29	77	13

Total amortizable intangible assets		$218,208	$25,382	$218,208	$22,104

In addition, the Company had $42.7 million of indefinite lived intangible assets at March 31, 2007 and December 30, 2006.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $9.7 million for the remaining nine months in 2007 and $12.8 million in years 2008 through 2011.

7.	Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at March 31, 2007 and December 30, 2006 (in thousands):

	March 31, 2007	December 30, 2006
Revolving credit facility	$157,564	$155,016
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	51,480	49,909
Capital lease obligations	14,459	14,459
Other	11,440	11,623

	524,943	521,007
Less—Current maturities	(3,454)	(3,853)

	$521,489	$517,154

Revolving Credit Facility

On March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”). The Borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of March 31, 2007, the outstanding Revolver balance was $157.6 million. In addition, ATD had certain letters of credit outstanding at March 31, 2007 in the aggregate amount of $9.2 million and $125.1 million was available for additional borrowings.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of March 31, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of March 31, 2007). At March 31, 2007 and December 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.4%. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of March 31, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Revolver was set to expire on March 31, 2010.

On May 9, 2007, the Company entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement. See Note 15 for further details on this amendment.

Senior Discount Notes

In connection with the Merger, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest accrued on the Senior Discount Notes. Instead, the accreted value of the Senior Discount Notes accreted at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity, on April 1, 2007. Thereafter, interest on the Senior Discount Notes will accrue at a rate of 13% per annum and will be payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. Interest on the Senior Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from April 1, 2007.

The Senior Discount Notes are subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. On April 1, 2010, if any Senior Discount Notes are outstanding, Holdings will be required to redeem 12.165% of each of the then outstanding Senior Discount Notes’ aggregate accreted value at a redemption price of 100% of the accreted value of the portion of the Senior Discount Notes so redeemed.

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

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 11.61% for the three months ended March 31, 2007 and ranged between 10.78% and 11.21% for the three months ended April 1, 2006. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

Debt Maturities

Aggregate annual maturities of long-term debt at March 31, 2007, are as follows (in thousands):

Year Ending December:
2007 (remainder)	$2,610
2008	1,762
2009	1,096
2010	6,058
2011	157,587
Thereafter	355,830

$524,943

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At March 31, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.3 million at March 31, 2007 and $0.7 million at December 30, 2006 and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

8.	Income Taxes:

As part of the Merger, ATD generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The condensed consolidated balance sheet as of March 31, 2007 reflects a net non-current deferred tax liability of $81.6 million. The net deferred tax liability primarily relates to the temporary difference between book and tax basis of the Company’s intangible assets which are amortized for book purposes but are not deductible for tax purposes.

The income tax benefit recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 58.1% for the quarter ended March 31, 2007 and 54.8% for the quarter ended April 1, 2006. The income tax benefit recorded for the quarter ended March 31, 2007 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006
Income taxes at the federal statutory rate	35.0%	35.0%
Increase in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.5	1.6
Non-deductible preferred stock dividends and other permanent differences	13.5	18.2
Interest expense related to FIN 48 liabilities	5.1	0.0

Effective income tax rate	58.1%	54.8%

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on December 31, 2006 (the first day of its 2007 fiscal year). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of December 31, 2006. At the adoption date of December 31, 2006, the Company had $4.8 million of unrecognized tax benefits, of which $1.9 million related to temporary timing differences and $0.2 million related to accrued interest and penalties.

In the first quarter of 2007, the Company accrued an additional $0.1 million of interest related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax benefit in the accompanying condensed consolidated statement of operations. At March 31, 2007, the Company had unrecognized tax benefits of $4.9 million, of which $2.9 million is included within accrued liabilities and $2.0 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $4.9 million unrecognized tax benefits as of March 31, 2007, only $0.3 million is anticipated to have an effect on the Company’s effective tax rate if recognized. The residual amount, excluding temporary timing differences, would be recognized as an offset to goodwill, in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”, related to one of the Company’s previous acquisitions. In addition, of the Company’s $2.9 million current liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences and approximately $0.9 million relates to certain stock compensation deductions.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as, multiple state jurisdiction tax returns. The tax years 2003 – 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, the internal revenue service is currently examining the Company’s three-month period return ended March 31, 2005.

9.	Warrants

In March 2005, in connection with the Merger, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A common stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

10.	Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (amounts in thousands, except share data):

	March 31, 2007	December 30, 2006
Current portion of redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$457	$—
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	—	707
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	19,685	19,115

Total redeemable preferred stock	$20,142	$19,822

In connection with the Merger, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by ATD in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of January 2008 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. The stated redemption value of the Series B preferred stock is classified as a current liability at March 31, 2007 and a non-current liability at December 30, 2006.

In connection with the Merger, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Fund in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying condensed consolidated statements of operations. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a non-current liability in the accompanying condensed consolidated balance sheets in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

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

Holders of Series D Common Stock are entitled to 468 votes per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote. Holders of Series B Common Stock and Common Stock are entitled to one vote per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote.

12.	Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of March 31, 2007, total obligations of the Company as guarantor on these leases is approximately $8.7 million extending over 12 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $8.3 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these litigation matters will have a material adverse effect on its financial condition, results of operations or cash flows. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48 and EITF No. 93-7. See Note 8 for further description of FIN 48 and the related impacts.

13.	Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $20.7 million and $18.9 million for the quarters ended March 31, 2007 and April 1, 2006, respectively. Shipping revenue is classified in net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

14.	Recently Issued Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

15.	Subsequent Events:

On May 9, 2007, ATD executed a Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries, The Speed Merchant, Inc. and T.O. Haas Tire Company, Inc. The Amended Revolver provides for, among other things, a reduction of applicable commitment fee rates and margins for borrowings in connection with a fixed charge coverage ratio, as defined. In addition, the Amended Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $400.0 million or the Borrowing Base, as defined, including the expansion of underlying tire inventory sub-limits, and extends the expiration date through December 31, 2011. The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio, as defined, if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver, increasing to $35.0 million upon the occurrence of certain events; restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. ATD’s obligations under the Amended Revolver are secured by all inventories and accounts receivable.

16.	Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3 – 10 of Regulation S – X and reflect the financial position, results of operations, and cash flows of the Company.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of March 31, 2007 and December 30, 2006 are as follows:

	As of March 31, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,869	$145	$—	$5,087
Accounts receivable, net	—	94,703	53,315	—	148,018
Inventories	—	189,919	124,922	—	314,841
Other current assets	—	22,925	957	—	23,882

Total current assets	73	312,416	179,339	—	491,828

Property and equipment, net	—	37,651	6,241	—	43,892
Goodwill and other intangible assets, net	—	569,840	21,496	—	591,336
Investment in subsidiaries	284,312	159,532	—	(443,844)	—
Other assets	2,455	28,761	600	—	31,816

Total assets	$286,840	$1,108,200	$207,676	$(443,844)	$1,158,872

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$272,318	$(4)	$—	$272,314
Accrued expenses	489	33,513	922	—	34,924
Current maturities of long-term debt	—	3,454	—	—	3,454
Intercompany payables (receivables)	306	(43,309)	43,003	—	—

Total current liabilities	795	265,976	43,921	—	310,692

Long-term debt	51,480	470,009	—	—	521,489
Deferred income taxes	—	81,572	—	—	81,572
Other liabilities	—	6,331	4,223	—	10,554
Redeemable preferred stock	19,685	—	—	—	19,685
Stockholders’ equity:
Intercompany investment	—	280,623	134,270	(414,893)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(7,825)	3,515	25,262	(28,777)	(7,825)
Accumulated other comprehensive income	174	174	—	(174)	174
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	214,880	284,312	159,532	(443,844)	214,880

Total liabilities and stockholders’ equity	$286,840	$1,108,200	$207,676	$(443,844)	$1,158,872

	As of December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,304	$223	$—	$3,600
Accounts receivable, net	—	79,809	51,295	—	131,104
Inventories	—	180,131	117,533	—	297,664
Other current assets	2	17,249	1,010	—	18,261

Total current assets	75	280,493	170,061	—	450,629

Property and equipment, net	—	38,295	6,276	—	44,571
Goodwill and other intangible assets, net	—	572,859	21,733	—	594,592
Investment in subsidiaries	285,253	156,814	—	(442,067)	—
Other assets	2,543	30,542	629	—	33,714

Total assets	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$245,415	$—	$—	$245,415
Accrued expenses	25	26,881	1,828	—	28,734
Current maturities of long-term debt	—	3,853	—	—	3,853
Intercompany payables (receivables)	1,357	(37,037)	35,680	—	—

Total current liabilities	1,382	239,112	37,508	—	278,002

Long-term debt	49,909	467,245	—	—	517,154
Deferred income taxes	—	82,963	—	—	82,963
Other liabilities	—	4,430	4,377	—	8,807
Redeemable preferred stock	19,822	—	—	—	19,822
Stockholders’ equity:
Intercompany investment	—	280,622	134,270	(414,892)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,208)	4,196	22,544	(26,740)	(6,208)
Accumulated other comprehensive loss	435	435	—	(435)	435
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,758	285,253	156,814	(442,067)	216,758

Total liabilities and stockholders’ equity	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Condensed consolidating statements of operations for the quarters ended March 31, 2007 and April 1, 2006 are as follows:

	For the Quarter Ended March 31, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$266,148	$158,677	$—	$424,825
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	219,133	134,147	—	353,280

Gross profit	—	47,015	24,530	—	71,545
Selling, general and administrative expenses	9	41,978	18,096	—	60,083

Operating (loss) income	(9)	5,037	6,434	—	11,462
Other (expense) income:
Interest expense	(2,229)	(13,029)	4	—	(15,254)
Other, net	—	(119)	51	—	(68)
Equity (loss) earnings of subsidiaries	(681)	2,718	—	(2,037)	—

(Loss) income from operations before income taxes	(2,919)	(5,393)	6,489	(2,037)	(3,860)
Income tax (benefit) provision	(1,302)	(4,712)	3,771	—	(2,243)

Net (loss) income	$(1,617)	$(681)	$2,718	$(2,037)	$(1,617)

	For the Quarter Ended April 1, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$233,460	$124,123	$—	$357,583
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	187,916	100,381	—	288,297

Gross profit	—	45,544	23,742	—	69,286
Selling, general and administrative expenses	9	36,055	21,375	—	57,439

Operating (loss) income	(9)	9,489	2,367	—	11,847
Other (expense) income:
Interest expense	(2,007)	(11,392)	(1,400)	—	(14,799)
Other, net	—	142	65	—	207
Equity (loss) earnings of subsidiaries	(332)	462	—	(130)	—

(Loss) income from operations before income taxes	(2,348)	(1,299)	1,032	(130)	(2,745)
Income tax (benefit) provision	(1,107)	(967)	570	—	(1,504)

Net (loss) income	$(1,241)	$(332)	$462	$(130)	$(1,241)

Condensed consolidating statements of cash flows for the quarters ended March 31, 2007 and April 1, 2006 are as follows:

	For the Quarter Ended March 31, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,617)	$(681)	$2,718	$(2,037)	$(1,617)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	88	7,064	953	—	8,105
Provision for (recovery of) doubtful accounts	—	30	(31)	—	(1)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,682	—	—	—	1,682
Benefit for deferred income taxes	—	(3,241)	—	—	(3,241)
Other, net	460	(231)	41	—	270
Equity earnings of subsidiaries	681	(2,718)	—	2,037	—
Change in assets and liabilities:
Accounts receivable	—	(14,924)	(1,989)	—	(16,913)
Inventories	—	(9,788)	(7,389)	—	(17,177)
Other current assets	2	(3,811)	53	—	(3,756)
Accounts payable and accrued expenses	5	33,535	(910)	—	32,630
Other, net	—	2,142	(144)	—	1,998

Net cash provided by (used in) operations	1,301	7,377	(6,698)	—	1,980

Cash flows from investing activities:
Purchase of property and equipment	—	(901)	(763)	—	(1,664)
Proceeds from sale of property and equipment	—	39	61	—	100
Intercompany	(1,301)	(6,021)	7,322	—	—
Other, net	—	223	—	—	223

Net cash (used in) provided by investing activities	(1,301)	(6,660)	6,620	—	(1,341)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	367,133	—	—	367,133
Repayments of revolving credit facility	—	(364,585)	—	—	(364,585)
Payments of other long-term debt	—	(1,700)	—	—	(1,700)

Net cash provided by financing activities	—	848	—	—	848

Net increase (decrease) in cash and cash equivalents	—	1,565	(78)	—	1,487
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$4,869	$145	$—	$5,087

	For the Quarter Ended April 1, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,241)	$(332)	$462	$(130)	$(1,241)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	87	6,437	848	—	7,372
Provision for doubtful accounts	—	(35)	(35)	—	(70)
Benefit for deferred income taxes	—	(1,155)	—	—	(1,155)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,496	—	—	—	1,496
Other, net	257	(75)	(255)	—	(73)
Equity earnings of subsidiaries	332	(462)	—	130	—
Change in assets and liabilities:
Accounts receivable	—	(1,586)	(1,123)	—	(2,709)
Inventories	—	(5,569)	(3,032)	—	(8,601)
Other current assets	3	603	182	—	788
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	7	12,128	(4,339)	—	7,796
Other, net	(26)	(19)	(120)	—	(165)

Net cash provided by (used in) operations	915	23,540	(7,412)	—	17,043

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,211)	565	—	(7,646)
Purchase of property and equipment	—	(419)	(291)	—	(710)
Proceeds from sale of property and equipment	—	23	158	—	181
Intercompany	(915)	(5,168)	6,083	—	—

Net cash (used in) provided by investing activities	(915)	(13,775)	6,515	—	(8,175)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	324,842	—	—	324,842
Repayments of revolving credit facility	—	(333,928)	—	—	(333,928)
Payments of other long-term debt	—	(1,008)	(464)	—	(1,472)
Payments of deferred financing costs	—	(205)	—	—	(205)

Net cash used in financing activities	—	(10,299)	(464)	—	(10,763)

Net decrease in cash and cash equivalents	—	(534)	(1,361)	—	(1,895)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,192	$385	$—	$3,650

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our Annual Report on Form 10-K and our condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2007 and April 1, 2006 each contain operating results for 13 weeks.

Overview

According to Modern Tire Dealer magazine, we are the largest distributor of tires to the U.S. replacement tire market, a $27.2 billion industry in 2006. The U.S. replacement market had experienced stable historic growth that has been historically driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while price increases resulting from rising raw materials costs have provided for overall growth in this market, unit replacement tire demand has softened in 2006 and early 2007 with the first three months of 2007, down 0.3% from the first three months of 2006, as provided by the Rubber Manufacturer’s Association (“RMA”). We believe the weakened demand is due, in part, to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which are contributing to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles, such as SUVs, over the last several years, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 4.4% from 2005 to 2006 and, according to the RMA, up 8.6% in the first three months of 2007. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to benefit from this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 76.5% of our total net sales for the quarter ended March 31, 2007. The remainder of net sales is derived from other tire sales (11.4%), custom wheels (6.7%), automotive service equipment (3.0%), and other products (2.4%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we have successfully acquired and integrated five businesses representing approximately $233 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

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

The Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.0 million, consisting of $20.7 million in cash and $0.3 million in direct acquisition costs.

Results of Operations

Quarter Ended March 31, 2007 Compared to Quarter Ended April 1, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	March 31, 2007	April 1, 2006
	(Unaudited)	(Unaudited)
Net sales	$424,825	$357,583	$67,242	18.8%	100.0%	100.0%
Cost of goods sold	353,280	288,297	(64,983)	(22.5)	83.2	80.6

Gross profit	71,545	69,286	2,259	3.3	16.8	19.4
Selling, general and administrative expenses	60,083	57,439	(2,644)	(4.6)	14.1	16.1

Operating income	11,462	11,847	(385)	(3.2)	2.7	3.3
Other expense:
Interest expense	(15,254)	(14,799)	(455)	(3.1)	(3.6)	(4.1)
Other, net	(68)	207	(275)	(132.9)	(0.0)	0.1

Loss from operations before income taxes	(3,860)	(2,745)	(1,115)	(40.6)	(0.9)	(0.7)
Income tax benefit	(2,243)	(1,504)	739	49.1	(0.5)	(0.4)

Net loss	$(1,617)	$(1,241)	$(376)	(30.3)%	(0.4)%	(0.3)%

Net Sales

The $67.2 million increase in net sales in first quarter 2007 is primarily attributable to an increase in unit sales of passenger, light truck and, to a lesser extent, medium truck tires, collectively contributing $53.5 million. Sales derived from the acquisition of Samaritan Tire in July 2006 represented a $7.4 million increase. Pricing, net of select promotional activity, provided for an additional $5.4 million, as we have been able to pass-through manufacturer price increases during 2006 and into 2007 that have resulted due to increased raw material costs. Unit sales increased throughout our other tire lines and account for a $3.4 million increase from 2006. An overall decline in wheel, equipment and supply sales of $2.6 million partially offset the increases noted above.

Gross Profit

The increase in gross profit in first quarter 2007 was primarily the result of higher tire unit volumes, particularly in high and ultra-high performance tire sales, and the acquisition of Samaritan Tire. This increase was partially offset by the non-repeat of a favorable inventory cost layer (i.e. the benefit from the sale of inventory in 2006 that was purchased prior to manufacturer price increases) that was experienced in first quarter 2006 and negative pricing, primarily resulting from select promotional activity and soft industry demand through 2006 and the first quarter of 2007.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisition of Samaritan Tire accounted for approximately $1.1 million of the increase. The remaining increase resulted from an increase in depreciation expense, primarily related to warehousing infrastructure and information technology additions, higher facility and equipment lease expense and higher professional service fees, collectively ($2.5 million). These increases were partially offset by a reduction in amortization of prepaid management advisory fees that were paid in connection with the acquisition of ATD by Holdings in March 2005 ($1.4 million).

As a percentage of net sales, selling, general and administrative expenses were 14.1% in first quarter 2007, down from 16.1% in first quarter 2006. The decrease was primarily a result of higher sales volumes and increased productivity.

Interest Expense

The increase in interest expense for first quarter 2007 is primarily due to the effects of higher interest rates on our variable rate debt and slightly higher debt levels.

Benefit for Income Taxes

We recognized an income tax benefit of $2.2 million in first quarter 2007 based on a pre-tax loss of $3.9 million, compared to an income tax benefit of $1.5 million in first quarter 2006 based on a pre-tax loss of $2.7 million. The effective tax rate in first quarter 2007 was 58.1% compared with 54.8% in first quarter 2006. The increase in the effective tax rate is due primarily to the impact of interest expense on our uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The income tax benefit recorded for first quarter 2007 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

The increase in net loss is due primarily to the increase selling, general and administrative expenses, as discussed above, and an increase in interest expense, partially offset by improvements in gross profit resulting from higher unit volumes in first quarter 2007.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. Except for the new critical accounting policy described below related to FIN 48, there have been no material changes to our critical accounting policies during the quarter ended March 31, 2007.

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Liquidity and Capital Resources

At March 31, 2007 our total debt, including capital leases, was $524.9 million compared to $521.0 million at December 30, 2006, an increase of $3.9 million. Total commitments by the lenders under our revolving credit facility were $300.0 million at March 31, 2007, of which $125.1 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for quarters ended March 31, 2007 and April 1, 2006 (in thousands):

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006

Cash provided by operating activities	$1,980	$17,043
Cash used in investing activities	(1,341)	(8,175)
Cash provided by (used in) financing activities	848	(10,763)

Net increase (decrease) in cash and cash equivalents	1,487	(1,895)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$5,087	$3,650

Cash payments for interest	$7,724	$7,355
Cash payments (receipts) for taxes, net	$479	$(13,436)
Capital expenditures financed by debt	$1,273	$1,010

Operating Activities

Cash provided by operating activities decreased $15.0 million to $2.0 million in the quarter ending March 31, 2007 compared to $17.0 million in the quarter ending April 1, 2006. The decrease in cash provided by operating activities was primarily due to receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that did not repeat in 2007, an increase in our net working capital requirements and higher interest payments. The increase in interest payments for the first quarter 2007 is a result of slightly higher interest rates on our variable rate debt. Net working capital at March 31, 2007 totaled $181.1 million compared to $172.6 million at December 30, 2006, an increase of $8.5 million. Components of this increase include an increase in inventory and accounts receivable offset by a decrease in the income tax receivable due to the receipt of the federal income tax refund in first quarter 2006 and an increase in accounts payable.

Investing Activities

Net cash used in investing activities decreased $6.9 million to $1.3 million in first quarter 2007 compared to $8.2 million in first quarter 2006. The decrease in cash used in investing activities was due primarily to the cash paid for the acquisition of Silver State in first quarter 2006 partially offset by an increase in capital expenditures of $1.0 million. Capital expenditures during the quarter ended March 31, 2007 were primarily for information technology upgrades and warehouse racking.

Financing Activities

Net cash provided by financing activities increased $11.6 million to $0.8 million in first quarter 2007 compared to net cash used in financing activities of $10.8 million in first quarter 2006. The increase in cash provided by financing activities was primarily due to the receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that was used to pay down the revolving credit facility.

Revolving Credit Facility

On March 31, 2005, ATD entered into the Fourth Amended and Restated Loan and Security Agreement (the “Revolver”). The borrowers to the Revolver are ATD and its subsidiaries. The Revolver provides for a five-year senior secured revolving credit facility of up to $300.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Revolver is secured primarily by ATD’s inventories and accounts receivable. As of March 31, 2007, the outstanding Revolver balance was $157.6 million. In addition, ATD had certain letters of credit outstanding at March 31, 2007 in the aggregate amount of $9.2 million and $125.1 million was available for additional borrowings.

Borrowings under the Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.25% as of March 31, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.75% as of March 31, 2007). At March 31, 2007 and December 30, 2006, borrowings under the Revolver were at a weighted average interest rate of 7.4%. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

All obligations under the Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Revolver are secured by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of March 31, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Revolver was set to expire on March 31, 2010.

On May 9, 2007, ATD executed a Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries, The Speed Merchant, Inc. and T.O. Haas Tire Company, Inc. The Amended Revolver provides for, among other things, a reduction of applicable commitment fee rates and margins for borrowings in connection with a fixed charge coverage ratio, as defined. In addition, the Amended Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $400.0 million or the Borrowing Base, as defined, including the expansion of underlying tire inventory sub-limits, and extends the expiration date through December 31, 2011. The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio, as defined, if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver, increasing to $35.0 million upon the occurrence of certain events; restricts ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. ATD’s obligations under the Amended Revolver are secured by all inventories and accounts receivable.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, as defined in the indentures. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization, and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flows as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by operating activities, to Indenture EBITDA (in thousands):

	Quarter Ended March 31, 2007	Quarter Ended April 1, 2006

Net cash provided by operating activities	$1,980	$17,043
Changes in assets and liabilities	3,218	(10,714)
Benefit for deferred income taxes	3,241	1,155
Interest expense	15,254	14,799
Benefit for income taxes	(2,243)	(1,504)
Recovery of doubtful accounts	1	70
Amortization of other assets	(1,365)	(1,359)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(1,682)	(1,496)
Other	(80)	1,591

Indenture EBITDA	$18,324	$19,585

Total Indenture EBITDA for the quarter ended March 31, 2007 decreased $1.3 million to $18.3 million compared to $19.6 million in first quarter 2006 due primarily to the fact that first quarter 2006 Indenture EBITDA included the benefit of sales associated with a favorable inventory cost layer not present in the first quarter of 2007. This was partially offset by changes in assets and liabilities resulting from the contribution of higher volumes and acquisitions.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

For the period ended March 31, 2007, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2006 Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At March 31, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.3 million at March 31, 2007 and $0.7 million at December 30, 2006 and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: May 15, 2007

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)