Form 10-Q
period 2007-06-30
American Tire Distributors Holdings, Inc.
filed 2007-08-14
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of common shares outstanding at August 10, 2007: 999,527

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$6,532	$3,600
Accounts receivable, net of allowance for doubtful accounts of $1,042 and $1,051	160,378	131,104
Inventories	334,735	297,664
Assets held for sale	1,162	1,199
Deferred income taxes	11,986	10,136
Other current assets	10,359	6,926

Total current assets	525,152	450,629

Property and equipment, net	42,494	44,571
Goodwill	357,693	355,743
Other intangible assets, net	236,172	238,849
Other assets	33,005	33,714

Total assets	$1,194,516	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$303,923	$245,415
Accrued expenses	38,598	28,734
Current maturities of long-term debt	2,759	3,853

Total current liabilities	345,280	278,002

Long-term debt	519,466	517,154
Deferred income taxes	82,260	82,963
Other liabilities	10,533	8,807
Redeemable preferred stock	20,264	19,822
Commitments and contingencies
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(6,689)	(6,208)
Accumulated other comprehensive income	871	435
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	216,713	216,758

Total liabilities and stockholders’ equity	$1,194,516	$1,123,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended June 30, 2007	Quarter Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Net sales	$469,606	$401,615	$894,431	$759,198
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	389,114	334,360	742,394	622,657

Gross profit	80,492	67,255	152,037	136,541
Selling, general and administrative expenses	62,076	56,631	122,159	114,070

Operating income	18,416	10,624	29,878	22,471
Other expense:
Interest expense	(15,520)	(14,964)	(30,774)	(29,763)
Other, net	(194)	(123)	(262)	84

Income (loss) from operations before income taxes	2,702	(4,463)	(1,158)	(7,208)
Income tax provision (benefit)	1,566	(973)	(677)	(2,477)

Net income (loss)	$1,136	$(3,490)	$(481)	$(4,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock (Note 11)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 30, 2006	999,527	$10	$217,990	$4,631	$(6,208)	$435	$(100)	$216,758
Comprehensive loss:
Net loss	—	—	—	—	(481)	—	—	(481)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	436	—	436

Total comprehensive loss	—	—	—	—	—	—	—	(45)

Balance, June 30, 2007	999,527	$10	$217,990	$4,631	$(6,689)	$871	$(100)	$216,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Cash flows from operating activities:
Net loss	$(481)	$(4,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,469	12,071
Amortization of other assets	2,630	2,715
Benefit for deferred income taxes	(4,035)	(2,404)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,792	3,081
Provision for (recovery of) doubtful accounts	116	(360)
Other, net	551	(117)
Change in operating assets and liabilities:
Accounts receivable	(26,422)	(13,270)
Inventories	(33,104)	11,699
Other current assets	(3,189)	8,824
Income tax receivable	—	13,605
Accounts payable and accrued expenses	62,222	10,951
Other, net	1,579	301

Net cash provided by operating activities	15,128	42,365

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,014)	(7,683)
Purchase of property and equipment	(2,877)	(4,512)
Proceeds from sale of assets held for sale	522	1,790
Proceeds from sale of property and equipment	168	311
Other	(552)	(319)

Net cash used in investing activities	(8,753)	(10,413)

Cash flows from financing activities:
Borrowings from revolving credit facility	774,337	660,182
Repayments of revolving credit facility	(773,585)	(690,385)
Payments of other long-term debt	(3,110)	(2,817)
Payments of deferred financing costs	(1,085)	(234)

Net cash used in financing activities	(3,443)	(33,254)

Net increase (decrease) in cash and cash equivalents	2,932	(1,302)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$6,532	$4,243

Supplemental disclosures of cash flow information—
Cash payments for interest	$23,719	$23,048

Cash payments (receipts) for taxes, net	$1,662	$(13,566)

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$1,761	$1,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment consisting of 76 economically similar distribution centers across the United States.

2.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The consolidated results of operations and cash flows for the quarter and six months ended June 30, 2007 are not necessarily indicative of the operating results and cash flows, which will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2007 and July 1, 2006 each contain operating results for 13 weeks. The six months ended June 30, 2007 and July 1, 2006 each contain operating results for 26 weeks.

3.	Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of the Company’s inventories are held as collateral under the revolving credit facility.

4.	Assets Held for Sale:

As of June 30, 2007, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as an asset held for sale. The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

In addition to the above property, the Company has two residential properties, with an aggregate carrying value of $0.4 million, classified as assets held for sale at June 30, 2007. The Company acquired these properties as part of an employee relocation package. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

5.	Acquisitions

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company. See Note 15 for further details of this acquisition.

On May 31, 2007, the Company completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of May 31, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $6.1 million, consisting of $6.0 million in cash and $0.1 million in direct acquisition costs. This acquisition expanded ATD’s service across the state of Colorado and the Mid-West. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired business have been included in the accompanying condensed consolidated statement of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $1.9 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million. The Paris Tire acquisition was financed through borrowings under ATD’s revolving credit facility. In connection with the acquisition, the Company leased two facilities from the sellers. This acquisition does not rise to the level of being a material business combination.

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

The Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.0 million, consisting of $20.7 million in cash and $0.3 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State.

On March 31, 2005, pursuant to a merger agreement, dated as of February 4, 2005 and amended and restated on March 7, 2005, and in exchange for an aggregate purchase price of $710.0 million in cash, less the amount of ATD’s debt (net of cash on hand) and certain dividends payable to holders of its preferred stock, its transaction expenses and certain payments to its management, MergerSub, a subsidiary of Holdings, merged with and into ATD (referred to herein as the “Merger” or the “Acquisition”). The proceeds from equity contributions, the issuance of notes, and the borrowings under the amended and restated credit facility were used to effect the Merger, to repay certain of ATD’s existing debt and to pay related fees and expenses and other amounts payable under the Merger Agreement. ATD continued as the surviving corporation with Holdings as its sole stockholder. See the Company’s 2006 Annual Report on Form 10-K for further details of this transaction.

6.	Goodwill and Other Intangible Assets:

The Company has recorded, at June 30, 2007, goodwill of $357.7 million, including $1.9 million in connection with the purchase of Paris Tire (see Note 5). Approximately $34.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer relationships, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful life as shown in the table below. The following tables set forth the gross amount and accumulated amortization of the amortizable intangible assets at June 30, 2007 and December 30, 2006 (in thousands):

	Estimated Useful Life (years)	June 30, 2007		December 30, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$221,378	$28,035	$217,518	$21,638
Noncompete agreements	3-5	613	558	613	453
Software	1	77	45	77	13

Total amortizable intangible assets		$222,068	$28,638	$218,208	$22,104

In addition, the Company had $42.7 million of indefinite lived intangible assets, consisting of tradenames, at June 30, 2007 and December 30, 2006.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $6.6 million for the remaining six months in 2007 and $13.0 million in each of fiscal years 2008 through 2011.

7.	Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at June 30, 2007 and December 30, 2006 (in thousands):

	June 30, 2007	December 30, 2006
Revolving credit facility	$155,768	$155,016
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	51,480	49,909
Capital lease obligations	14,459	14,459
Other	10,518	11,623

	522,225	521,007
Less—Current maturities	(2,759)	(3,853)

	$519,466	$517,154

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of June 30, 2007, the outstanding Amended Revolver balance was $155.8 million. In addition, ATD had certain letters of credit outstanding at June 30, 2007 in the aggregate amount of $9.2 million and $154.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of June 30, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of June 30, 2007). At June 30, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 7.2% and 7.4%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

All obligations under the Amended Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Amended Revolver are also collateralized by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of June 30, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes

In connection with the Merger, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest accrued on the Senior Discount Notes. Instead, the accreted value of the Senior Discount Notes accreted at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity. Subsequent to April 1, 2007, interest on the Senior Discount Notes accrues at a rate of 13% per annum and is payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. Interest on the Senior Discount Notes will accrue from April 1, 2007.

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

Senior Floating Rate Notes

On March 31, 2005, in connection with the Merger, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 11.61% for the six months ended June 30, 2007 and ranged between 10.78% and 11.21% for the six months ended July 1, 2006. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

Debt Maturities

Aggregate annual maturities of long-term debt at June 30, 2007, are as follows (in thousands):

Year Ending December:
2007 (remainder)	$1,338
2008	2,041
2009	1,168
2010	6,058
2011	155,790
Thereafter	355,830

$522,225

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At June 30, 2007, the Swap in place covers a notional amount of

$85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $1.4 million at June 30, 2007 and $0.7 million at December 30, 2006 and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

8.	Income Taxes:

The income tax provision (benefit) recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 58.0% for the quarter ended June 30, 2007, 21.8% for the quarter ended July 1, 2006, 58.5% for the six months ended June 30, 2007 and 34.4% for the six months ended July 1, 2006. The income tax provision (benefit) recorded for the quarter and six months ended June 30, 2007 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended June 30, 2007	Quarter Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal income tax benefit	5.1	4.9	5.7	3.7
Interest expense related to FIN 48 liabilities	2.8	—	4.8	—
Non-deductible preferred stock dividends and other permanent differences	15.1	(18.1)	13.0	(4.3)

Effective income tax rate	58.0%	21.8%	58.5%	34.4%

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on December 31, 2006 (the first day of its 2007 fiscal year). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of December 31, 2006. At the adoption date of December 31, 2006, the Company had $4.8 million of unrecognized tax benefits, of which $1.9 million related to temporary timing differences and $0.2 million related to accrued interest and penalties.

During the six month period ended June 30, 2007, the Company accrued an additional $0.2 million of interest related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax benefit in the accompanying condensed consolidated statement of operations. At June 30, 2007, the Company had unrecognized tax benefits of $4.9 million, of which $3.0 million is included within accrued liabilities and $1.9 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $4.9 million unrecognized tax benefits as of June 30, 2007, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate if recognized. The residual amount, excluding temporary timing differences, related to one of the Company’s previous acquisitions and would be recognized as an offset to goodwill, in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”. In addition, of the Company’s $3.0 million current liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences and approximately $0.9 million relates to certain stock compensation deductions.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2003 – 2006 remain open to examination by the taxing jurisdictions to which the Company is subject.

9.	Warrants

In March 2005, in connection with the Merger, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A Common Stock at $0.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

10.	Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (amounts in thousands, except share data):

	June 30, 2007	December 30, 2006
Current portion of redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$216	$—
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	—	707
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	20,264	19,115

Total redeemable preferred stock	$20,480	$19,822

In connection with the Merger, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by ATD in May 1997. If the Company does not meet certain tire purchase requirements, holders of the Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of January 2008 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid. The stated redemption value of the Series B preferred stock is classified as a current liability at June 30, 2007 and is included in other liabilities at December 30, 2006.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of June 30, 2007, total obligations of the Company as guarantor on these leases is approximately $8.5 million extending over 12 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $8.0 million. A provision has been made for the net present value of the estimated shortfall.

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

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $21.6 million and $19.6 million for the quarters ended June 30, 2007 and July 1, 2006, respectively, and

$42.3 million and $38.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Shipping revenue is classified within net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities of Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. This acquisition expands ATD’s service across the state of Florida and will complement the Company’s existing distribution centers currently located within the state of Florida.

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

•

Senior Floating Rate Notes and Senior Notes of $290.0 million in aggregate principal amount were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

Condensed consolidating balance sheets as of June 30, 2007 and December 30, 2006 are as follows:

	As of June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$5,521	$938	$—	$6,532
Accounts receivable, net	—	99,289	61,089	—	160,378
Inventories	—	198,729	136,006	—	334,735
Other current assets	6	22,451	1,050	—	23,507

Total current assets	79	325,990	199,083	—	525,152

Property and equipment, net	—	36,099	6,395	—	42,494
Goodwill and other intangible assets, net	—	566,828	27,037	—	593,865
Investment in subsidiaries	287,115	169,976	—	(457,091)	—
Other assets	2,367	29,756	882	—	33,005

Total assets	$289,561	$1,128,649	$233,397	$(457,091)	$1,194,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$298,667	$5,256	$—	$303,923
Accrued expenses	1,926	35,005	1,667	—	38,598
Current maturities of long-term debt	—	2,759	—	—	2,759
Intercompany payables (receivables)	(822)	(50,088)	50,910	—	—

Total current liabilities	1,104	286,343	57,833	—	345,280

Long-term debt	51,480	467,986	—	—	519,466
Deferred income taxes	—	80,778	1,482	—	82,260
Other liabilities	—	6,427	4,106	—	10,533
Redeemable preferred stock	20,264	—	—	—	20,264
Stockholders’ equity:
Intercompany investment	—	280,623	140,363	(420,986)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,689)	5,621	29,613	(35,234)	(6,689)
Accumulated other comprehensive income	871	871	—	(871)	871
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,713	287,115	169,976	(457,091)	216,713

Total liabilities and stockholders’ equity	$289,561	$1,128,649	$233,397	$(457,091)	$1,194,516

	As of December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,304	$223	$—	$3,600
Accounts receivable, net	—	79,809	51,295	—	131,104
Inventories	—	180,131	117,533	—	297,664
Other current assets	2	17,249	1,010	—	18,261

Total current assets	75	280,493	170,061	—	450,629

Property and equipment, net	—	38,295	6,276	—	44,571
Goodwill and other intangible assets, net	—	572,859	21,733	—	594,592
Investment in subsidiaries	285,253	156,814	—	(442,067)	—
Other assets	2,543	30,542	629	—	33,714

Total assets	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$245,415	$—	$—	$245,415
Accrued expenses	25	26,881	1,828	—	28,734
Current maturities of long-term debt	—	3,853	—	—	3,853
Intercompany payables (receivables)	1,357	(37,037)	35,680	—	—

Total current liabilities	1,382	239,112	37,508	—	278,002

Long-term debt	49,909	467,245	—	—	517,154
Deferred income taxes	—	82,963	—	—	82,963
Other liabilities	—	4,430	4,377	—	8,807
Redeemable preferred stock	19,822	—	—	—	19,822
Stockholders’ equity:
Intercompany investment	—	280,622	134,270	(414,892)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,208)	4,196	22,544	(26,740)	(6,208)
Accumulated other comprehensive income	435	435	—	(435)	435
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,758	285,253	156,814	(442,067)	216,758

Total liabilities and stockholders’ equity	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Condensed consolidating statements of operations for the quarters ended June 30, 2007 and July 1, 2006 are as follows:

	For the Quarter Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$285,616	$183,990	$—	$469,606
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	235,191	153,923	—	389,114

Gross profit	—	50,425	30,067	—	80,492
Selling, general and administrative expenses	10	42,492	19,574	—	62,076

Operating (loss) income	(10)	7,933	10,493	—	18,416
Other (expense) income:
Interest (expense) income	(2,340)	(13,196)	16	—	(15,520)
Other, net	—	(187)	(7)	—	(194)
Equity (loss) earnings of subsidiaries	2,106	4,351	—	(6,457)	—

(Loss) income from operations before income taxes	(244)	(1,099)	10,502	(6,457)	2,702
Income tax (benefit) provision	(1,380)	(3,205)	6,151	—	1,566

Net income (loss)	$1,136	$2,106	$4,351	$(6,457)	$1,136

	For the Quarter Ended July 1, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$254,566	$147,049	$—	$401,615
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	210,982	123,378	—	334,360

Gross profit	—	43,584	23,671	—	67,255
Selling, general and administrative expenses	9	35,160	21,462	—	56,631

Operating (loss) income	(9)	8,424	2,209	—	10,624
Other (expense) income:
Interest expense	(2,106)	(11,451)	(1,407)	—	(14,964)
Other, net	—	(205)	82	—	(123)
Equity (loss) earnings of subsidiaries	(1,689)	792	—	897	—

(Loss) income from operations before income taxes	(3,804)	(2,440)	884	897	(4,463)
Income tax (benefit) provision	(314)	(751)	92	—	(973)

Net (loss) income	$(3,490)	$(1,689)	$792	$897	$(3,490)

Condensed consolidating statements of operations for the six months ended June 30, 2007 and July 1, 2006 are as follows:

	For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$551,764	$342,667	$—	$894,431
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	454,324	288,070	—	742,394

Gross profit	—	97,440	54,597	—	152,037
Selling, general and administrative expenses	19	84,470	37,670	—	122,159

Operating (loss) income	(19)	12,970	16,927	—	29,878
Other (expense) income:
Interest expense	(4,569)	(26,225)	20	—	(30,774)
Other, net	—	(306)	44	—	(262)
Equity (loss) earnings of subsidiaries	1,425	7,069	—	(8,494)	—

(Loss) income from operations before income taxes	(3,163)	(6,492)	16,991	(8,494)	(1,158)
Income tax (benefit) provision	(2,682)	(7,917)	9,922	—	(677)

Net (loss) income	$(481)	$1,425	$7,069	$(8,494)	$(481)

	For the Six Months Ended July 1, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$488,026	$271,172	$—	$759,198
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	398,898	223,759	—	622,657

Gross profit	—	89,128	47,413	—	136,541
Selling, general and administrative expenses	18	71,215	42,837	—	114,070

Operating (loss) income	(18)	17,913	4,576	—	22,471
Other (expense) income:
Interest (expense) income	(4,113)	(22,843)	(2,807)	—	(29,763)
Other, net	—	(63)	147	—	84
Equity (loss) earnings of subsidiaries	(2,021)	1,254	—	767	—

(Loss) income from operations before income taxes	(6,152)	(3,739)	1,916	767	(7,208)
Income tax (benefit) provision	(1,421)	(1,718)	662	—	(2,477)

Net (loss) income	$(4,731)	$(2,021)	$1,254	$767	$(4,731)

Condensed consolidating statements of cash flows for the six months ended June 30, 2007 and July 1, 2006 are as follows:

	For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(481)	$1,425	$7,069	$(8,494)	$(481)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	176	14,028	1,895	—	16,099
Provision for doubtful accounts	—	94	22	—	116
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,792	—	—	—	1,792
Benefit for deferred income taxes	—	(4,035)	—	—	(4,035)
Other, net	929	(412)	34	—	551
Equity earnings of subsidiaries	(1,425)	(7,069)	—	8,494	—
Change in assets and liabilities:
Accounts receivable	—	(19,574)	(6,848)	—	(26,422)
Inventories	—	(18,598)	(14,506)	—	(33,104)
Other current assets	(4)	(3,144)	(41)	—	(3,189)
Accounts payable and accrued expenses	1,683	61,368	(829)	—	62,222
Other, net	—	1,848	(269)	—	1,579

Net cash provided by (used in) operations	2,670	25,931	(13,473)	—	15,128

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,093)	79	—	(6,014)
Purchase of property and equipment	—	(1,632)	(1,245)	—	(2,877)
Proceeds from sale of property and equipment	—	43	125	—	168
Intercompany	(2,670)	(12,559)	15,229	—	—
Other, net	—	(30)	—	—	(30)

Net cash (used in) provided by investing activities	(2,670)	(20,271)	14,188	—	(8,753)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	774,337	—	—	774,337
Repayments of revolving credit facility	—	(773,585)	—	—	(773,585)
Payments of other long-term debt	—	(3,110)	—	—	(3,110)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)

Net cash used in financing activities	—	(3,443)	—	—	(3,443)

Net increase in cash and cash equivalents	—	2,217	715	—	2,932
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$5,521	$938	$—	$6,532

	For the Six Months Ended July 1, 2006 (Unaudited)
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income.	$(4,731)	$(2,021)	$1,254	$767	$(4,731)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of other intangibles and other assets	175	12,937	1,674	—	14,786
Provision for doubtful accounts	—	(104)	(256)	—	(360)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	3,081	—	—	—	3,081
Benefit for deferred income taxes	—	(2,404)	—	—	(2,404)
Other, net	523	(218)	(422)		(117)
Equity earnings of subsidiaries	2,021	(1,254)	—	(767)	—
Change in assets and liabilities:
Accounts receivable	—	(7,240)	(6,030)	—	(13,270)
Inventories	—	(1,736)	13,435	—	11,699
Other current assets	(3)	9,001	(174)	—	8,824
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	15	18,034	(7,098)	—	10,951
Other, net	(26)	(48)	375	—	301

Net cash provided by operations	1,055	38,552	2,758	—	42,365

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,248)	565	—	(7,683)
Purchase of property and equipment	—	(4,246)	(266)	—	(4,512)
Purchase of assets held for sale	—	(319)	—	—	(319)
Proceeds from sale of property and equipment	—	45	266	—	311
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Intercompany	(1,052)	5,459	(4,407)	—	—

Net cash used in investing activities	(1,052)	(5,519)	(3,842)	—	(10,413)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	660,182	—	—	660,182
Repayments of revolving credit facility	—	(690,385)	—	—	(690,385)
Payments of other long-term debt	—	(2,353)	(464)	—	(2,817)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(32,787)	(464)	—	(33,254)

Net increase (decrease) in cash and cash equivalents	—	246	(1,548)	—	(1,302)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,972	$198	$—	$4,243

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and our condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2007 and July 1, 2006 each contain operating results for 13 weeks. The six months ended June 30, 2007 and July 1, 2006 each contain operating results for 26 weeks.

Overview

According to Modern Tire Dealer magazine, we are the largest distributor of tires to the U.S. replacement tire market, a $27.2 billion industry in 2006. The U.S. replacement market had experienced stable historic growth that has been primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. Additionally, price increases, resulting from rising raw materials costs, have also traditionally provided for overall growth in this market. Unit replacement tire demand, however, softened in 2006 and into early 2007, but has rebounded modestly in the second quarter of 2007, up 3.7% from second quarter 2006 as provided by the Rubber Manufacturer’s Association (“RMA”), while we have achieved a quarter-over-quarter increase of 16.8%. Unit replacement tire demand for the six-month period ended June 30, 2007 is up 1.7% from the same period in 2006, as reported by the RMA, while we have achieved a 19.1% increase during this same period. We believe the weakened demand in 2006 and the first quarter of 2007 was due, in part, to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which contributed to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles, such as SUVs, over the last several years, and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 4.4% from 2005 to 2006 and, according to the RMA, are up 8.7% in the first six months of 2007 as compared with first half of 2006. During these same periods, we are up 10.7% and 40.5%, respectively, due, in large part, to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole, and believe that we are well positioned to benefit from this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 75% of our total net sales for the quarter ended June 30, 2007. The remainder of net sales is derived from other tire sales (13%), custom wheels (6%), automotive service equipment (3%), and other products (3%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we have successfully acquired and integrated six businesses representing approximately $260 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On May 31, 2007, we completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of May 31, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $6.1 million, consisting of $6.0 million in cash and $0.1 million in direct acquisition costs. This acquisition expanded our service across the state of Colorado and the Mid-West. The acquisition was financed by ATD’s revolving credit facility and has been accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Results of Operations

Quarter Ended June 30, 2007 Compared to Quarter Ended July 1, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended June 30, 2007	Quarter Ended July 1, 2006	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	June 30, 2007	July 1, 2006
	(Unaudited)	(Unaudited)
Net sales	$469,606	$401,615	$67,991	16.9%	100.0%	100.0%
Cost of goods sold	389,114	334,360	(54,754)	(16.4)	82.9	83.3

Gross profit	80,492	67,255	13,237	19.7	17.1	16.7
Selling, general and administrative expenses	62,076	56,631	(5,445)	(9.6)	13.2	14.1

Operating income	18,416	10,624	7,792	73.3	3.9	2.6
Other expense:
Interest expense	(15,520)	(14,964)	(556)	(3.7)	(3.3)	(3.7)
Other, net	(194)	(123)	(71)	(57.7)	(0.0)	0.0

Income (loss) from operations before income taxes	2,702	(4,463)	7,165	160.5	0.6	(1.1)
Income tax provision (benefit)	1,566	(973)	(2,539)	(260.9)	0.3	(0.2)

Net income (loss)	$1,136	$(3,490)	$4,626	132.6%	0.3%	(0.9)%

Net Sales

The $68.0 million increase in net sales in second quarter 2007 is primarily attributable to an increase in unit sales of passenger and light truck tires, collectively contributing $44.1 million to sales, and an increase of $3.2 million in other tire unit sales. Pricing, net of select promotional activity, provided for an additional $10.7 million, as we have been able to pass-through manufacturer price increases during 2006 and into 2007 that are due to increased raw material costs. Other increases included sales derived from our acquisition of Samaritan Tire in July 2006 and Paris Tire in May 2007 ($12.0 million, collectively). A decline in wheel, equipment and supply sales of $2.8 million partially offset the increases noted above.

Gross Profit

Gross profit in second quarter 2007 increased $13.2 million due primarily to increased tire unit sales, particularly higher profit performance tires, the benefit of our recent acquisitions, favorable pricing and the benefit of certain manufacturers’ annual volume rebate programs that, as a result of replenishment and sell-out rates, have been recognized earlier in 2007 versus 2006.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of our recently acquired operations. The acquisitions of Samaritan Tire and Paris Tire accounted for approximately $1.5 million of the increase. Other increases were primarily due to higher employee related expenses, mostly to support increased sales volume, higher lease, vehicle and depreciation expense related to our continued expansions and enhancements to our infrastructure, and higher fuel, travel and meeting costs, collectively $3.0 million.

As a percentage of net sales, selling, general and administrative expenses were 13.2% in second quarter 2007, down from 14.1% in second quarter 2006. The decrease was primarily a result of higher sales unit volumes and an increase in employee productivity.

Interest Expense

The increase in interest expense for second quarter 2007 is primarily due to the effects of slightly higher interest rates on our variable rate debt and slightly higher debt levels, quarter-over-quarter.

Benefit for Income Taxes

We recognized an income tax provision of $1.6 million in second quarter 2007 based on pre-tax income of $2.7 million, compared to an income tax benefit of $1.0 million in second quarter 2007 based on a pre-tax loss of $4.5 million. The effective tax rate in second quarter 2007 was 58.0% compared with 21.8% in second quarter 2006. The increase in the effective tax rate is due primarily to the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, and the impact of interest expense on our uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The income tax benefit recorded for second quarter 2007 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by us for the full year. The income tax benefit recorded for second quarter 2006 was computed based on the first six months of 2006 as a discrete period.

Net Loss

The increase in net income is largely due to higher unit volumes and improvements in gross profit, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision (benefit) between periods.

Six Months Ended June 30, 2007 Compared to the Six Months Ended July 1, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Six Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	June 30, 2007	July 1, 2006
	(Unaudited)	(Unaudited)
Net sales	$894,431	$759,198	$135,233	17.8%	100.0%	100.0%
Cost of goods sold	742,394	622,657	(119,737)	(19.2)	83.0	82.0

Gross profit	152,037	136,541	15,496	11.3	17.0	18.0
Selling, general and administrative expenses	122,159	114,070	(8,089)	(7.1)	13.7	15.0

Operating income	29,878	22,471	7,407	33.0	3.3	3.0
Other expense:
Interest expense	(30,774)	(29,763)	(1,011)	(3.4)	(3.4)	(3.9)
Other, net	(262)	84	(346)	(411.9)	(0.0)	0.0

Loss from operations before income taxes	(1,158)	(7,208)	6,050	83.9	(0.1)	(0.9)
Income tax benefit	(677)	(2,477)	(1,800)	(72.7)	(0.1)	(0.3)

Net loss	$(481)	$(4,731)	$4,250	89.8%	(0.0)%	(0.6)%

Net Sales

The increase in net sales for the six-month period of 2007 was primarily the result of an increase in passenger and light truck tire unit sales of $95.7 million. In addition, we experienced an increase in unit sales of medium truck, farm and other specialty tires, collectively contributing $8.6 million, as well as, a $19.4 million increase from our acquisitions of Samaritan Tire and Paris Tire. Pricing, net of select promotional activity, was up $16.1 million primarily as a result of manufacturer price increases in 2006 and into 2007 that we have passed along to our customers. A decline in wheel and equipment/supply sales of $5.4 million, collectively, partially offset these increases.

Gross Profit

The $15.5 million increase in gross profit for the six-month period of 2007 primarily resulted from higher tire unit sales volumes (up $20.4 million, including acquisitions), partially offset by the non-repeat of a favorable inventory cost layer (i.e. the benefit from the sale of inventory in 2006 that was purchased prior to manufacturer price increases) that was experienced during the first six months of 2006. Additionally, the benefit of certain manufacturers’ annual volume rebate programs that, as a result of replenishment and sell-out rates, have been recognized earlier in 2007 versus 2006, were essentially offset by softer wheel, equipment and supply sales.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisitions of Samaritan Tire and Paris Tire collectively accounted for approximately $2.6 million of the increase, $1.5 million of which was employee related. The remaining increase primarily resulted from higher employee related expenses, mostly related to higher sales commissions and to support increased sales volume, increased depreciation expense primarily relating to our warehousing infrastructure and information technology additions, higher facility, equipment and vehicle expense and an increase in certain professional fees (collectively $5.2 million). These expenses were partially offset by a reduction in the amortization of prepaid management advisory fees that were paid in connection with the acquisition of ATD by Holdings in March 2005.

As a percentage of net sales, selling, general and administrative expenses were 13.7% in the first six months of 2007, down from 15.0% for the same period of 2006. The decrease was primarily a result of higher sales unit volumes and an increase in employee productivity.

Interest Expense

The $1.0 million increase in interest expense for the six-month period of 2007 was primarily due to the effects of higher interest rates on our variable rate debt.

Benefit for Income Taxes

We recognized an income tax benefit of $0.7 million in the six-month period of 2007 based on pre-tax loss of $1.2 million, compared to an income tax benefit of $2.5 million in the six-month period of 2006 based on a pre-tax loss of $7.2 million. The effective tax rate for the first six months of 2007 was 58.5% compared with 34.4% for the corresponding period in 2006. The increase in the effective tax rate is due primarily to the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, and the impact of interest expense on our uncertain tax positions in accordance with FIN 48 (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The income tax benefit recorded for the first half of 2007 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by us for the full year. The income tax benefit recorded for 2006 was computed based on the first six months of 2006 as a discrete period.

Net Loss

Net loss for the six-month period of 2007 decreased $4.3 million due primarily to increased gross profit driven by increased sales volumes, partially offset by higher selling, general and administrative expenses and fluctuations in the income tax provision (benefit) between the six-month periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. Except for the new critical accounting policy described below related to Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” there have been no material changes to our critical accounting policies during the quarter or six-month periods ended June 30, 2007.

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

Liquidity and Capital Resources

At June 30, 2007 our total debt, including capital leases, was $522.2 million compared to $521.0 million at December 30, 2006, an increase of $1.2 million. Total commitments by the lenders under our revolving credit facility were $400.0 million at June 30, 2007, of which $154.3 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for the six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Cash provided by operating activities	$15,128	$42,365
Cash used in investing activities	(8,753)	(10,413)
Cash used in financing activities	(3,443)	(33,254)

Net increase (decrease) in cash and cash equivalents	2,932	(1,302)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$6,532	$4,243

Cash payments for interest	$23,719	$23,048
Cash payments (receipts) for taxes, net	$1,662	$(13,566)
Capital expenditures financed by debt	$1,761	$1,010

Operating Activities

Cash provided by operating activities decreased $27.3 million to $15.1 million in the six months ended June 30, 2007 compared to $42.4 million in the six months ended July 1, 2006. The decrease in cash provided by operating activities was primarily due to receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that did not repeat in 2007 and an increase in our net working capital requirements that was only partially offset by improved operating profits. Net working capital at June 30, 2007 totaled $179.9 million compared to $172.6 million at December 30, 2006, an increase of $7.3 million. Components of this increase include an increase in inventory, accounts receivable and certain prepaid expenses offset by an increase in accounts payable and certain accrued liabilities.

Investing Activities

Net cash used in investing activities decreased $1.6 million to $8.8 million in the six months ended June 30, 2007 compared to $10.4 million in the six months ended July 1, 2006. The decrease in cash used in investing activities was due primarily to a reduction in capital expenditures. Capital expenditures for the six-months ended June 30, 2007 were primarily for information technology upgrades and warehouse racking.

Financing Activities

Net cash used in financing activities decreased $29.9 million to $3.4 million in the six months ended June 30, 2007 compared to $33.3 million in the six months ended July 1, 2006. The decrease in cash used by financing activities was primarily due to a reduction in net payments on our revolving credit facility, including use of the receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that was used to pay down the revolving credit facility, and an increase in our net working capital in the first half of 2007 versus a decline in the first half of 2006.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of June 30, 2007, the outstanding Amended Revolver balance was $155.8 million. In addition, ATD had certain letters of credit outstanding at June 30, 2007 in the aggregate amount of $9.2 million and $154.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of June 30, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of June 30, 2007). At June 30, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 7.2% and 7.4%, respectively. The applicable margin for the loans varied based upon a performance grid, as defined in the agreement.

All obligations under the Amended Revolver are guaranteed by Holdings and each of ATD’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the Amended Revolver are collateralized by a pledge of substantially all assets of the obligors, including all shares of ATD’s capital stock and that of ATD’s subsidiaries, subject to certain limitations.

The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of June 30, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes

As of April 1, 2007, the Senior Discount Notes have begun accruing interest. Such interest will accrue at a rate of 13% per annum and will be payable in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007.

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

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Net cash provided by operating activities	$15,128	$42,365
Changes in assets and liabilities	(1,086)	(32,110)
Benefit for deferred income taxes	4,035	2,404
Interest expense	30,774	29,763
Benefit for income taxes	(677)	(2,477)
Recovery of doubtful accounts	(116)	360
Amortization of other assets	(2,630)	(2,715)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(1,792)	(3,081)
Other	(214)	1,781

Indenture EBITDA	$43,422	$36,290

Total Indenture EBITDA for the six months ended June 30, 2007 increased $7.1 million to $43.4 million compared to $36.3 million in the six months ended July 1, 2006 due primarily to changes in assets and liabilities resulting from the contribution from higher volumes and acquisitions, partially offset by the benefit of sales associated with a favorable inventory cost layer in first quarter 2006 that was not present in the first half of 2007.

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

For the period ended June 30, 2007, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2006 Annual Report on Form 10-K.

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At June 30, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $1.4 million at June 30, 2007 and $0.7 million at December 30, 2006 and is included in other assets in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: August 14, 2007

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)