Form 10-Q
period 2007-09-29
American Tire Distributors Holdings, Inc.
filed 2007-11-13
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at November 9, 2007: 999,527

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—As of September 29, 2007 and December 30, 2006	4
	Condensed Consolidated Statements of Operations (unaudited)—For the Quarters and Nine Months Ended September 29, 2007 and September 30, 2006	5
	Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) (unaudited)—For the Nine Months Ended September 29, 2007	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—For the Nine Months Ended September 29, 2007 and September 30, 2006	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 6.	Exhibits	34

	Signatures	35

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$6,548	$3,600
Accounts receivable, net of allowance for doubtful accounts of $1,745 and $1,051	171,759	131,104
Inventories	334,622	297,664
Assets held for sale	2,111	1,199
Deferred income taxes	11,986	10,136
Other current assets	8,231	6,926

Total current assets	535,257	450,629

Property and equipment, net	42,372	44,571
Goodwill	362,932	355,743
Other intangible assets, net	241,087	238,849
Other assets	30,246	33,714

Total assets	$1,211,894	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$304,347	$245,415
Accrued expenses	48,797	28,734
Current maturities of long-term debt	3,350	3,853

Total current liabilities	356,494	278,002

Long-term debt	524,405	517,154
Deferred income taxes	79,108	82,963
Other liabilities	13,797	8,807
Redeemable preferred stock	20,852	19,822
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(5,085)	(6,208)
Accumulated other comprehensive (loss) income	(208)	435
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	217,238	216,758

Total liabilities and stockholders’ equity	$1,211,894	$1,123,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended September 29, 2007	Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Net sales	504,890	$414,142	$1,399,321	$1,173,340
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	418,845	342,392	1,161,239	965,049

Gross profit	86,045	71,750	238,082	208,291
Selling, general and administrative expenses	66,061	54,676	188,220	168,746
Impairment of intangible asset	—	2,640	—	2,640

Operating income	19,984	14,434	49,862	36,905
Other expense:
Interest expense	(15,615)	(15,039)	(46,389)	(44,802)
Other, net	6	(200)	(256)	(116)

Income (loss) from operations before income taxes	4,375	(805)	3,217	(8,013)
Income tax provision (benefit)	2,771	(118)	2,094	(2,595)

Net income (loss)	$1,604	$(687)	$1,123	$(5,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock (Note 11)		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 30, 2006	999,527	$10	$217,990	$4,631	$(6,208)	$435	$(100)	$216,758
Comprehensive income:
Net income	—	—	—	—	1,123	—	—	1,123
Change in value of derivative instrument, net of income taxes of $0.4 million	—	—	—	—	—	(643)	—	(643)

Total comprehensive income	—	—	—	—	—	—	—	480

Balance, September 29, 2007	999,527	$10	$217,990	$4,631	$(5,085)	$(208)	$(100)	$217,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$1,123	$(5,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,934	18,327
Amortization of other assets	3,847	4,080
Benefit for deferred income taxes	(5,578)	(4,842)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,902	4,666
Impairment of intangible asset	—	2,640
Provision for (recovery of) doubtful accounts	265	(473)
Other, net	869	128
Change in operating assets and liabilities:
Accounts receivable	(31,692)	(13,191)
Inventories	(28,559)	20,853
Other current assets	(851)	9,600
Income tax receivable	—	13,605
Accounts payable and accrued expenses	59,115	27,630
Other, net	2,073	62

Net cash provided by operating activities	23,448	77,667

Cash flows from investing activities:
Acquisitions, net of cash acquired	(15,482)	(19,300)
Purchase of property and equipment	(4,862)	(5,866)
Purchase of assets held for sale	(1,693)	(319)
Proceeds from sale of assets held for sale	704	1,790
Proceeds from sale of property and equipment	193	387
Cash held in escrow	—	(1,480)

Net cash used in investing activities	(21,140)	(24,788)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,222,680	1,019,752
Repayments of revolving credit facility	(1,216,907)	(1,069,593)
Payments of other long-term debt	(4,048)	(4,282)
Payments of deferred financing costs	(1,085)	(234)

Net cash provided by (used in) financing activities	640	(54,357)

Net increase (decrease) in cash and cash equivalents	2,948	(1,478)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$6,548	$4,067

Supplemental disclosures of cash flow information—
Cash payments for interest	$32,030	$30,563

Cash payments (receipts) for taxes, net	$2,039	$(13,363)

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$2,822	$2,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment consisting of 78 economically similar distribution centers, including two mixing warehouses, across the United States.

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The consolidated results of operations and cash flows for the quarter and nine months ended September 29, 2007 are not necessarily indicative of the operating results and cash flows, which will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2007 and September 30, 2006 each contain operating results for 13 weeks. The nine months ended September 29, 2007 and September 30, 2006 each contain operating results for 39 weeks.

3. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. All of the Company’s inventories are held as collateral under the revolving credit facility.

4. Assets Held for Sale:

As of September 29, 2007, the Company’s Tallahassee, Florida owned distribution center, with an aggregate carrying value of $0.8 million, has been classified as an asset held for sale. The warehouse and distribution operation in this distribution center was relocated to a larger facility that is being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

In addition to the above property, the Company has four residential properties, with an aggregate carrying value of $1.3 million, classified as assets held for sale at September 29, 2007. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

5. Acquisitions

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expands ATD’s service across the state of Florida and will complement the Company’s existing distribution centers currently located within the state of Florida. The results of operations for the acquired business have been included in the accompanying condensed consolidated statement of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.1 million and a customer relationship intangible asset of $8.4 million. In addition, based upon management’s facility consolidation strategy, a lease reserve of $3.1 million has been established in accordance with Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Martino Tire acquisition was financed through borrowings under ATD’s revolving credit facility. In connection with the acquisition, the Company has entered into lease agreements with the sellers for four facilities. This acquisition does not rise to the level of being a material business combination.

On May 31, 2007, the Company completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of May 31, 2007. The aggregate purchase price of this acquisition was $6.2 million, consisting of $6.0 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded ATD’s service across the state of Colorado and the Mid-West. The results of operations for the acquired business have been included in the accompanying condensed consolidated statement of operations from the date of acquisition. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million. The Paris Tire acquisition was financed through borrowings under ATD’s revolving credit facility. In connection with the acquisition, the Company leased two facilities from the sellers. This acquisition does not rise to the level of being a material business combination.

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

6. Goodwill and Other Intangible Assets:

The Company has recorded, at September 29, 2007, goodwill of $362.9 million, including $5.1 million and $2.0 million in connection with the purchases of Martino Tire and Paris Tire, respectively, (see Note 5). Approximately $34.4 million of goodwill is deductible for income tax purposes.

Other intangible assets represent customer relationships, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives as shown in the table below. The following tables set forth the gross amount and accumulated amortization of the amortizable intangible assets at September 29, 2007 and December 30, 2006 (in thousands):

	Estimated Useful Life (years)	September 29, 2007		December 30, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	17	$229,733	$31,454	$217,518	$21,638
Noncompete agreements	3-5	613	564	613	453
Software	1	77	61	77	13

Total amortizable intangible assets		$230,423	$32,079	$218,208	$22,104

In addition, the Company had $42.7 million of indefinite lived intangible assets, consisting of tradenames, at September 29, 2007 and December 30, 2006.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $3.4 million for the remaining three months in 2007 and $13.5 million in each of fiscal years 2008 through 2011.

7. Long-term Debt and Other Financing Arrangements:

The following table presents the Company’s long-term debt at September 29, 2007 and December 30, 2006 (in thousands):

	September 29, 2007	December 30, 2006
Revolving credit facility	$160,789	$155,016
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	51,480	49,909
Capital lease obligations	14,825	14,459
Other	10,661	11,623

	527,755	521,007
Less—Current maturities	(3,350)	(3,853)

	$524,405	$517,154

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers under the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of September 29, 2007, the outstanding Amended Revolver balance was $160.8 million. In addition, ATD had certain letters of credit outstanding at September 29, 2007 in the aggregate amount of $8.4 million and $148.7 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of September 29, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of September 29, 2007). At September 29, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 7.0% and 7.4%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of September 29, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes

On March 31, 2005, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest accrued on the Senior Discount Notes. Instead, the accreted value of the Senior Discount Notes accreted at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity. Subsequent to April 1, 2007, interest on the Senior Discount Notes accrues at a rate of 13% per annum and is payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. Interest on the Senior Discount Notes will accrue from April 1, 2007.

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

Senior Notes

On March 31, 2005, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon rate of 10.75% and will mature on April 1, 2013. Except as described below, the Senior Notes are not redeemable at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 11.61% for the nine months ended September 29, 2007 and ranged between 10.78% and 11.75% for the nine months ended September 30, 2006. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

Debt Maturities

Aggregate annual maturities of long-term debt at September 29, 2007, are as follows (in thousands):

Year Ending December:
2007 (remainder)	$626
2008	2,872
2009	1,484
2010	6,131
2011	160,812
Thereafter	355,830

$527,755

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 29, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss), net of tax. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $0.3 million at September 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheet. At December 30, 2006, the fair value of the Swap was an asset of $0.7 million and is included in other assets in the accompanying condensed consolidated balance sheet.

8. Income Taxes:

The income tax provision (benefit) recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 63.3% for the quarter ended September 29, 2007, 14.7% for the quarter ended September 30, 2006, 65.1% for the nine months ended September 29, 2007 and 32.4% for the nine months ended September 30, 2006. The income tax provision recorded for the quarter and nine months ended September 29, 2007 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended September 29, 2007	Quarter Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.2	1.3	7.6	3.5
Interest expense related to FIN 48 liabilities	1.8	—	6.2	—
Non-deductible preferred stock dividends	19.5	(21.6)	13.2	(6.1)
Other permanent differences	4.8	0.0	3.1	0.0

Effective income tax rate	63.3%	14.7%	65.1%	32.4%

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

During the nine month period ended September 29, 2007, the Company accrued an additional $0.2 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax provision in the accompanying condensed consolidated statement of operations. At

September 29, 2007, the Company had unrecognized tax benefits of $5.0 million, of which $3.1 million is included within accrued liabilities and $1.9 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $5.0 million unrecognized tax benefits as of September 29, 2007, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate if recognized. The residual amount, excluding temporary timing differences, relates to the Company’s previous acquisitions and would be recognized as an offset to goodwill, in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”. In addition, of the Company’s $3.1 million current liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences and approximately $0.9 million relates to certain stock compensation deductions.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2003—2006 remain open to examination by the taxing jurisdictions to which the Company is subject.

9. Warrants

In March 2005, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A Common Stock at $0.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

10. Redeemable Preferred Stock:

The following table presents the Company’s issued and outstanding redeemable preferred stock (amounts in thousands, except share data):

	September 29, 2007	December 30, 2006
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	$—	$707
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	20,852	19,115

Total redeemable preferred stock	$20,852	$19,822

In connection with the acquisition of ATD, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for ATD’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Series B preferred stock was initially $1,000 per share, and was adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by ATD in May 1997. If the Company did not meet certain tire purchase requirements, holders of the Series B preferred stock were entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. To date, the Company has met the purchase requirements, thus no dividends have been declared or paid and the remaining liability has been eliminated. Additionally, an agreement has been reached with the holders of the Series B preferred stock for the redemption and cancellation of these shares. The stated redemption value of the Series B preferred stock as of December 30, 2006 is included in other liabilities in the accompanying condensed consolidated balance sheet.

In connection with the acquisition of ATD, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Fund in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying condensed consolidated statements of operations. Holdings’ Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by Holdings at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of Holdings or at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of September 29, 2007, total obligations of the Company as guarantor on these leases is approximately $8.2 million extending over 12 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $7.7 million. A provision has been made for the net present value of the estimated shortfall.

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

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $23.5 million and $20.1 million for the quarters ended September 29, 2007 and September 30, 2006, respectively, and $65.8 million and $58.7 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Shipping revenue is classified within net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its results of operations and financial position.

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

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

•	Senior Discount Notes in an aggregate principal amount of $51.5 million at maturity were issued by Holdings. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•

Senior Floating Rate Notes and Senior Notes in an aggregate principal amount of $290.0 million were issued by ATD and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

Condensed consolidating balance sheets as of September 29, 2007 and December 30, 2006 are as follows:

	As of September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$6,211	$264	$—	$6,548
Accounts receivable, net	—	107,588	64,171	—	171,759
Inventories	—	203,673	130,949	—	334,622
Other current assets	4	21,284	1,040	—	22,328

Total current assets	77	338,756	196,424	—	535,257

Property and equipment, net	—	36,795	5,577	—	42,372
Goodwill and other intangible assets, net	—	577,149	26,870	—	604,019
Investment in subsidiaries	288,155	172,866	—	(461,021)	—

Other assets	2,279	26,926	1,041	—	30,246

Total assets	$290,511	$1,152,492	$229,912	$(461,021)	$1,211,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$304,145	$202	$—	$304,347
Accrued expenses	3,389	42,768	2,640	—	48,797
Current maturities of long-term debt	—	3,350	—	—	3,350
Intercompany (receivables) payables	(2,448)	(46,180)	48,628	—	—

Total current liabilities	941	304,083	51,470	—	356,494

Long-term debt	51,480	472,925	—	—	524,405
Deferred income taxes	—	77,626	1,482	—	79,108
Other liabilities	—	9,703	4,094	—	13,797
Redeemable preferred stock	20,852	—	—	—	20,852
Stockholders’ equity:
Intercompany investment	—	280,623	140,426	(421,049)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(5,085)	7,740	32,440	(40,180)	(5,085)
Accumulated other comprehensive loss	(208)	(208)	—	208	(208)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	217,238	288,155	172,866	(461,021)	217,238

Total liabilities and stockholders’ equity	$290,511	$1,152,492	$229,912	$(461,021)	$1,211,894

	As of December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,304	$223	$—	$3,600
Accounts receivable, net	—	79,809	51,295	—	131,104
Inventories	—	180,131	117,533	—	297,664
Other current assets	2	17,249	1,010	—	18,261

Total current assets	75	280,493	170,061	—	450,629

Property and equipment, net	—	38,295	6,276	—	44,571
Goodwill and other intangible assets, net	—	572,859	21,733	—	594,592
Investment in subsidiaries	285,253	156,814	—	(442,067)	—
Other assets	2,543	30,542	629	—	33,714

Total assets	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$245,415	$—	$—	$245,415
Accrued expenses	25	26,881	1,828	—	28,734
Current maturities of long-term debt	—	3,853	—	—	3,853
Intercompany payables (receivables)	1,357	(37,037)	35,680	—	—

Total current liabilities	1,382	239,112	37,508	—	278,002

Long-term debt	49,909	467,245	—	—	517,154
Deferred income taxes	—	82,963	—	—	82,963
Other liabilities	—	4,430	4,377	—	8,807
Redeemable preferred stock	19,822	—	—	—	19,822
Stockholders’ equity:
Intercompany investment	—	280,622	134,270	(414,892)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,208)	4,196	22,544	(26,740)	(6,208)
Accumulated other comprehensive income	435	435	—	(435)	435
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,758	285,253	156,814	(442,067)	216,758

Total liabilities and stockholders’ equity	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Condensed consolidating statements of operations for the quarters ended September 29, 2007 and September 30, 2006 are as follows:

	For the Quarter Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$302,555	$202,335	$—	$504,890
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	249,127	169,718	—	418,845

Gross profit	—	53,428	32,617	—	86,045
Selling, general and administrative expenses	11	44,787	21,263	—	66,061

Operating (loss) income	(11)	8,641	11,354	—	19,984
Other (expense) income:
Interest expense	(2,349)	(13,257)	(9)	—	(15,615)
Other, net	—	(40)	46	—	6
Equity earnings of subsidiaries	2,119	2,827	—	(4,946)	—

(Loss) income from operations before income taxes	(241)	(1,829)	11,391	(4,946)	4,375
Income tax (benefit) provision	(1,845)	(3,948)	8,564	—	2,771

Net income	$1,604	$2,119	$2,827	$(4,946)	$1,604

	For the Quarter Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$255,704	$158,438	$—	$414,142
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	209,007	133,385	—	342,392

Gross profit	—	46,697	25,053	—	71,750
Selling, general and administrative expenses	9	31,798	22,869	—	54,676
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(9)	12,259	2,184	—	14,434
Other (expense) income:
Interest expense	(2,113)	(11,519)	(1,407)	—	(15,039)
Other, net	—	(153)	(47)	—	(200)
Equity earnings of subsidiaries	829	533	—	(1,362)	—

(Loss) income from operations before income taxes	(1,293)	1,120	730	(1,362)	(805)
Income tax (benefit) provision	(606)	291	197	—	(118)

Net (loss) income	$(687)	$829	$533	$(1,362)	$(687)

Condensed consolidating statements of operations for the nine months ended September 29, 2007 and September 30, 2006 are as follows:

	For the Nine Months Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$854,319	$545,002	$—	$1,399,321
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	703,451	457,788	—	1,161,239

Gross profit	—	150,868	87,214	—	238,082
Selling, general and administrative expenses	30	129,257	58,933	—	188,220

Operating (loss) income	(30)	21,611	28,281	—	49,862
Other (expense) income:
Interest (expense) income	(6,918)	(39,482)	11	—	(46,389)
Other, net	—	(346)	90	—	(256)
Equity earnings of subsidiaries	3,544	9,896	—	(13,440)	—

(Loss) income from operations before income taxes	(3,404)	(8,321)	28,382	(13,440)	3,217
Income tax (benefit) provision	(4,527)	(11,865)	18,486	—	2,094

Net income	$1,123	$3,544	$9,896	$(13,440)	$1,123

	For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$743,730	$429,610	$—	$1,173,340
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	607,905	357,144	—	965,049

Gross profit	—	135,825	72,466	—	208,291
Selling, general and administrative expenses	27	103,013	65,706	—	168,746
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(27)	30,172	6,760	—	36,905
Other (expense) income:
Interest expense	(6,226)	(34,362)	(4,214)	—	(44,802)
Other, net	—	(216)	100	—	(116)
Equity (loss) earnings of subsidiaries	(1,192)	1,787	—	(595)	—

(Loss) income from operations before income taxes	(7,445)	(2,619)	2,646	(595)	(8,013)
Income tax (benefit) provision	(2,027)	(1,427)	859	—	(2,595)

Net (loss) income	$(5,418)	$(1,192)	$1,787	$(595)	$(5,418)

Condensed consolidating statements of cash flows for the nine months ended September 29, 2007 and September 30, 2006 are as follows:

	For the Nine Months Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,123	$3,544	$9,896	$(13,440)	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	264	21,486	3,031	—	24,781
Provision for doubtful accounts	—	162	103	—	265
Accretion of 8% cumulative preferred stock and Senior Discount Notes	1,902	—	—	—	1,902
Benefit for deferred income taxes	—	(5,578)	—	—	(5,578)
Other, net	1,407	(604)	66	—	869
Equity earnings of subsidiaries	(3,544)	(9,896)	—	13,440	—
Change in assets and liabilities:
Accounts receivable	—	(21,653)	(10,039)	—	(31,692)
Inventories	—	(19,110)	(9,449)	—	(28,559)
Other current assets	(2)	(818)	(31)	—	(851)
Accounts payable and accrued expenses	3,362	60,673	(4,920)	—	59,115
Other, net	—	2,514	(441)	—	2,073

Net cash provided by (used in) operations	4,512	30,720	(11,784)	—	23,448

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(15,561)	79	—	(15,482)
Purchase of property and equipment	—	(3,485)	(1,377)	—	(4,862)
Proceeds from sale of property and equipment	—	43	150	—	193
Intercompany	(4,512)	(8,461)	12,973	—	—
Other, net	—	(989)	—	—	(989)

Net cash (used in) provided by investing activities	(4,512)	(28,453)	11,825	—	(21,140)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,222,680	—	—	1,222,680
Repayments of revolving credit facility	—	(1,216,907)	—	—	(1,216,907)
Payments of other long-term debt	—	(4,048)	—	—	(4,048)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)

Net cash provided by financing activities	—	640	—	—	640

Net increase in cash and cash equivalents	—	2,907	41	—	2,948
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$6,211	$264	$—	$6,548

	For the Nine Months Ended September 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,418)	$(1,192)	$1,787	$(595)	$(5,418)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	263	19,555	2,589	—	22,407
Impairment of intangible asset	—	2,640	—	—	2,640
Recovery of doubtful accounts	—	(206)	(267)	—	(473)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	4,666	—	—	—	4,666
Benefit for deferred income taxes	—	(4,842)	—	—	(4,842)
Other, net	761	(217)	(416)	—	128
Equity earnings of subsidiaries	1,192	(1,787)	—	595	—
Change in assets and liabilities:
Accounts receivable	—	(5,791)	(7,400)	—	(13,191)
Inventories	—	4,389	16,464	—	20,853
Other current assets	—	9,920	(320)	—	9,600
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	18	35,922	(8,310)	—	27,630
Other, net	(26)	(114)	202	—	62

Net cash provided by operations	1,456	71,882	4,329	—	77,667

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,932)	632	—	(19,300)
Purchase of property and equipment	—	(5,553)	(313)	—	(5,866)
Purchase of other assets	—	(319)	—	—	(319)
Proceeds from sale of property and equipment	—	48	339	—	387
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Cash held in escrow	—	(1,480)	—	—	(1,480)
Intercompany	(1,453)	7,982	(6,529)	—	—

Net cash used in investing activities	(1,453)	(17,464)	(5,871)	—	(24,788)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,019,752	—	—	1,019,752
Repayments of revolving credit facility	—	(1,069,593)	—	—	(1,069,593)
Payments of other long-term debt	—	(4,282)	—	—	(4,282)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(54,354)	—	—	(54,357)

Net increase (decrease) in cash and cash equivalents	—	64	(1,542)	—	(1,478)
Cash and cash equivalents, beginning of period	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of period	$73	$3,790	$204	$—	$4,067

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2007 and September 30, 2006 each contain operating results for 13 weeks. The nine months ended September 29, 2007 and September 30, 2006 each contain operating results for 39 weeks.

Overview

According to Modern Tire Dealer magazine, we are the largest distributor of tires to the U.S. replacement tire market, a $27.2 billion industry in 2006. The U.S. replacement market had experienced stable historic growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. Additionally, price increases, resulting from rising raw materials costs, have traditionally provided for overall growth in this market. Unit replacement tire demand softened in 2006 and into early 2007. According to the Rubber Manufacturer’s Association (“RMA”) replacement tire units have rebounded modestly in the later part of 2007, up 2.0% from third quarter 2006, while we have achieved a quarter-over-quarter increase of 19.8%, including 5.8% from acquisitions. Unit replacement tire demand for the nine-month period ended September 30, 2007 is up 1.8% from the same period in 2006, as reported by the RMA, while we have achieved a 19.3% increase during this same period, including 3.8% from acquisitions. Our above market growth resulted, in part, from actions taken by us during 2006 intended to competitively reposition our entry level and higher performance products. We believe the weakened industry demand in 2006 and into 2007 was due, in part, to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which contributed to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles, such as SUVs, over the last several years, and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 4.4% from 2005 to 2006 and according to the RMA, are up 7.7% in the first nine months of 2007 as compared with 2006. During these same periods and excluding acquisitions, our high and ultra-high performance tire unit sales were up 10.7% and 34.5%, respectively, due, in large part, to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole, and believe that we are well positioned to benefit from this rising demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represented approximately 77% of our total net sales for the quarter ended September 29, 2007. The remainder of net sales is derived from other tire sales (13%), custom wheels (5%), automotive service equipment (2%), and other products (3%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past three years, we have successfully acquired and integrated six businesses representing approximately $329 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On July 2, 2007, we completed the purchase of certain assets and the assumption of certain liabilities of Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expands ATD’s service across the state of Florida and will complement our existing distribution centers currently located within the state of Florida. The acquisition was financed by ATD’s revolving credit facility. The results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

On May 31, 2007, we completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of May 31, 2007. The aggregate purchase price of this acquisition was $6.2 million, consisting of $6.0 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded our service across the state of Colorado and the Mid-West. The acquisition was financed by ATD’s revolving credit facility. The results of operations for the acquired business have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

Results of Operations

Quarter Ended September 29, 2007 Compared to Quarter Ended September 30, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended September 29, 2007	Quarter Ended September 30, 2006	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	September 29, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$504,890	$414,142	$90,748	21.9%	100.0%	100.0%
Cost of goods sold	418,845	342,392	(76,453)	(22.3)	83.0	82.7

Gross profit	86,045	71,750	14,295	19.9	17.0	17.3
Selling, general and administrative expenses	66,061	54,676	(11,385)	(20.8)	13.1	13.2
Impairment of intangible asset	—	2,640	2,640	100.0	0.0	0.6

Operating income	19,984	14,434	5,550	38.5	4.0	3.5
Other expense:
Interest expense	(15,615)	(15,039)	(576)	(3.8)	(3.1)	(3.6)
Other, net	6	(200)	206	103.0	0.0	0.0

Income (loss) from operations before income taxes	4,375	(805)	5,180	643.5	0.9	(0.2)
Income tax provision (benefit)	2,771	(118)	(2,889)	(2,448.3)	0.5	(0.0)

Net income (loss)	$1,604	$(687)	$2,291	333.5%	0.4%	(0.2)%

Net Sales

Sales increased $90.7 million in third quarter 2007 primarily driven by growth in unit sales of passenger and light truck tires, collectively contributing $48.1 million to sales. Pricing, net of select promotional activity, provided for an additional $20.0 million, as we have passed-through manufacturer price increases during 2006 and into 2007 that are due to increased raw material costs. The acquisitions of Martino Tire in July 2007, Paris Tire in May 2007 and Samaritan Tire in July 2006 resulted in additional sales growth of $22.4 million. Medium truck tire sales declined during the third quarter as this market softened, but were offset by growth in other tire sales, including industrial, farm and boat trailer tires.

Gross Profit

Gross profit in third quarter 2007 increased $14.3 million primarily due to increased tire unit sales, acquisitions, and favorable pricing. Overall contribution from high performance tire sales accounted for approximately 35% of the gross profit increase.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of our recently acquired operations which accounted for approximately $4.0 million of the increase. Other increases were primarily due to higher employee related expenses, related to incentive compensation, including sales commissions, incurred to support increased sales volume and higher lease and depreciation expense related to our continued expansions, and enhancements, to our infrastructure, which collectively amounted to $7.4 million.

Selling, general and administrative costs remained steady as a percentage of net sales, declining 0.1% to 13.1% in third quarter 2007 from 13.2% in third quarter 2006. This decrease was primarily a result of higher sales unit volumes combined with increased operating efficiencies.

Impairment of Long-Lived Assets

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a trade name intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, we, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the trade name intangible asset, as computed utilizing a discounted cash flow methodology, as compared to the current carrying value. Based on this evaluation, we recorded a charge of $2.6 million, the full carrying amount of the trade name intangible asset. No impairment charges were recorded during the quarter ended September 29, 2007.

Interest Expense

The increase in interest expense for third quarter 2007 is primarily due to higher debt levels, quarter-over-quarter resulting from the acquisition of Paris Tire in May 2007 and Martino Tire in July 2007.

Provision for Income Taxes

We recognized an income tax provision of $2.8 million in third quarter 2007 based on pre-tax income of $4.4 million, compared to an income tax benefit of $0.1 million in third quarter 2006 based on a pre-tax loss of $0.8 million. The effective tax rate in third quarter 2007 was 63.3% compared with 14.7% in third quarter 2006. The increase in the effective tax rate is due primarily to the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, and, to a lesser extent, the impact of interest expense on our uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The income tax provision recorded for third quarter 2007 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

The increase in net income is largely due to higher unit volumes and improvements in gross profit, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision (benefit) between periods.

Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Nine Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	September 29, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$1,399,321	$1,173,340	$225,981	19.3%	100.0%	100.0%
Cost of goods sold	1,161,239	965,049	(196,190)	(20.3)	83.0	82.2

Gross profit	238,082	208,291	29,791	14.3	17.0	17.8
Selling, general and administrative expenses	188,220	168,746	(19,474)	(11.5)	13.5	14.4
Impairment of intangible asset	—	2,640	2,640	100.0	0.0	0.2

Operating income	49,862	36,905	12,957	35.1	3.6	3.1
Other expense:
Interest expense	(46,389)	(44,802)	(1,587)	(3.5)	(3.3)	(3.8)
Other, net	(256)	(116)	(140)	(120.7)	0.0	0.0

Income (loss) from operations before income taxes	3,217	(8,013)	11,230	140.1	0.2	(0.7)
Income tax benefit	2,094	(2,595)	(4,689)	(180.7)	0.1	(0.2)

Net income (loss)	$1,123	$(5,418)	$6,541	120.7%	0.1%	(0.5)%

Net Sales

The increase in net sales for the nine-month period ended September 29, 2007 was primarily the result of an increase in passenger and light truck tire unit sales of $143.5 million. Unit sales of high and ultra-high performance tires accounted for over half of this increase. Our acquisitions of Samaritan Tire, Paris Tire and Martino Tire contributed sales of $41.7 million. In addition, we experienced an increase in unit sales of farm, industrial and other specialty tire sales, collectively contributing $10.9 million which were partially offset by a decline of $3.1 million in medium truck tire unit sales. Pricing, net of select promotional activity, was up $36.5 million primarily as a result of manufacturer price increases that we have passed along to our customers. A decline in wheel and equipment/supply sales of $5.4 million, collectively, partially offset these increases.

Gross Profit

Gross profit increased $29.8 million primarily due to increased unit sales (up $24.3 million), the acquisitions of Samaritan Tire, Paris Tire and Martino Tire (collectively $7.0 million) and slightly favorable pricing. These increases were partially offset by the non-repeat of a favorable inventory cost layer (i.e. the benefit from the sale of inventory in 2006 that was purchased prior to manufacturer price increases) that was experienced during the first nine months of 2006 ($4.6 million) and soft wheel sales.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. The acquisitions of Samaritan Tire, Paris Tire and Martino Tire collectively accounted for approximately $6.6 million of the increase, $3.5 million of which was employee related. The remaining increase primarily resulted from higher employee related expenses, mostly related to higher incentive compensation, including sales commissions, to support increased sales volume, increased depreciation expense primarily relating to our warehousing infrastructure and information technology additions, higher facility and equipment expense and an increase in advertising and travel expense (collectively $13.4 million). These expenses were partially offset by a reduction in the amortization of prepaid management advisory fees that were paid in connection with the acquisition of ATD by Holdings in March 2005 ($1.4 million).

As a percentage of net sales, selling, general and administrative expenses were 13.5% in the first nine months of 2007, down from 14.4% for the same period of 2006. The decrease was primarily a result of higher sales unit volumes and an increase in employee productivity.

Impairment of Long-Lived Assets

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a trade name intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, we, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, evaluated the fair value of the trade name intangible asset, as computed utilizing a discounted cash flow methodology, as compared to the current carrying value. Based on this evaluation, we recorded a charge of $2.6 million, the full carrying amount of the trade name intangible asset. No impairment charges were recorded during the nine-month period ended September 29, 2007.

Interest Expense

The $1.6 million increase in interest expense for the nine-month period ended September 29, 2007 was due primarily to higher debt levels period over period, in part due to acquisitions.

Provision for Income Taxes

We recognized an income tax provision of $2.1 million in the nine-month period of 2007 based on pre-tax income of $3.2 million, compared to an income tax benefit of $2.6 million in the nine-month period of 2006 based on a pre-tax loss of $8.0 million. The effective tax rate for the first nine months of 2007 was 65.1% compared with 32.4% for the corresponding period in 2006. The increase in the effective tax rate is due primarily to the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, and, to a lesser extent, the impact of interest expense on our uncertain tax positions in accordance with FIN 48 (see Note 8 in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further information). The income tax provision recorded for the first nine months of 2007 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

Net income for the nine-month period of 2007 increased $6.5 million from a loss of $5.4 million in the nine-month period of 2006 due primarily to increased gross profit driven by increased sales volumes and non-repeat of an impairment charge in 2006 partially offset by higher selling, general and administrative expenses and fluctuations in the income tax provision (benefit) between the nine-month periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. Except for the new critical accounting policy described below related to FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” there have been no material changes to our critical accounting policies during the quarter or nine-month periods ended September 29, 2007.

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

Liquidity and Capital Resources

At September 29, 2007 our total debt, including capital leases, was $527.8 million compared to $521.0 million at December 30, 2006, an increase of $6.8 million. Total commitments by the lenders under our revolving credit facility were $400.0 million at September 29, 2007, of which $148.7 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Cash provided by operating activities	$23,448	$77,667
Cash used in investing activities	(21,140)	(24,788)
Cash provided by (used in) financing activities	640	(54,357)

Net increase (decrease) in cash and cash equivalents	2,948	(1,478)
Cash and cash equivalents, beginning of period	3,600	5,545

Cash and cash equivalents, end of period	$6,548	$4,067

Cash payments for interest	$32,030	$30,563
Cash payments (receipts) for taxes, net	$2,039	$(13,363)
Capital expenditures financed by debt	$2,822	$2,360

Operating Activities

Cash provided by operating activities decreased $54.3 million to $23.4 million in the nine months ended September 29, 2007 compared to $77.7 million in the nine months ended September 30, 2006. The decrease in cash provided by operating activities was primarily due to receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that did not repeat in 2007. In addition, a reduction in our net working capital requirements in the first nine months of 2006 did not repeat during the first nine months of 2007 due to our overall growth during the 2007 period. For the nine-month period ended September 29, 2007, our change in operating assets and liabilities generated a cash inflow of approximately $0.1 million, primarily driven by increases in accounts receivables and inventories that were essentially offset by increases in accounts payable.

During the same period of 2006, excluding the income tax refund discussed above, our change in operating assets and liabilities generated a cash inflow of $44.9 million, primarily driven by reductions in inventories and an increase in accounts payable, only partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities decreased $3.7 million to $21.1 million in the nine months ended September 29, 2007 compared to $24.8 million in the nine months ended September 30, 2006. The decrease in cash used in investing activities was primarily due to a reduction in cash paid for acquisitions, which declined $3.8 million and a slight reduction in purchase levels of property and equipment, which declined $1.0 million. Capital expenditures for the nine-months ended September 29, 2007 of $4.9 million were primarily for information technology upgrades and warehouse racking.

Financing Activities

Net cash provided by financing activities increased $55.0 million to $0.6 million in the nine months ended September 29, 2007 compared to net cash used of $54.4 million in 2006. The increase was primarily due to a reduction in net payments on our revolving credit facility, including the receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that was used to pay down our revolving credit facility.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of September 29, 2007, the outstanding Amended Revolver balance was $160.8 million. In addition, ATD had certain letters of credit outstanding at September 29, 2007 in the aggregate amount of $8.4 million and $148.7 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of September 29, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of September 29, 2007). At September 29, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 7.0% and 7.4%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants which, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of September 29, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes

As of April 1, 2007, the Senior Discount Notes began accruing interest. Such interest will accrue at a rate of 13% per annum and will be payable in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007.

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

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Net cash provided by operating activities	$23,448	$77,667
Changes in assets and liabilities	(86)	(58,559)
Benefit for deferred income taxes	5,578	4,842
Interest expense	46,389	44,802
Provision (benefit) for income taxes	2,094	(2,595)
(Provision for) recovery of doubtful accounts	(265)	473
Amortization of other assets	(3,847)	(4,080)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	(1,902)	(4,666)
Other	(382)	1,685

Indenture EBITDA	$71,027	$59,569

Total Indenture EBITDA for the nine months ended September 29, 2007 increased $11.4 million to $71.0 million compared to $59.6 million in the nine months ended September 30, 2006 due primarily to changes in assets and liabilities from higher volumes and acquisitions, partially offset by the benefit of sales associated with a favorable inventory cost layer in first quarter 2006 that did not repeat during the nine-months of 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of SFAS No. 157 on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

For the period ended September 29, 2007, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2006 Annual Report on Form 10-K.

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 29, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $0.3 million at September 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheet. At December 30, 2006, the fair value of the Swap was an asset of $0.7 million and is included in other assets in the accompanying condensed consolidated balance sheet.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 29, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: November 13, 2007	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)