Form 10-K
period 2007-12-29
American Tire Distributors Holdings, Inc.
filed 2008-03-26
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☒       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 15, 2008: 999,527

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events. See “Item 1A—Risk Factors” for further discussion.

PART I

Item 1.	Business.

Our Company

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company,” “we,” “us,” “our” and “Successor”) is a Delaware corporation, that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATD” or “Predecessor”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

We are the leading distributor of tires to the replacement tire market in the United States, according to Modern Tire Dealer magazine, and provide a critical link between tire manufacturers and the highly fragmented retail tire sales channel. Through our 83 distribution centers, we offer approximately 50,000 stock-keeping units, or SKUs, to over 40,000 customers, generally on a same- or next-day basis. As a result, our customers utilize our broad product offering to offer a comprehensive product lineup to their end customer that due to working capital, logistics and warehouse constraints, they would otherwise be unable to provide on a stand-alone basis. We believe our position as the leading intermediary between tire manufacturers and a very fragmented customer base makes us an important distribution partner to the tire manufacturers. Our industry-leading market share increased from an estimated 1.7% in 1995 to over 7.0% in 2007 as a result of organic growth and targeted acquisitions. We believe that our size and broad geographic footprint give us a substantial scale advantage over our distribution competitors, all of whom are regionally focused.

We believe we have the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger tire brands. We carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. In addition to flag brands, we also sell associate and private label brand tires, custom wheels and accessories and related service equipment. We believe our large, diverse product offering allows us to better penetrate markets by being able to provide a wide spectrum of products at multiple price points.

We serve a highly diversified customer base. Our largest customer and its subsidiaries accounted for less than 1.2% and our top ten customers accounted for less than 6.5% of our net sales. In addition to our extensive inventory and same- or next-day distribution capabilities, we provide our customers with sales and product support services, including a sophisticated ordering and logistics system, to maximize their ability to sell tires, custom wheels and accessories. These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position for us within the industry.

We were founded in North Carolina as The J.H. Heafner Company, Inc. in 1935. In 1999, we reincorporated in Delaware and changed our name to Heafner Tire Group, Inc. In 2001, we divested our retail operations in order to concentrate on our core wholesale tire distribution business and in 2002, we changed our name to American Tire Distributors, Inc. The new name was part of our transition from a collection of companies joined through acquisition into a single unified company.

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware Corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings. The Acquisition was completed on March 31, 2005.

Recent Developments

During fiscal 2007 we completed and integrated three acquisitions that extended our distribution network and increased our scale.

•

On December 7, 2007, we acquired 6H-Homann, LLC and Homann Tire, LTD (collectively “Homann Tire”), a tire distributor that has allowed us to expand our operations across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana.

•

On July 2, 2007, we acquired the distribution assets of Martino Tire Company (“Martino Tire”), a tire distributor that has allowed us to expand our operations across the state of Florida and complemented our existing distribution centers currently located within the state of Florida.

•	On May 31, 2007, we acquired Jim Paris Tire City of Montbello, Inc. (“Paris Tire”), a tire distributor that has allowed us to expand our operations across the state of Colorado and the Mid-West.

Industry Overview

According to Modern Tire Dealer magazine, the U.S. replacement tire market had annual retail sales of approximately $29.4 billion in 2007. Of that amount, passenger car and light truck tires accounted for approximately 62.6% and 15.3% of sales, respectively. Medium truck tires and farm, specialty and other types of tires accounted for approximately 18.7% and 3.4% of sales, respectively. Pricing among all replacement tires was up 8.2% in 2007, substantially related to multiple price increases by the tire manufacturers.

The U.S. replacement tire market has experienced stable historical growth. According to Modern Tire Dealer magazine, the number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 185.4 million tires in 1995 to 240.7 million tires in 2007. During that period the U.S. replacement tire market had annual tire sales decline only twice, in 2001 when shipments decreased by 4.9% and in 2006 when shipments decreased by 3.3%. We believe the decline in 2001 was primarily due to a tire recall by Firestone in 2000, where the manufacturer replaced customer tires earlier than customers would have otherwise required. We believe the weakened demand in 2006 was due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which contributed to the deferral of tire purchases. We believe the stable historical market growth in the replacement tire market is due to the:

•	increase in both the number and average age of passenger cars and light trucks;

•	rise in the number of miles driven;

•	increase in the number of licensed drivers;

•	expansion of replacement tire SKUs;

•	growth of high performance and larger diameter tires; and

•	shortening of tire replacement cycles, particularly for high performance tires.

The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires sold under recognized brands; associate brands, which are primarily lower priced tires; and private label brands, which are manufactured exclusively for and marketed by independent tire wholesale distributors and/or retailers. According to Modern Tire Dealer magazine, the market share of flag brand tires in the replacement tire market is approximately 71.6% in 2007.

In the United States, consumers purchase replacement tires from several principal sources, including independent tire outlets, manufacturer-owned retail stores, automotive dealerships, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores such as Pep Boys and wholesale clubs and discounters such as Costco and Sam’s Club. Independent tire outlets, our largest customer base, include small local tire stores as well as regional and national chains such as Tire Kingdom and Discount Tire. According to Modern Tire Dealer

magazine, independent tire outlets are the largest suppliers of new replacement passenger car tires in the United States, accounting for approximately 59.5% of retail sales of domestic replacement passenger car tires in 2007, up from 54.0% in 1990.

Independent tire outlets obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like us and dealer owned warehouses. Other sources include discount or price clubs and other tire outlet chains. We believe that in recent years certain tire manufacturers have reduced the extent to which they supply small independent tire outlets directly due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supply to independent wholesale distributors who are able to deliver tires to a large number of independent tire outlets with greater efficiency.

Competitive Strengths

We believe our key competitive strengths include:

Leading Market Position. We are the leading replacement tire distributor in the United States with an estimated national market share of greater than 7.0%. We believe that the key benefits of our scale include: an ability to efficiently carry an extensive inventory; an ability to invest in sales tools and technologies to support our customers; and, operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with the fact that we, unlike our principal competitors, do not own retail businesses that compete with our customers, enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

Extensive Distribution Network. We have the largest independent aftermarket tire distribution network in the industry with 83 distribution facilities and approximately 688 delivery vehicles serving 37 states. Utilizing our sophisticated inventory management and logistics technology, we believe we deliver 88.0% of our orders on a same- or next-day basis. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

Broad Product Offering. We believe we offer the most comprehensive selection of tires in the industry. We supply nine of the top ten leading passenger tire brands and we carry the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. We also offer a number of high quality, private label product lines. In addition to branded and private label tires, we also sell associate brand tires, custom wheels and accessories and related service equipment. We believe that our broad product offering has been a significant factor in attracting and retaining many of our customers.

Diversified Customer Base. We sell our products to over 40,000 customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets. In 2007, no single customer accounted for more than 1.2% of our net sales while our top 10 customers accounted for less than 6.5% of our net sales.

Superior and Distinctive Technology. We have invested in sophisticated ordering and logistics technology that provides order processing, warehousing and fulfillment functions, which we believe to be the most efficient in the industry. Our ATDOnline® system, introduced in 1996, offers customers instant online access to our inventory, allowing dealers to check the price and availability of products and place orders on a 24/7 basis. Approximately 56.1% of our total order volume in 2007 was placed online using ATDOnline®, up from 51.8% in 2006. We have also invested in our logistics technology, including routing and global positioning software systems, to capture additional distribution efficiencies.

Strong Working Capital Management and Low Capital Expenditures. We are able to generate cash flows while maintaining sizeable inventory as our inventory controls and vendor relationships enable us to closely monitor and effectively manage our working capital. Furthermore, our scalable operating platform has allowed us to increase sales volume without significant incremental costs or capital expenditures. During the period from 2001 to 2007, our annual maintenance capital expenditures have averaged between $1.0 million and $3.0 million. In addition, our bad debt write-offs have historically been less than 0.1% of sales due to strong credit and collection procedures.

Experienced Senior Management Team. Our senior management team, led by our Chief Executive Officer, Richard P. Johnson, and our President, William E. Berry, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of distribution experience and over 15 years with our predecessor companies.

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

Focus on Higher Profit Products. We plan to continue to focus on increasing the mix of high and ultra-high performance tires in our product line and on shifting customers from private label and associate brands to flag brands, which provide us with a higher profit per tire. The shift to larger rim diameter products also enhances our profit per tire. We are also working closely with independent tire retailers, automobile dealers and specialty shops to increase our sales of high-margin custom wheels and tire service equipment, tools and supplies.

Capitalize on Profit Enhancement Opportunities. We remain committed to managing our cost structure to increase profitability. As we have expanded our market presence, we have been able to effectively leverage our highly scalable distribution infrastructure to achieve higher growth while utilizing our logistics technology, including our GPS applications, to improve distribution efficiency and increase profitability.

Selectively Pursue Acquisitions. We believe we are well-suited, due to liquidity resources that we have available, to capitalize on opportunities to acquire smaller companies with key customer relationships. Our acquisition strategy consists of increasing our share in existing markets, adding distribution in new or complementary regions and utilizing our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets provide an opportunity for significant cost savings. Over the past four years, we have successfully acquired and integrated eight businesses representing approximately $328 million in annual net sales. We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets.

Products

We sell a broad selection of flag, associate and private label tires, as well as custom wheels and accessories and related service equipment. Tire sales accounted for approximately 89.0%, 87.2% and 86.8% of total aggregate net sales in fiscal years 2007, 2006, and 2005, respectively.

Tires

Sales of passenger car and light truck tires accounted for approximately 77.0% of our net sales in fiscal 2007. The remainder of our tire sales were for medium trucks, farm vehicles and other specialty tires.

Flag brands. Our flag brands have high consumer recognition and generate higher per-tire profit than associate or private label brands. We carry the flag brands from all four of the largest tire manufacturers:

Bridgestone, Continental, Goodyear and Michelin. As a part of our flag brand portfolio, we also carry high and ultra-high performance tires, including such brands as Kumho, Nitto and Pirelli.

We believe that our ability to effectively distribute a wide variety of SKUs for our flag brands is key to our success. The overall replacement tire market is highly fragmented and, according to Modern Tire Dealer magazine, the top ten passenger car tire brands account for approximately 61.0% of total replacement units. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one half of all new passenger car and light truck owners replace their tires with the same equipment. As a result, in order to be competitive, tire dealers, and particularly independent tire outlets, must be able to access a broad range of inventory quickly. Our customers can use our wide product offering to sell a comprehensive product lineup that they would be unable to provide on a stand-alone basis due to working capital constraints and limited warehouse capacity.

Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for dealers to efficiently stock. High and ultra-high performance tires have shown significant growth as compared to the overall market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory increased industry-wide by 9.0% from 2006 to 2007.

Associate brands. Associate brands are primarily lower-priced tires, manufactured by well-known manufacturers. Our associate brands include Dayton, Republic and Gillette. These products allow us to offer tires in a wider price range. In addition, associate brands are attractive to our dealers because they may count towards the various incentive programs offered by manufacturers.

Private label brands. Private label brands are lower priced tires made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and/or retailers. Our private labels allow us to sell alternatively branded tires to locally competitive dealers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 200 different styles of wheels in 26 different brands, along with installation and service accessories. Of these 26 brands, five are proprietary; ICW® Racing, Pacer®, Drifz®, Cruiser Alloys and OE Performance. An additional six are exclusive to us; CX, Maas, Zora, Gear, Martin Brother and Panther. Nationally available flag brands complement our offering with such brands as Cragar, Ultra, Lexani, Micky Thompson, Konig and HRE, collectively representing one of the most comprehensive wheel offerings in the industry. In addition to being a relatively high margin product, custom wheels are directly complementary to our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Sourcing of product is worldwide through a number of manufacturers. Our net sales of custom wheels in fiscal 2007 was $106.8 million or approximately 5.7% of net sales.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. This equipment includes wheel alignment, tire changer and automotive lift machinery. These products broaden our portfolio and leverage our customer relationships. The manufacturers we represent are the leaders and best in class for the industry, and include Hunter Engineering, Challenger, Champion and Shure. Our net sales of equipment and tools, supplies and other items in fiscal 2007 was $56.6 million and $31.3 million, respectively for a combined total of 5.3% of net sales.

Distribution System

We have designed our distribution system to deliver products from a wide variety of vendors to our highly fragmented customer base. We believe that as tire manufacturers have reduced the number of direct customers they serve, we have become a more critical link between those two groups.

We utilize a sophisticated inventory and delivery system to distribute most of our products to our customers on a same- or next-day basis. In most of our 83 distribution facilities, we have sophisticated bin locator systems, material handling equipment and routing software that tie customer orders, inventory and delivery routes in a seamless manner. We believe this system, which is integrated with our ATDOnline® ordering system, gives us a competitive advantage by allowing us to ship customer orders quickly while reducing labor costs. Our logistics and routing technology uses third party software packages and GPS systems to optimize route design and delivery capacity. Coupled with our fleet of approximately 688 delivery vehicles, this technology enables us to make multiple daily or weekly shipments to customers, as necessary. With this distribution infrastructure, we believe we fulfill approximately 88.0% of our customers’ orders on a same- or next-day basis.

Approximately 80.0% of our products are shipped directly by tire manufacturers to our distribution centers. The remaining 20.0% of our products are shipped by suppliers to our mixing centers in Maiden, North Carolina, Lincoln, Nebraska, Fresno, California and Dallas, Texas. These mixing centers allow us to warehouse slower-moving and foreign-manufactured products, which are forwarded to our distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We market our products and services through a number of methods, including online initiatives and specialized sales teams.

Sales Force

We have structured our sales organization to best service our existing customers and develop new prospective customers. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided. Additionally, we have established a segmented pricing system that allows us to effectively manage pricing across our customer base.

Our tire sales force consists of sales personnel located at each distribution center and a sales administrative group located at our field support center in Huntersville, North Carolina. The sales personnel located at each distribution center consist of outside and inside sales people as well as customer service representatives. These sales teams focus on retail tire and service dealers located within the service area of the distribution center and include a combination of tire-, wheel- and equipment- focused sales personnel. The outside sales personnel visit their targeted customers to advance our business opportunities and that of our customers, while the inside sales personnel remain on site, making client contact by telephone to advance specific products or programs. The customer service representatives manage incoming calls from customers and provide assistance with order placement, inventory inquiries and general customer support. The Huntersville-based sales administrative team provides overall direction for the distribution center based sales force and manages ATD’s national account customers, including large national and regional retail tire and service companies. This team also manages the Huntersville-based call center that provides call management assistance to the distribution centers during peak times of the day to minimize customer wait time as well as support in the event of any disruption of a distribution centers local telephone service.

Our aftermarket wheel sales group has sales and technical support personnel in the field and performance specialists in each region. The sales force’s responsibilities include cultivating new prospective wheel customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding style and fitment. We have also established a dedicated equipment, tool and supply sales force that works with the administrative tire sales group specifically to sell related service equipment, tools and supplies.

ATDOnline® and Envizio®

ATDOnline® provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. The orders are automatically processed and printed in the appropriate distribution center within minutes of entry. ATDOnline® allows customers to track their account balances and participation levels in supplier incentive programs. In 2007, we added the capability for users to track expected deliveries and retrieve copies of their signed delivery receipts. As this system represents a more efficient method of order entry and information access, we have encouraged our customers to use this system. In 2007, approximately 56.1% of our total order volume was placed online using ATDOnline®, up from 51.8% in 2006.

Envizio® is our web-based tool that provides a one-of-a-kind 3D vehicle visualization for use as the custom wheel marketing and technical resource for our customers. Envizio® utilizes mathematic models that enable users to properly select and display a wide variety of wheel products on the car of their choice in photographic quality images. We believe the combination of the Envizio® website and kiosks in dealer stores provides our customers a unique and easy-to-use tool for selling wheels and, ultimately, other products as well.

Manufacturer Programs

Individual manufacturers offer a variety of programs for dealers that sell their products, such as Michelin’s Alliance, Goodyear’s Express, Continental’s Gold, Kumho’s Fuel and Bridgestone’s TireStarz. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we manage these programs for the manufacturers and enhance these programs through dedicated staff to assist dealers in managing their participation. We believe these enhancements, combined with our customer service, provide significant value to our customers.

In 2004, as a result of our acquisition of Target Tire, Inc. (“Target Tire”), we acquired a membership interest in the American Car Care organization for several regions we serve, which were further expanded in 2005 with our acquisition of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). The acquisition of Paris Tire in 2007 further expanded our American Car Care territories to include all of Colorado and western Kansas.

In 2006, we introduced ATD ServiceBay®, which provides a comprehensive suite of benefits for our dealers including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through GE Capital) and training and marketing programs to provide our dealers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

Customers

We principally distribute tires and related automotive products to independent tire outlets. Our other customers include national and regional retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. In 2007, our operations served over 40,000 customers each month in 37 states. Our customers are principally located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States. Our largest customer and its subsidiaries accounted for less than 1.2% and our top ten customers accounted for less than 6.5% of net sales.

Car dealerships are focused on growing their service business in an effort to expand profitability and we believe they view having replacement tire capabilities as an important service element. According to Modern

Tire Dealer magazine, car dealers account for 4.5% of all replacement tire sales, up from 4.0% in 2006. During 2005 and into 2006, we successfully rolled out programs with several car manufacturers and these programs continue to expand. We are in discussions with other car manufacturers in order to develop similar programs with them and their networks of dealerships.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. Our supply arrangements with our major suppliers are generally oral or written arrangements with cancellation or short notice provisions that are renegotiated annually. Although we can make no assurance that these arrangements will be renewed, or renewed on favorable terms, we have conducted business with our major tire suppliers for many years and we believe that we have good relationships with all of our major suppliers. In 2007, we purchased approximately 51.0% of our tire products in 2007 from three tire suppliers and we do not have long-term supply agreements with these suppliers for purchases of the supplier’s branded products. Our operating results could be adversely affected if we were unable to purchase tires from these three suppliers.

There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels we purchase are private-label custom brands, namely Pacer®, Cruiser Alloys, Drifz®, OE Performance and ICW® Racing, and are produced by a variety of manufacturers. We purchase equipment and other products from multiple sources, including industry leaders such as Hunter Engineering, Challenger, Champion and Shure.

Competition

The industry in which we operate is highly competitive and fragmented. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores, as well as through shipments to independent wholesale distributors like us. There are approximately 200 independent wholesale distributors in the United States. We compete with a number of tire distributors on a regional basis. Our main competitors include TCI Tire Centers, TBC Wholesale and Am-Pac Tire, some of which have retail operations that compete with their distribution customers. We also face some competition from internet based, mail-order and smaller regional companies.

We believe that the principal competitive factors in our business are reputation, breadth of product offering, delivery frequency, price and service. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag and private label branded products, our competitive prices and our ability to provide quality services in a timely manner.

Information Systems

Our legacy computer system consists of programs developed in-house by our programming staff. The main functions of this system include order entry, invoicing, inventory control, accounts receivable and warehouse management. We are currently implementing the latter stages of a conversion to Oracle in order to accommodate our integrated operations and increased volume of business. We have already implemented the general ledger as well as accounts payable, procurement and inventory functions on Oracle. We expect to complete the conversion to Oracle in 2009. If this transition is not successful, our business and operations could be disrupted and our operating results could be harmed. For more information, see Item 1A, “Risk Factors.”

Trademarks

The private-label brand names under which we market our products are trademarks of our company. Those private-label brand names are considered to be important to our business because they develop brand identification and foster customer loyalty. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal private-label brand names under which we market our products are:

•	DYNATRAC® tires;

•	WYNSTAR® tires;

•	Cruiser Wire® custom wheels;

•	DRIFZ® custom wheels;

•	ICW® custom wheels;

•	PACER® custom wheels; and

•	MAGNUM® automotive lifts.

Our other trademarks include:

•	American Tire Distributors®;

•	ATDOnline®;

•	ATD ServiceBay ®;

•	WHEEL WIZARD®;

•	ENVIZIO®;

•	Wheel Wizard Envizio®;

•	Wheelenvizio.com®; and

•	XPRESSPERFORMANCE®.

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

Environmental Matters

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean-up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Employees

As of March 15, 2008, our operations employed approximately 2,400 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

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

There are a limited number of tire manufacturers worldwide and, accordingly, we rely on a limited number of tire manufacturers for our products, including flag and associate brands as well as our private label brands. Our business depends on developing and maintaining productive relationships with these suppliers. Although in most cases we have dealt with these manufacturers for many years, our arrangements are short term in nature and there can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. In addition, while our growth strategy depends on our ability to make selective acquisitions our suppliers may not be willing to supply the companies we acquire, which could have a material adverse effect on our business. Furthermore, in the event that any of our suppliers were to experience financial, operational, production, supply, labor or quality assurance difficulties that result in a reduction or interruption in our supply, or if they otherwise fail to meet our manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our suppliers may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to suppliers refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us. Finally, although the majority of tires manufactured by the major tire manufacturers are sold to the replacement tire market, the manufacturers pay disproportionate attention to automobile companies that purchase tires for use as original equipment on vehicles sold to consumers. Increased demand from the automobile companies could also result in cost increases and time delays in deliveries from manufacturers to us, any of which could have a material adverse effect on us.

While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. Our business would be adversely affected if the suppliers determined that, due to the increasing size of such dealers, they could deal directly with such dealers.

Our business could be adversely affected by consolidation among customers as it may reduce our importance as a holder of sizable inventory, thereby reducing our revenues and earnings.

Our success has been dependent, in part, on the fragmented customer base in our industry. Because of the small size of most customers, they cannot support substantial inventory positions and thus, as our size permits us to maintain a sizable inventory, we fill an important role. We do not generally have long term arrangements with our customers and they can cease doing business with us at any time. If a trend towards consolidation among customers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. If that trend continues, the number of dealers able to handle sizable inventory could increase, reducing the importance of distributors to the independent dealer market.

We would also be adversely affected if other channels in the replacement tire market, including mass merchandisers and wholesale clubs, gain market share from the independent tire outlet channel. Our market share in those other channels is lower, as those channels are generally sizable enough to deal directly with suppliers.

The industry in which we operate is highly competitive and our failure to effectively compete may adversely affect our results of operations and our ability to service our debt obligations.

The industry in which we operate is highly competitive, and some of our competitors have resources greater than ours. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer-owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which we do business. Most of our customers buy products from both our competitors and us. Although we believe that we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to continue to do so in the future. See Item 1 “Business—Competition.”

The automotive replacement tire industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products, which could decrease our net sales and operating margins. Also, absent general economic changes, fluctuations in interest rates and fuel prices could impact consumer spending, which could decrease our net sales and operating margins.

A downturn in the economy may delay or reduce consumer purchases of our products and services or lead consumers to purchase more associate or private label brands and reduce spending on higher margin products, which could adversely affect our revenues, cash flow and profits. Sales in our industry declined in 2006 due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs. Sales in our industry also declined in 2001 due in part to the recession as well as the effect of the Firestone recall in 2000, and sales in our industry have declined on an annual basis in prior recessions. A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on replacement tires, including, among others, general business conditions, interest rates, fuel prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased over time, should a reduction in the number of automobiles driven by automobile owners occur, it would adversely affect the demand for our products.

Our business is subject to seasonal and other fluctuations that affect our cash flows, which could affect our ability to service our debt during certain periods.

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

We are currently in the latter stages of a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as accounts payable, procurement and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. Even if the integration is completed on time, the new system may not operate as we expect it to. In addition, we may have to expend significant resources to find an alternative source for performing these functions and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. While our most recent acquisitions have been successfully integrated to-date, we cannot be assured that will be the case with all acquisitions in the future.

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

We could be subject to product liability, personal injury or other litigation claims that could have an adverse effect on our business, financial condition and results of operations.

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

We are currently highly leveraged. As of December 29, 2007, our debt (including capital leases) was $539.9 million. In addition, as of December 29, 2007, ATD was able to borrow up to an additional $143.2 million under its amended credit facility, subject to customary borrowing conditions. Our high amount of debt could have important consequences, including:

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

Certain amounts of our borrowings, primarily borrowings under ATD’s amended credit facility and our Senior Floating Rate Notes, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. This would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into interest rate swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. At December 29, 2007, we had $313.3 million outstanding under ATD’s amended credit facility and our Senior Floating Rate Notes, of which $228.3 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes.

Our business strategy relies increasingly upon online commerce and we may not be able to adapt to rapid technological change.

Customers’ access to our website directly affects the volume of orders we fulfill and thus affects our revenues. Approximately 56.1% of our total order volume in 2007 was placed online using ATDOnline®, up from 51.8% in 2006. We expect our internet generated business to continue to grow as a percentage of overall sales. Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies, all of which could render our existing website and proprietary technology obsolete. To succeed, we must continually enhance website responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a cost effective and timely basis. If we do not adapt quickly enough to changing customer requirements and industry standards, there could be a decline in online orders and a decrease in net sales.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, we may be unable to provide financial information in a timely and reliable manner and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the Public Company Accounting Oversight Board (“PCAOB”). Any such action could adversely affect our financial results or investors’ confidence in our company and could cause the price of our securities to fall.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. All of our properties are considered to be adequate to meet current operating requirements. As of December 29, 2007, we had a total of 83 warehouse distribution centers located in 30 states, aggregating approximately 6.5 million square feet. Of these centers, two are owned and the remainder are leased.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 15, 2008, there were 40 holders of record of our common stock. There is no public trading market for our common stock.

As of December 29, 2007, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future. In addition, ATD’s amended revolving credit facility contains certain covenants, which, among other things, restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data.

As used in this report, the term “Successor” refers to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “Predecessor” refers to American Tire Distributors, Inc. and its subsidiaries.

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data as of the end of and for the fiscal years 2003 and 2004 is derived from the Predecessor’s consolidated financial statements as of and for those years. Both the Predecessor and Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks and the 2003 fiscal year (ended December 27, 2003) contains operating results for 52 weeks. Selected historical financial data for the fiscal quarter ended April 2, 2005 is derived from the Predecessor’s consolidated financial statements as of and for that period. Selected historical financial data for the period of April 2, 2005 through December 31, 2005 and for fiscal years 2006 and 2007 is derived from the Successor company and reflects the Acquisition and related transactions. The fiscal quarter ended April 2, 2005 contains operating results for 13 weeks and the period of April 2, 2005 through December 31, 2005 contains operating results for 39 weeks. The 2006 fiscal year (ended December 30, 2006) and the 2007 fiscal year (ended December 29, 2007) contain operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Predecessor			Successor
	Fiscal Year 2003	Fiscal Year 2004 (4)	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (3)	Fiscal Year 2006 (2)	Fiscal Year 2007 (1)
	(dollars in thousands)			(dollars in thousands)
Statement of Operations Data:
Net sales	$1,114,410	$1,282,069	$354,339	$1,150,944	$1,577,973	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	910,905	1,043,793	290,488	939,325	1,293,594	1,552,975

Gross profit	203,505	238,276	63,851	211,619	284,379	324,505
Selling, general and administrative expense	162,351	183,235	52,653	172,605	227,399	258,347
Impairment of intangible asset	—	—	—	—	2,640	—
Transaction expenses	—	—	28,211	95	—	—

Operating income (loss)	41,154	55,041	(17,013)	38,919	54,340	66,158
Other income (expense)
Interest expense	(14,071)	(13,371)	(3,682)	(41,359)	(60,065)	(61,633)
Other, net	93	(393)	(252)	111	(364)	(285)

Income (loss) from operations before income taxes	27,176	41,277	(20,947)	(2,329)	(6,089)	4,240
Income tax provision (benefit)	11,089	16,236	(6,620)	(728)	(1,482)	2,867

Income (loss) from continuing operations	16,087	25,041	(14,327)	(1,601)	(4,607)	1,373
Loss from discontinued operations, net of income tax benefit	(82)	—	—	—	—	—

Net income (loss)	$16,005	$25,041	$(14,327)	$(1,601)	$(4,607)	$1,373

	Predecessor					Successor
	Fiscal Year 2003		Fiscal Year 2004 (4)		Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (3)	Fiscal Year 2006 (2)	Fiscal Year 2007 (1)
	(dollars in thousands)					(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$17,657		$25,709		$9,871	$(34,654)	$66,586	$18,827
Investing activities	(1,929)		(63,302)		(1,438)	(468,815)	(28,527)	(29,860)
Financing activities	(15,095)		37,601		(8,264)	505,511	(40,004)	12,182
Depreciation and amortization	6,957		6,781		1,738	16,409	25,071	28,096
Capital expenditures (5)	2,491		4,379		1,574	6,086	9,845	8,648
Indenture EBITDA (6)	48,491		64,194		13,865	64,964	83,658	95,397
Ratio of earnings to fixed charges (7)	2.2	x	2.9	x	—	—	—	1.1	x

Balance Sheet Data:
Cash and cash equivalents	$3,326		$3,334			$5,545	$3,600	$4,749
Working capital (8)	98,997		133,720			201,820	172,627	186,556
Total assets	413,970		549,243			1,120,118	1,123,506	1,210,696
Total debt (9)	182,716		233,919			545,245	521,007	539,853
Total redeemable preferred stock	10,535		9,535			18,559	19,822	21,450
Total shareholders’ equity	32,494		57,765			220,806	216,758	216,395

(1)	In May 2007, we acquired Jim Paris Tire City of Montebello, Inc. (“Paris Tire”), in July 2007 we acquired the distribution assets of Martino Tire Company (“Martino Tire”) and in December 2007 we acquired 6H-Homann, LLC and Homann Tire, LTD (collectively “Homann Tire”). Each transaction was accounted for using the purchase method of accounting.
(2)	In January 2006, we acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) and in July 2006, we acquired Samaritan Wholesale Tire Company (“Samaritan Tire”). Each transaction was accounted for using the purchase method of accounting.
(3)	In August 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This transaction was accounted for using the purchase method of accounting.
(4)	In July 2004, ATD acquired Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and in September 2004, ATD acquired Target Tire, Inc. (“Target Tire”). Each transaction was accounted for using the purchase method of accounting.
(5)	Excludes capital expenditures financed by debt.
(6)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA.

	Predecessor			Successor
	Fiscal Year 2003	Fiscal Year 2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006	Fiscal Year 2007
	(dollars in thousands)			(dollars in thousands)
Net cash provided by (used in) operating activities	$17,657	$25,709	$9,871	$(34,654)	$66,586	$18,827
Changes in assets and liabilities	14,604	9,225	(12,972)	61,985	(35,646)	12,703
(Provision) benefit for deferred income taxes	(6,915)	(1,847)	(658)	2,413	1,970	6,916
Interest expense	14,071	13,371	3,682	41,359	60,065	61,633
Income tax provision (benefit)	11,089	16,236	(6,620)	(728)	(1,482)	2,867
(Provision for) recovery of doubtful accounts	(907)	(320)	(279)	(1,091)	325	(854)
Amortization of other assets	(1,208)	(1,156)	(232)	(4,091)	(5,443)	(5,056)
Stock-based compensation expense	—	—	(8,584)	—	—	—
Transaction expenses	—	—	28,211	95	—	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	—	—	—	(4,331)	(6,347)	(2,012)
Post-retirement benefit plan termination	—	—	—	—	1,933	—
Other	100	2,976	1,446	4,007	1,697	373

Indenture EBITDA	$48,491	$64,194	$13,865	$64,964	$83,658	$95,397

Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. Accordingly, we believe the amount of this benefit is meaningful to understand the results for the 2005 period. Reductions in the liquidation value of $0.9 million and $0.7 million were included in Indenture EBITDA in fiscal 2006 and 2007, respectively.

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

As used in this report, the terms “Company,” “Successor,” “we,” “us,” “our” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” or “Predecessor” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report.

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2007 fiscal year (ended December 29, 2007), the 2006 fiscal year (ended December 30, 2006) and the aggregate twelve-month period ended December 31, 2005 contain operating results for 52 weeks.

Overview

According to Modern Tire Dealer magazine, we are the largest distributor of tires to the U.S. replacement tire market, a $29.4 billion industry in 2007. The U.S. replacement market had experienced stable historic growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. Additionally, price increases, resulting from rising raw materials costs, have traditionally provided for overall growth in this market. Unit replacement tire demand, however, softened in 2006 and into early 2007. According to Modern Tire Dealer magazine, the Rubber Manufacturer’s Association (“RMA”) reported soft replacement tire unit demand during 2006 resulting in a 3.3% decline from 2005 levels. Also during 2007, according to Modern Tire Dealer magazine and the RMA, light vehicle replacement tire units have rebounded modestly achieving a year-over-year increase of 3.1%, while, during 2007, we achieved a year-over-year increase of 18.3%, including 3.9% from acquisitions. Our above-market growth resulted, in part, from actions taken by us during 2006 intended to competitively reposition our entry-level and higher-performance products. We believe the weakened industry demand in 2006 and into early 2007 was due, in part, to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which contributed to the deferral of tire purchases.

Dynamics affecting industry growth include an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs over the last several years and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory increased by 9.0% from 2006 to 2007 industry-wide. During the same period and excluding acquisitions, our high and ultra-high performance tire unit sales were up 29.4% due, in large part, to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us, and the industry as a whole, and believe that we are well positioned to benefit from this rising demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 77.0% of our net sales in 2007. The remainder of net sales is derived from other tire sales (12.0%), custom wheels (5.7%), automotive service equipment (2.7%), and other products (2.6%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past four years, we and the Predecessor have successfully acquired and integrated eight businesses representing approximately $328.0 million in annual net sales. The acquisition of Jim Paris Tire

City of Montbello, Inc. expanded our service across the state of Colorado and the Mid-West. The acquisition of the distribution assets of Martino Tire Company expanded our service across the state of Florida and complemented our existing distribution centers currently located in the state of Florida while the acquisition of 6H-Homann, LLC and Homann Tire, LTD expanded our service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana. The acquisition of Samaritan Wholesale Tire Company expanded our service across the state of Minnesota and into Western Wisconsin. The acquisition of Silver State Tire Company and Golden State Tire Distributors established our distribution footprint across the state of Nevada. The acquisition of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”) expanded our operations into Utah, Idaho and Wyoming as well as parts of Nevada, Colorado, Nebraska and South Dakota. The acquisition of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire, Inc. (“Target Tire”) strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profits.

On December 7, 2007, we completed the purchase of all of the outstanding membership interests of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $6.5 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.2 million in direct acquisition costs. This acquisition expanded our service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana.

On July 2, 2007, we completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded our service across the state of Florida and complemented our existing distribution centers currently located within the state of Florida.

On May 31, 2007, we completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated May 31, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $6.2 million, consisting of $6.0 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded our service across the state of Colorado and the Mid-West.

The Homann Tire, Martino Tire and Paris Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition.

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

The Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. The results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.0 million, consisting of $20.7 million in cash and $0.3 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State.

On March 31, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 4, 2005 and amended and restated on March 7, 2005, among Holdings, ATD MergerSub, Inc., a Delaware Corporation (“MergerSub”), Charlesbank Equity Fund IV, L.P., a Massachusetts limited partnership, Charlesbank Capital Partners, LLC, a Massachusetts limited liability company and ATD; MergerSub merged with and into ATD with ATD being the surviving corporation (also referred to herein as the “Merger” or the “Acquisition”). As a result of the Acquisition, ATD became a wholly-owned subsidiary of Holdings. The Acquisition was completed on March 31, 2005.

Results of Operations

Twelve Months Ended December 29, 2007 Compared to Twelve Months Ended December 30, 2006

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Period Over Period Change Favorable (unfavorable)	Period Over Period Percentage Change Favorable (unfavorable)	Results as a Percentage of Net Sales for Each Period Ended
					December 30, 2006	December 29, 2007
Net sales	$1,577,973	$1,877,480	$299,507	19.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,293,594	1,552,975	(259,381)	(20.1)	82.0	82.7

Gross profit	284,379	324,505	40,126	14.1	18.0	17.3
Selling, general and administrative expenses	227,399	258,347	(30,948)	(13.6)	14.4	13.8
Impairment of intangible asset	2,640	—	2,640	100.0	0.2	0.0

Operating income	54,340	66,158	11,818	21.7	3.4	3.5
Other expense:
Interest expense	(60,065)	(61,633)	(1,568)	(2.6)	(3.8)	(3.3)
Other, net	(364)	(285)	79	21.7	0.0	0.0

(Loss) income from operations before income taxes	(6,089)	4,240	10,329	169.6	(0.4)	0.2
Income tax (benefit) provision	(1,482)	2,867	(4,349)	(293.5)	(0.1)	0.2

Net (loss) income	$(4,607)	$1,373	$5,980	129.8%	(0.3)%	0.1%

Net Sales

Net sales for fiscal 2007 increased $299.5 million, or 19.0%, to $1,877.5 million from $1,578.0 million in fiscal 2006. The increase in sales in fiscal 2007 was primarily a result of increased passenger and light truck tire unit sales which accounted for $183.6 million of the increase and was further benefited by increased tire unit sales of high and ultra-high performance tires. Tire unit sales for farm, industrial and other specialty products also increased (contributing $14.5 million over fiscal 2006), but were partially offset by a softening in commercial truck units (down $7.4 million from fiscal 2006). Additionally, the acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 and Samaritan Tire in late 2006 contributed $59.4 million to the year-over-year increase. Also, favorable tire pricing, net of selective promotional activities, benefited fiscal 2007 by approximately $51.5 million as we passed-through manufacturer price increases that have resulted from rising raw material costs. A decline in wheel sales of $5.4 million and a net decline in equipment and supply sales of $1.9 million partially offset the increases noted above.

Gross Profit

Gross profit increased $40.1 million to $324.5 million in fiscal 2007 from $284.4 million in fiscal 2006. This increase is primarily the result of higher tire unit sales volumes, including the increase in unit sales of high and ultra-high performance tires that provide an increased profit per tire, and contributions from our 2007 and late 2006 acquisitions. These increases were partially offset by softer wheel sales.

Gross profit as a percentage of sales decreased 0.7 percentage points from 18.0% in fiscal 2006 to 17.3% in fiscal 2007. The decrease is primarily due to mix of product sales, including the sale of more high and ultra-high performance tires, which are higher profit per tire contributors but carry lower overall gross profit margins. Additionally, the benefit from the sale of inventory in early 2006 that was purchased prior to manufacturer price increases (i.e. a favorable inventory cost layer) contributed to the decline in gross profit percentage year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2007 increased $30.9 million to $258.3 million from $227.4 million in fiscal 2006. Acquisitions made during late 2006 and throughout 2007 accounted for approximately $9.6 million of the increase, half of which was due to employee related expenses. Excluding these acquisitions, employee-related expenses accounted for $15.5 million of the increase and included $11.8 million of incentive-based compensation, overtime and contract labor, to support increased sales volumes. Depreciation expense increased $2.2 million as we continued to expand warehousing infrastructure and invest in information technology. Other increases included higher facility lease expense, higher fuel costs, increased advertising, and higher travel costs (collectively $4.9 million). These increases were partially offset by a reduction in amortization of prepaid management advisory fees that were paid in connection with the acquisition of ATD by Holdings in March 2005 ($1.4 million).

Impairment of Intangible Asset

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a tradename intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, we recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. No similar charges were recorded during fiscal 2007.

Interest Expense

Interest expense increased $1.5 million to $61.6 million in fiscal 2007 from $60.1 million in fiscal 2006. The increase in interest expense is primarily due to higher debt levels year-over-year, which resulted from the acquisition of Paris Tire in May 2007, Martino Tire in July 2007 and Homann Tire in December 2007.

Interest expense for fiscal 2007 of $61.6 million exceeds cash payments for interest during the same period of $51.6 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock, as well as interest accrued but not yet paid.

Income Taxes Provision (Benefit)

We recognized an income tax provision of $2.9 million in fiscal 2007 based on a pre-tax income of $4.2 million. We recognized an income tax benefit of $1.5 million in fiscal 2006 based on a pre-tax loss of $6.1 million. The effective tax rate for fiscal 2007 was approximately 68% compared to 24% in fiscal 2006. The increase in the effective tax rate is due primarily to the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, on our pre-tax income of $4.2 million in fiscal 2007 as opposed to the same permanent timing differences on our pre-tax loss of $6.1 million in fiscal 2006.

Net income (loss)

Net income for fiscal 2007 was $1.4 million, an increase of $6.0 million from a net loss of $4.6 million in fiscal 2006. The increase in net income is due, in part, to higher tire unit volumes and improvements in contributed gross profit dollars, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision (benefit) between periods. Net income in 2007 also benefitted from the non-recurrence of an impairment of intangible asset charge recorded in fiscal 2006.

Twelve Months Ended December 30, 2006 for the Successor Compared to Nine Months Ended December 31, 2005 for the Successor and Three Months Ended April 2, 2005 for the Predecessor

As a result of the Acquisition and related change in control, we are required to present separately our operating results for the Successor nine-month period ended December 31, 2005 and the Predecessor quarter ended April 2, 2005. In the following discussion, the results of operations for the Successor year ended December 30, 2006 are compared to the combined results of operations for the Predecessor quarter ended April 2, 2005 and Successor nine-month period ended December 31, 2005. Management believes this is the most practical way to comment on the results of operations.

The following table sets forth each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	For the Quarter Ended April 2, 2005	For the Nine Months Ended December 31, 2005	Fiscal Year Ended December 30, 2006	Results as a Percentage of Net Sales for Each Period Ended
				April 2, 2005	December 31, 2005	December 30, 2006
Net sales	$354,339	$1,150,944	$1,577,973	100.0%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	290,488	939,325	1,293,594	82.0	81.6	82.0

Gross profit	63,851	211,619	284,379	18.0	18.4	18.0
Selling, general and administrative expenses	52,653	172,605	227,399	14.8	15.0	14.4
Impairment of intangible asset	—	—	2,640	0.0	0.0	0.2
Transaction expenses	28,211	95	—	8.0	0.0	0.0

Operating (loss) income	(17,013)	38,919	54,340	(4.8)	3.4	3.4
Other income (expense):
Interest expense	(3,682)	(41,359)	(60,065)	(1.0)	(3.6)	(3.8)
Other, net	(252)	111	(364)	(0.1)	0.0	0.0

Loss from operations before income taxes	(20,947)	(2,329)	(6,089)	(5.9)	(0.2)	(0.4)
Income tax benefit	(6,620)	(728)	(1,482)	(1.9)	(0.1)	(0.1)

Net loss	$(14,327)	$(1,601)	$(4,607)	(4.0)%	(0.1)%	(0.3)%

Net Sales

Net sales for fiscal 2006 increased $72.7 million, or 4.8%, to $1,578.0 million from $1,505.3 million in the aggregate twelve-month period of 2005. The increase in sales for fiscal 2006 over the aggregate twelve-month period of 2005 was primarily due to increased pricing on tires, net of selective promotional activities (aggregate benefit of approximately $66.3 million over prior year), as we were able to pass-through manufacturer price increases during 2006 that resulted due to increased raw material costs. In addition, unit sales derived from the acquisitions of Samaritan Tire in July 2006, Silver State in January 2006, and Wholesale Tire in August 2005, collectively representing a $39.6 million increase from the prior year, and an increase in unit sales of light and medium truck tires (collectively $13.1 million) from the prior year. This year-over-year growth was partially offset by softer unit demand for passenger tires (down $38.2 million) related to lower industry demand in 2006 versus 2005, as reported by the RMA. In addition, our equipment and supply sales were down $5.6 million from the same period of last year.

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

Gross profit as a percentage of sales decreased 0.3 percentage points from 18.3% in the aggregate twelve-month period of 2005 to 18.0% in fiscal 2006. The decrease was primarily due to the overall softening in unit demand for passenger tires and the related tightening by vendors and customers for profits during a year in which the industry experienced only its second decline in replacement tire units in the past 10 years.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for fiscal 2006 increased $2.1 million to $227.4 million from $225.3 million in the aggregate twelve-month period of 2005. Acquisitions accounted for an increase of $6.3 million, of which approximately $2.8 million was employee related. Depreciation and amortization expense increased $6.2 million primarily due to a customer list intangible asset that was recorded in connection with the Acquisition and the revaluation of our property and equipment in connection with the Acquisition. Fuel expense increased $0.9 million and continues to have a negative impact on our delivery costs. These increases were mostly offset by a decline in employee-related expenses of $11.3 million which was a result of non-recurring incentive-based compensation in first quarter 2005, a $7.9 million reduction in sales-based and other incentive compensation as well as a benefit from the termination of our retiree medical plan and subsequent reduction to the accumulated post-retirement benefit obligation of $1.9 million.

Impairment of Intangible Asset

In September 2006, we were informed by one of our suppliers that it was going to cease the manufacturing of one of our tire brands for which we maintained a tradename intangible asset. As a result of this decision and due to our inability to place other sourcing regarding this tire brand, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, we recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. No similar charges were recorded during the aggregate twelve-month period of 2005.

Interest Expense

Total interest expense increased $15.1 million to $60.1 million in fiscal 2006 from $45.0 million in the aggregate twelve-month period of 2005. The increase in interest expense was due primarily to increased debt levels associated with the issuance of the Senior Discount Notes, the Senior Notes and the Senior Floating Rate Notes issued in connection with the Acquisition, which accounted for approximately $14.7 million of the increase.

Interest expense for fiscal 2006 of $60.1 million exceeded cash payments for interest during the same period of $46.3 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the Senior Discount Notes and the 8% cumulative preferred stock as well as interest accrued but not yet paid.

Income Taxes Benefit

The Successor recognized an income tax benefit of $1.5 million in fiscal 2006 based on a pre-tax loss of $6.1 million. The Successor recognized an income tax benefit of $0.7 million in the nine-month period ended December 31, 2005 based on a pre-tax loss of $2.3 million. The Predecessor recognized an income tax benefit of $6.6 million in first quarter 2005 due primarily to the transaction expenses incurred in connection with the Merger, which generated a pre-tax loss of $20.9 million. The effective tax rate for fiscal 2006 was approximately 24%, for the nine-month period ended December 31, 2005 it was approximately 31% and for the Predecessor’s first quarter 2005 it was approximately 32%.

Net Loss

Total net loss for fiscal 2006 was $4.6 million, a decrease of $11.3 million from a loss of $15.9 million in the aggregate twelve-month period of 2005. The change is primarily due to non-recurring transaction expenses of $28.2 million incurred in connection with the Acquisition in first quarter 2005 combined with lower employee-related expenses (see selling, general and administrative expenses discussion above) partially offset by higher interest expense due to financing activities surrounding the Acquisition as well as higher depreciation and amortization.

Liquidity and Capital Resources

At December 29, 2007, our total debt, including capital leases, was $539.9 million compared to $521.0 million at December 30, 2006, a year-over-year increase of $18.9 million. Increased borrowings under ATD’s amended revolving credit facility of $18.2 million (primarily driven by our acquisitions completed in 2007) and interest accretion on our Senior Discount Notes of $1.6 million, contributed to the year-over-year increase (see Note 5 within Notes to Consolidated Financial Statements). Total commitments by the lenders under our revolving credit facility were $400.0 million at December 29, 2007, of which $143.2 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for the quarter ended April 2, 2005 for the Predecessor and the period from April 2, 2005 through December 31, 2005 and fiscal years 2006 and 2007 for the Successor:

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	2006	2007
		(dollars in thousands)
Cash provided by (used in) operating activities	$9,871	$(34,654)	$66,586	$18,827
Cash used in investing activities	(1,438)	(468,815)	(28,527)	(29,860)
Cash (used in) provided by financing activities	(8,264)	505,511	(40,004)	12,182

Net increase (decrease) in cash and cash equivalents	169	2,042	(1,945)	1,149
Cash and cash equivalents, beginning of year	3,334	3,503	5,545	3,600

Cash and cash equivalents, end of year	$3,503	$5,545	$3,600	$4,749

Cash payments for interest	$3,944	$23,992	$46,263	$51,629
Cash payments (receipts) for taxes, net	$247	$(2,340)	$(13,163)	$2,242
Capital expenditures financed by debt	$1,338	$4,054	$2,360	$2,822
Supplier loan	$—	$—	$6,000	$—
Payment of Series D Senior Notes with restricted cash	$—	$30,506	$—	$—

Operating Activities. Total net cash provided by operating activities for fiscal 2007 decreased $47.8 million to $18.8 million compared to $66.6 million in fiscal 2006. The decrease in net cash provided by operating activities was primarily due to receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that did not repeat in 2007. In addition, a reduction in our net working capital requirements in fiscal 2006 did not repeat during fiscal 2007 due primarily to our overall growth during 2007. For fiscal 2007, our change in operating assets and liabilities generated a cash outflow of approximately $12.7 million, primarily driven by increases in accounts receivable and inventories that were partially offset by an increase in accounts payable. During fiscal 2006, excluding the income tax refund discussed above, our change in operating assets and liabilities generated a cash inflow of $22.0 million, primarily driven by an increase in accounts payable and a reduction in accounts receivable and other current assets partially offset by an increase in inventories.

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

Investing Activities. Total net cash used in investing activities increased $1.4 million to $29.9 million in fiscal 2007 compared to $28.5 million in fiscal 2006. The increase in net cash used in investing activities was due primarily to an increase in our acquisition activity, $0.6 million, and an increase in purchase levels of assets held for sale, $1.9 million. These increases were partially offset by a $1.2 million reduction in purchase levels of property and equipment. Capital expenditures during 2007 were primarily for information technology upgrades and warehouse racking. During fiscal 2007 we also had capital expenditures financed by debt of $2.8 million relating to information technology.

Total net cash used in investing activities decreased $441.8 million to $28.5 million in fiscal 2006 compared to $470.3 million in the aggregate twelve-month period of 2005. The decrease in net cash used in investing activities was due primarily to cash paid for the Acquisition and the acquisition of Wholesale Tire in 2005 partially offset by cash paid for the acquisitions of Silver State and Samaritan Tire in 2006. Capital expenditures increased $2.1 million to $9.8 million compared to $7.7 million in the aggregate twelve-month period of 2005. Capital expenditures during 2006 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During fiscal 2006 we also had capital expenditures relating to information technology, financed by debt of $2.4 million.

Financing Activities. Total net cash provided by financing activities increased $52.2 million to $12.2 million in fiscal 2007 compared to net cash used in financing activities of $40.0 million in fiscal 2006. The increase in net cash provided by financing activities for 2007 was primarily due to a reduction in net payments on our amended revolving credit facility, including the receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that was used to pay down our revolving credit facility.

Total net cash used in financing activities increased $537.2 million to $40.0 million in fiscal 2006 compared to net cash provided by financing activities of $497.2 million in the aggregate twelve-month period of 2005. The increase in cash used in financing activities for 2006 was primarily due to the inclusion of proceeds received in connection with the Acquisition, which reduced cash used in the aggregate twelve-month period of 2005.

Revolving Credit Facility. On May 9, 2007, ATD entered into the Fifth Amendment for the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of December 29, 2007, the outstanding Amended Revolver balance was $173.3 million. In addition, ATD has certain letters of credit outstanding at December 29, 2007 in the aggregate amount of $9.2 million and at that same date, $143.2 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of December 29, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of December 29, 2007). At December 29, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 6.7% and 7.4%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of December 29, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes. On March 31, 2005, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest accrued on the Senior Discount Notes. Instead, the Senior Discount Notes accreted at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity, on April 1, 2007. Subsequent to April 1, 2007, interest on the Senior Discount Notes accrues at a rate of 13% per annum and is payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007.

Senior Notes. On March 31, 2005, ATD issued Senior Notes in the aggregate principal amount of $150.0 million, resulting in net proceeds of approximately $144.2 million after debt issuance costs. The Senior Notes have an annual coupon rate of 10.75% and will mature on April 1, 2013. Except as described in Note 5 within Notes to Consolidated Financial Statements, the Senior Notes are not redeemable at the option of ATD prior to April 1, 2009. Thereafter, the Senior Notes will be subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2005.

Senior Floating Rate Notes. On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 9.34% to 10.26% for the period from March 31, 2005 to December 31, 2005, between 10.78% to 11.61% for the fiscal year ended December 30, 2006, and between 11.48% to 11.61% for the fiscal year ended December 29, 2007. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA (in thousands):

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006	Fiscal Year 2007
Net cash provided by (used in) operating activities	$9,871	$(34,654)	$66,586	$18,827
Changes in assets and liabilities	(12,972)	61,985	(35,646)	12,703
(Provision) benefit for deferred income taxes	(658)	2,413	1,970	6,916
Interest expense	3,682	41,359	60,065	61,633
Income tax (benefit) provision	(6,620)	(728)	(1,482)	2,867
(Provision for) recovery of doubtful accounts	(279)	(1,091)	325	(854)
Amortization of other assets	(232)	(4,091)	(5,443)	(5,056)
Stock-based compensation expense	(8,584)	—	—	—
Transaction expenses	28,211	95	—	—
Accretion of 8% cumulative preferred stock and Senior Discount Notes	—	(4,331)	(6,347)	(2,012)
Post-retirement benefit plan termination	—	—	1,933	—
Other	1,446	4,007	1,697	373

Indenture EBITDA	$13,865	$64,964	$83,658	$95,397

Total Indenture EBITDA for fiscal 2007 increased $11.7 million to $95.4 million from $83.7 million in fiscal 2006. The increase in Indenture EBITDA is due primarily to changes in assets and liabilities from higher volumes and acquisitions, partially offset by the benefit of sales associated with a favorable inventory cost layer in first quarter 2006 that did not repeat during fiscal 2007.

Total Indenture EBITDA for fiscal 2006 increased $4.9 million to $83.7 million from $78.8 million in the aggregate twelve-month period of 2005. The increase in Indenture EBITDA is primarily due to an increase in gross profit, the benefit from acquisitions (collectively contributing $2.2 million) and a decrease in employee-related expenses, as discussed above.

Indenture EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Indenture EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company in March. Historically, previous reductions in such liquidation value would have been included in Indenture EBITDA. Accordingly, we believe the amount of this benefit is meaningful to an understanding of the results for the 2005 period. Reductions in the liquidation value of $0.9 million and $0.7 million were included in Indenture EBITDA in fiscal 2006 and 2007, respectively.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Amended Revolver, will be adequate to meet our anticipated requirements for at least the next twelve months.

Contractual Commitments

As of December 29, 2007, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (dollars in millions):

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt (variable rate)	$313.3	$—	$—	$313.3	$—
Long-term debt (fixed rate)	212.1	2.8	13.8	—	195.5
Estimated interest payments (1)	271.6	52.5	104.5	83.6	31.0
Operating leases, net of sublease income	200.6	36.3	58.4	40.4	65.5
8% cumulative mandatorily redeemable preferred stock (2)	45.9	—	—	—	45.9
Capital leases (3)	0.5	0.2	0.3	—	—
Uncertain tax positions	4.1	3.1	0.4	0.5	0.1
Other long-term liabilities	5.6	0.1	2.3	—	3.2

Total contractual cash obligations	$1,053.7	$95.0	$179.7	$437.8	$341.2

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.
(2)	Represents the redemption amount plus cumulative dividends.
(3)	Excludes capital lease obligation relating to the sale and leaseback of three owned facilities. All cash paid to the lessor is recorded as interest expense and is included in the estimated interest payments amount in the above table.

Off-Balance Sheet Arrangements

The only significant known remaining liability related to Winston Tire Company (“Winston”), our retail business that was sold in 2001, is the exposure related to leases that we have guaranteed. As of December 29, 2007, our total obligations, as guarantor on the Winston leases, are approximately $7.9 million extending over 12 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $7.4 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Revenue Recognition and Accounts Receivable—Allowance for Doubtful Accounts

We recognize revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. We also permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, based on historical experience and recent trends. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, operating results would be adversely affected.

The allowance for doubtful accounts provides for estimated losses inherent within our accounts receivable balance. Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on our review, that the allowance for doubtful accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Self-Insured Reserves

We are self-insured for automobile liability, workers’ compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and our historical claims experience. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Acquisition Exit Cost Reserves

In connection with certain acquisitions, we record exit cost reserves for closed facilities that are subject to long-term commitments based upon the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated sublease rentals that could be reasonably expected to be obtained for the property. Future cash flows are based on contractual lease terms and knowledge of the market in which the facility is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. Internally developed estimates of sublease rentals are based upon the market in which the property is located, the results of previous efforts to sublease similar property and the current economic environment. Reserves may be adjusted in the future based upon the actual resolution of each of these factors.

Valuation of Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 requires that management compare the reporting unit’s carrying value to its fair value as of an annual assessment date. Management has computed fair value by utilizing a variety of methods including discounted cash flow and market multiple models. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed whenever events or circumstances indicate an impairment may exist. In accordance with SFAS No. 142, we have elected November 30th as our annual impairment assessment date. We completed our annual impairment assessment as of each November 30th, and concluded that no impairment charge was required. See Note 4 of Notes to Consolidated Financial Statements for discussion regarding the intangible asset impairment charge recorded in September 2006 (outside of our annual assessment). We will continue to perform goodwill and intangible asset impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill to fall below the carrying value, requiring an impairment charge.

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

Income Taxes and Valuation Allowances

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statement of operations.

Vendor Rebates

We receive rebates from our vendors under a number of different programs. These rebates are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Many of the vendor programs provide for us to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount earned for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels. Historically, actual rebates have been within the expectations used in the estimates.

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

Cooperative Advertising and Marketing Programs

We participate in cooperative advertising and marketing programs (“co-op”) with our vendors. Co-op funds are provided to us generally based on the volume of purchases made with vendors that offer such programs. A portion of the funds received must be used for specific advertising and marketing expenditures incurred by us or our customers. The co-op funds received by us from our vendors are accounted for in accordance with EITF Issue No. 02-16, which requires that we record the funds received as a reduction of cost of sales or as an offset to specific costs incurred in selling the vendor’s products. The co-op funds that are provided to our customers are accounted for in accordance with EITF Issue 01-9, which requires that we record the funds paid as a reduction of revenue since no separate identifiable benefit is received by us.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We do not expect the adoption of SFAS No. 141 (R) to have a material impact on our financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the required adjustment increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually) until January 1, 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s amended credit facility and our Senior Floating Rate Notes. Interest on the credit facility is tied to the Base Rate, as defined in the agreement, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At December 29, 2007, ATD had $313.3 million outstanding under its amended credit facility and our Senior Floating Rate Notes, of which $228.3 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $2.3 million, based on the outstanding balance of the amended credit facility and Senior Floating Rate Notes that have not been hedged at December 29, 2007.

On October 11, 2005, we entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 29, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.1 million at December 29, 2007, and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 30, 2006, the fair value of the Swap was an asset of $0.7 million and is included in other assets in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	38

Reports of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	41

Consolidated Statements of Operations for fiscal years ended December 29, 2007 and December 30, 2006 and the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor	42

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal years ended December 29, 2007 and December 30, 2006 and the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 for the Predecessor	43

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007 and December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor	44

Notes to Consolidated Financial Statements	45

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of American Tire Distributors Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded and necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2007.

This Annual Report on Form 10-K does not include a report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2007 and the period from April 2, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 92 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective in 2007.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the results of American Tire Distributors, Inc.’s (“ATD”) operations and its cash flows for the period from January 2, 2005 through April 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 92 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2006

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$4,749	$3,600
Restricted cash	575	—
Accounts receivable, net of allowance for doubtful accounts of $2,093 and $1,469 in fiscal 2007 and 2006, respectively	155,041	131,104
Inventories	343,538	297,664
Assets held for sale	1,548	1,199
Deferred income taxes	12,981	10,136
Other current assets	10,820	6,926

Total current assets	529,252	450,629

Property and equipment, net	42,674	44,571
Goodwill	368,318	355,743
Other intangible assets, net	241,562	238,849
Other assets	28,890	33,714

Total assets	$1,210,696	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$286,708	$245,415
Accrued expenses	53,006	28,734
Current maturities of long-term debt	2,982	3,853

Total current liabilities	342,696	278,002

Long-term debt	536,871	517,154
Deferred income taxes	79,721	82,963
Other liabilities	13,563	8,807
Redeemable preferred stock	21,450	19,822
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(4,835)	(6,208)
Accumulated other comprehensive (loss) income	(1,301)	435
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	216,395	216,758

Total liabilities and stockholders’ equity	$1,210,696	$1,123,506

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor			Predecessor
	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005

Net sales	$1,877,480	$1,577,973	$1,150,944	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,552,975	1,293,594	939,325	290,488

Gross profit	324,505	284,379	211,619	63,851
Selling, general and administrative expenses	258,347	227,399	172,605	52,653
Impairment of intangible asset	—	2,640	—	—
Transaction expenses	—	—	95	28,211

Operating income (loss)	66,158	54,340	38,919	(17,013)
Other income (expense):
Interest expense	(61,633)	(60,065)	(41,359)	(3,682)
Other, net	(285)	(364)	111	(252)

Income (loss) from operations before income taxes	4,240	(6,089)	(2,329)	(20,947)
Income tax provision (benefit)	2,867	(1,482)	(728)	(6,620)

Net income (loss)	$1,373	$(4,607)	$(1,601)	$(14,327)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount	Shares	Amount
Predecessor balance, January 1, 2005	10,970,926	$55,854	5,161,917	$52	$23,030	$1,352	$(22,523)	$—	$—	$57,765
Net loss	—	—	—	—	—	—	(14,327)	—	—	(14,327)
Dividends on preferred stock Series C	—	360	—	—	—	—	(360)	—	—	—
Dividends on preferred stock Series D	—	867	—	—	—	—	(867)	—	—	—

Predecessor balance, April 2, 2005	10,970,926	57,081	5,161,917	52	23,030	1,352	(38,077)	—	—	43,438

Purchase accounting adjustments	(10,970,926)	(57,081)	(5,161,917)	(52)	(23,030)	(1,352)	38,077	—	—	(43,438)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,601)	—	—	(1,601)
Change in value of derivative instrument, net of income taxes of $0.1 million	—	—	—	—	—	—	—	(124)	—	(124)

Total comprehensive loss										(1,725)

Issuance of Holdings common stock	—	—	1,000,000	10	211,490	—	—	—	—	211,500
Issuance of warrants	—	—	—	—	—	4,631	—	—	—	4,631
Stock option rollover	—	—	—	—	6,500	—	—	—	—	6,500
Repurchase of common stock	—	—	(473)	—	—	—	—	—	(100)	(100)

Successor balance, December 31, 2005	—	—	999,527	10	217,990	4,631	(1,601)	(124)	(100)	220,806

Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	—	—	559	—	559

Total comprehensive loss										(4,048)

Successor balance, December 30, 2006	—	—	999,527	10	217,990	4,631	(6,208)	435	(100)	216,758

Comprehensive loss:
Net income	—	—	—	—	—	—	1,373	—	—	1,373
Change in value of derivative instrument, net of income taxes of $1.1 million	—	—	—	—	—	—	—	(1,736)	—	(1,736)

Total comprehensive loss										(363)

Successor balance, December 29, 2007	—	$—	999,527	$10	$217,990	$4,631	$(4,835)	$(1,301)	$(100)	$216,395

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor			Predecessor
	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006	Period from April 2, 2005 through December 31, 2005	Quarter Ended April 2, 2005

Cash flows from operating activities:
Net income (loss)	$1,373	$(4,607)	$(1,601)	$(14,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	28,096	25,071	16,409	1,738
Accretion of 8% cumulative preferred stock and Senior Discount Notes	2,012	6,347	4,331	—
Amortization of other assets	5,056	5,443	4,091	232
Impairment of intangible asset	—	2,640	—	—
(Benefit) provision for deferred income taxes	(6,916)	(1,970)	(2,413)	658
Recovery of (provision for) doubtful accounts	854	(325)	1,091	279
Inventory step-up amortization	—	—	4,692	—
Stock-based compensation expense	—	—	—	8,584
Post-retirement benefit plan termination	—	(1,933)	—	—
Other, net	1,055	274	731	(265)
Change in assets and liabilities:
Accounts receivable, net	(14,435)	2,193	12,636	(8,541)
Inventories	(35,347)	(7,895)	(44,085)	(12,652)
Other current assets	(3,420)	2,128	11,097	(8,349)
Income tax receivable	—	13,605	—	—
Accounts payable and accrued expenses	39,850	25,715	(33,537)	43,991
Other	649	(100)	(8,096)	(1,477)

Net cash provided by (used in) operating activities	18,827	66,586	(34,654)	9,871

Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,981)	(20,357)	(4,266)	—
Purchase of property and equipment	(8,648)	(9,845)	(6,086)	(1,574)
Purchase of assets held for sale	(2,388)	(536)	—	—
Proceeds from disposal of assets held for sale	1,852	1,790	—	—
Proceeds from sale of property and equipment	305	421	184	236
Acquisition of Predecessor	—	—	(458,347)	—
Other, net	—	—	(300)	(100)

Net cash used in investing activities	(29,860)	(28,527)	(468,815)	(1,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,669,818	1,413,621	1,100,320	312,277
Repayments of revolving credit facility	(1,651,574)	(1,448,090)	(1,088,448)	(320,728)
Payments of other long-term debt	(4,402)	(5,301)	(2,658)	(975)
Payments of deferred financing costs	(1,085)	(234)	(35,386)	—
Proceeds from issuance of long-term debt	—	—	330,003	—
Proceeds from issuance of common stock	—	—	211,500	1,862
Change in restricted cash	(575)	—	(30,506)	—
Proceeds from issuance of preferred stock	—	—	15,369	—
Proceeds from issuance of warrants	—	—	4,631	—
Series A preferred stock redemption	—	—	—	(700)
Other	—	—	686	—

Net cash provided by (used in) financing activities	12,182	(40,004)	505,511	(8,264)

Net increase (decrease) in cash and cash equivalents	1,149	(1,945)	2,042	169
Cash and cash equivalents, beginning of year	3,600	5,545	3,503	3,334

Cash and cash equivalents, end of year	$4,749	$3,600	$5,545	$3,503

Supplemental disclosures of cash flow information:
Cash payments for interest	$51,629	$46,263	$23,992	$3,944

Cash payments (receipts) for taxes, net	$2,242	$(13,163)	$(2,340)	$247

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$2,822	$2,360	$4,054	$1,338

Supplier loan (see Note 5)	$—	$6,000	$—	$—

Payment of Series D Senior Notes with restricted cash	$—	$—	$30,506	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

Organization

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company” or the “Successor”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries, or the “Predecessor,” constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

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

Nature of Business

ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and tools and supplies which represent approximately 89.0%, 5.7%, 2.7% and 2.6% of net sales, respectively, and has one reportable segment consisting of 83 economically similar distribution centers, including four mixing warehouses, across the United States. ATD’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. ATD serves all or parts of 37 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States.

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

Fiscal Year

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The period ended April 2, 2005 for the Predecessor contains operating results for 13 weeks and the nine months ended December 31, 2005 for the Successor contains operating results for 39 weeks. The fiscal years ended December 29, 2007 and December 30, 2006 for the Successor contain operating results for 52 weeks.

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

The Company’s top ten customers accounted for approximately 6.4%, 6.4% and 6.9% of operating revenues, respectively, for the fiscal years of 2007, 2006 and 2005.

The Company permits customers from time to time to return certain products but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience and recent trends.

Inventories

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. All of the Company’s inventory is collateral under the amended revolving credit facility. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost or fair value at date of acquisition. For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives.

Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is determined by using the straight-line method based on the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	3-8 years
Furniture and fixtures	3-10 years
Internal-use software	3 years
Vehicles and other	3-10 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

The Company capitalizes costs incurred in the development or acquisition of internal-use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. The Successor’s amortization expense, which is included in depreciation expense, for internal-use software was $4.4 million for the year ended December 29, 2007, $3.4 million for the year ended December 30, 2006 and $1.5 million for the nine-months ended December 31, 2005. The Predecessor’s amortization expense for the quarter ended April 2, 2005 was $0.3 million.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2007, 2006, and 2005, the Company has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment, and has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

Assets Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. As of December 29, 2007, the Company has several residential properties, with an aggregate carrying value of $1.5 million classified as assets held for sale. The Company acquired these properties as part of an employee relocation package. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

In December 2007, the Company received $0.7 million in cash for the sale of its Tallahassee, Florida property that was classified as assets held for sale at December 30, 2006. Also during 2007, the Company acquired and sold residential properties classified as assets held for sale and received $1.2 million in cash. The combined carrying value of these properties was $2.1 million. Accordingly, the Company has recognized a net pre-tax loss on the sale of these properties of $0.2 million within the accompanying consolidated statement of operations for fiscal 2007.

Deferred Financing Costs

Costs associated with financing activities (see Note 5) are included in the accompanying consolidated balance sheets as deferred financing costs (included within Other Assets) and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in operating income for fiscal years 2007 and 2006 and for the nine-month period ended December 31, 2005 for the Successor were $5.0 million, $5.4 million and $4.1 million, respectively. Amortization of deferred financing costs included in operating loss for the three month period ended April 2, 2005 for the Predecessor was $0.2 million. These amounts are included in interest expense in the accompanying consolidated statements of operations. As a result of the Acquisition, $3.1 million of deferred financing costs associated with the old debt structure were written off in purchase accounting. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $22.2 million at December 29, 2007 and $26.1 million at December 30, 2006.

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

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. Fair value is computed by the Company utilizing discounted cash flow and market multiple models. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

As required by SFAS No. 142, the Company recorded no goodwill amortization during fiscal years 2007, 2006 or 2005. The Company has one reporting unit representing the enterprise as a whole. At December 29, 2007 and December 30, 2006, the Company had goodwill of $368.3 million and $355.7 million, respectively, which is subject to the impairment tests prescribed under the statement. In accordance with SFAS No. 142, the Company has elected November 30th as it annual impairment assessment date. The Company completed its annual impairment assessments as of November 30, 2007, 2006 and 2005, and concluded that no goodwill or indefinite lived intangible asset impairment charge was required. See Note 4 for the intangible asset impairment charge recorded in September 2006 (outside of the Company’s annual assessment).

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.2 million and up to a maximum benefit of $1.8 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.3 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. Carrying value approximates fair value as it relates to the investments held in the Rabbi Trust, related to the Company’s deferred compensation plan, and the interest rate swap as they are carried at fair value. The carrying value of ATD’s amended revolving credit facility approximates fair value due to the variable rate of interest paid. The table below states the estimated fair value of the Company’s long-term, senior notes at December 29, 2007 and December 30, 2006 based upon quoted market prices (in thousands):

	Fair Value at December 29, 2007	Carrying Value at December 29, 2007	Fair Value at December 30, 2006	Carrying Value at December 30, 2006
10.75% Senior Notes	$145,500	$150,000	$140,625	$150,000
Senior Floating Rate Notes	135,100	140,000	131,250	140,000
13% Senior Discount Notes	49,936	51,480	39,382	49,909

Shipping and Handling Costs

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. For the Successor, such expenses totaled $90.0 million for the fiscal year ended December 29, 2007, $79.2 million for the fiscal year ended December 30, 2006 and $56.6 million for the nine months ended December 31, 2005. For the Predecessor, such expenses totaled $17.9 million for the quarter ended April 2, 2005. Shipping revenue is classified within net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” Many of the vendor programs provide for the Company to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount recognized for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels.

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

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The application of income tax law is inherently complex. As such, the Company is required to make certain assumptions and judgments regarding its income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s assumptions and judgments can materially affect amounts recognized in the Company’s consolidated balance sheets and statement of operations.

Derivative Instruments and Hedging Activities

For derivative instruments, the Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the prospective transition method as described in paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”).” Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during the fiscal years ending December 29, 2007 and December 30, 2006 and therefore no stock-based compensation expense was recorded as a result of adopting SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value-based method in accordance with APB No. 25. Under APB No. 25, the Company generally did not recognize stock-based compensation for stock options in its consolidated statements of operations because the options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. As permitted, the Company elected to adopt the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under those provisions, the Company disclosed in the notes to its financial statements what the effect would have been on its results of operations had compensation costs for the Company’s stock options been determined based on their fair value at the measurement date. As a result of adopting SFAS No. 123R and as required by paragraph 85 of SFAS No. 123R, the Company will no longer present this pro forma information.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company does not expect the adoption of SFAS No. 141 (R) to have a material impact on its financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the required adjustment increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually) until January 1, 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. Acquisitions:

On December 7, 2007, the Company completed the purchase of all of the outstanding membership interests of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $6.5 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.2 million in direct acquisition costs. The amount held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. This acquisition expanded the Company’s service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.2 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million.

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded the Company’s service across the state of Florida and complemented its existing distribution centers currently located within the state of Florida. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $6.3 million and a customer relationship intangible asset of $8.4 million. Amortization for both the goodwill and customer relationship intangible asset is deductible for income tax purposes. In addition, based upon management’s facility consolidation strategy, a lease reserve of $2.7 million has been established in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

On May 31, 2007, the Company completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated May 31, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was $6.2 million, consisting of $6.0 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded the Company’s service across the state of Colorado and the Mid-West. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million.

The Homann Tire, Martino Tire and Paris Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. These acquisitions do not rise to the level of being material business combinations, individually or in the aggregate.

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

The Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. The results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.0 million, consisting of $20.7 million in cash and $0.3 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State.

3. Property and Equipment:

The following table represents the property and equipment at December 29, 2007 and December 30, 2006 (in thousands):

	December 29, 2007	December 30, 2006
Land	$2,747	$2,760
Buildings and leasehold improvements	21,115	20,605
Machinery and equipment	9,841	9,875
Furniture and fixtures	15,683	13,228
Software	23,108	14,287
Vehicles and other	2,761	2,415

Total property and equipment	75,255	63,170
Less—Accumulated depreciation	(32,581)	(18,599)

Property and equipment, net	$42,674	$44,571

Depreciation expense for the Successor was $14.7 million for the fiscal year ended December 29, 2007, $12.2 million for the fiscal year ended December 30, 2006 and $7.2 million for the nine months ended December 31, 2005. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 was $1.3 million. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of operations.

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). The net book value of these assets at December 29, 2007 and December 30, 2006 was $12.2 million and $12.9 million, respectively. Accumulated depreciation was $1.9 million and $1.2 million for the respective periods. The Successor’s depreciation expense for the fiscal year ended December 29, 2007, fiscal year ended December 30, 2006 and the nine months ended December 31, 2005 was $0.7 million, $0.7 million and $0.5 million, respectively. The Predecessor’s depreciation expense for the quarter ended April 2, 2005 was $0.1 million.

4. Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. The Company has recorded, at December 29, 2007, goodwill of $368.3 million consisting of $346.9 million in connection with the Acquisition, $4.2 million in connection with the purchase of Homann Tire, $6.3 million in connection with the purchase of Martino Tire, $2.0 million in connection with the purchase of Paris Tire, $3.3 million in connection with the purchase of Samaritan Tire, $5.3 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc. and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). At December 29, 2007, approximately $28.7 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line basis over periods ranging from three to seventeen years. Amortization of other intangibles for the Successor was $13.4 million in fiscal 2007, $12.9 million in fiscal 2006 and $9.2 million in the nine-month period ended December 31, 2005. The Predecessor recorded amortization expense of $0.4 million for the quarter ended April 2, 2005. Accumulated amortization at December 29, 2007 and December 30, 2006 was $35.5 million and $22.1 million, respectively.

The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended December 29, 2007 and December 30, 2006 (in thousands):

	Estimated Useful Life (years)	December 29, 2007		December 30, 2006
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$233,605	$34,830	$217,518	$21,638
Noncompete agreements	3-5	613	571	613	453
Software	1	77	77	77	13

Total amortizable intangible assets		$234,295	$35,478	$218,208	$22,104

	December 29, 2007		December 30, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradenames	$42,745	$—	$42,745	$—

Total unamortizable intangible assets	$42,745	$—	$42,745	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $13.8 million in 2008 and 2009 and $13.7 million in years 2010 through 2012.

In September 2006, the Company was informed by one of its suppliers that it was going to cease the manufacturing of one of its tire brands for which the Company maintained a tradename intangible asset. As a result of this decision and due to the Company’s inability to place other sourcing regarding this tire brand, the Company, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, the Company recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. This charge is recorded within impairment of intangible asset in the accompanying consolidated statements of operations for the year ended December 30, 2006.

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at December 29, 2007 and December 30, 2006 (in thousands):

	December 29, 2007	December 30, 2006
Revolving credit facility	$173,260	$155,016
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	51,480	49,909
Capital lease obligations	14,481	14,459
Other	10,632	11,623

	539,853	521,007
Less—Current maturities	(2,982)	(3,853)

	$536,871	$517,154

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment for the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of December 29, 2007, the outstanding Amended Revolver balance was $173.3 million. In addition, ATD has certain letters of credit outstanding at December 29, 2007 in the aggregate amount of $9.2 million and at that same date, $143.2 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of December 29, 2007) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of December 29, 2007). At December 29, 2007 and December 30, 2006, borrowings under the Amended Revolver were at a weighted average interest rate of 6.7% and 7.4%, respectively. The applicable margin for the loans vary based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $25.0 million available to be drawn under the Amended Revolver (subject to a cure), increasing to $35.0 million upon the occurrence of certain events (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of December 29, 2007 and December 30, 2006, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Senior Discount Notes

On March 31, 2005, Holdings issued Senior Discount Notes with a maturity date of October 1, 2013 at an aggregate principal amount at maturity of $51.5 million. The Senior Discount Notes were issued at a substantial discount from their principal amount at maturity and generated net proceeds of approximately $40.0 million. Prior to April 1, 2007, no interest accrued on the Senior Discount Notes. Instead, the Senior Discount Notes accreted at a rate of 13% compounded semi-annually to an aggregate accreted value of $51.5 million, the full principal amount at maturity, on April 1, 2007. Subsequent to April 1, 2007, interest on the Senior Discount Notes accrues at a rate of 13% per annum and is payable, in cash, semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007.

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

In addition, at any time and from time to time, prior to April 1, 2008, ATD may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of a public offering of common stock of ATD or a public offering of common stock of Holdings, the proceeds of which are contributed as common equity capital to ATD; provided that (1) at least 65% of the sum of (a) the original aggregate principal amount of the Senior Notes issued and (b) the original aggregate principal amount of any additional Senior Notes, if any, issued under the related indenture, if any, remains outstanding immediately after the occurrence of any such redemption; and (2) such redemption shall occur within 90 days of the date of the closing of such public offering. ATD may also, at any time prior to April 1, 2009, upon a change of control, redeem all of the Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium.

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 9.34% to 10.26% for the period from March 31, 2005 to December 31, 2005, between 10.78% to 11.61% for the fiscal year ended December 30, 2006, and between 11.48% to 11.61% for the fiscal year ended December 29, 2007. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets and enter into transactions with affiliates.

Capital Lease Obligations

As of December 29, 2007, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. Beginning on April 25, 2006, the annual rent expense increased to $1.8 million. There was no gain or loss recognized as a result of the initial sales transaction. As a part of the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Predecessor’s common stock. In connection with the Acquisition, the warrant holders were paid an amount in cash equal to $18.83 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

Other

In October 2006, the Company entered into a Loan and Purchase Agreement (the “Agreement”) with one of the Company’s suppliers. Under the terms of the Agreement, the supplier agreed to loan ATD the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that the Company must meet during each calendar year of fiscal 2006 through 2010. If the Company purchases all the required commitments, then the supplier will refund the interest paid by the Company for that calendar year. If the Company does not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Supplier Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. For the fiscal years ended December 29, 2007 and December 30, 2006, the Company met the purchase commitment requirements as specified in the Agreement.

Aggregate Maturities

Aggregate maturities of long-term debt at December 29, 2007, are as follows (in thousands):

2008	$2,982
2009	1,618
2010	12,403
2011	173,282
2012	140,020
Thereafter	209,548

$539,853

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 29, 2007, the Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.1 million at December 29, 2007, and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At December 30, 2006, the fair value of the Swap was an asset of $0.7 million and is included in other assets in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

6. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the

Board of Directors. Effective January 1, 2002, the benefit formula for all participants was determined to be a match of 50% of participant contributions, up to 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general and administrative expense for the Successor during the fiscal years ended December 29, 2007 and December 30, 2006 and the nine months ended December 31, 2005 was $1.4 million, $1.5 million and $1.1 million, respectively. The amount charged to selling, general and administrative expense for the Predecessor during the quarter ended April 2, 2005 was $0.6 million.

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

The components of net periodic postretirement benefit costs were as follows (in thousands):

	Successor	Successor	Predecessor
	Fiscal Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
Components of expense:
Service cost	$139	$247	$82
Interest cost	62	100	32
Effect of plan termination	(1,933)	—	—
Amortization of prior service (credit) cost	(625)	—	42
Net loss	53	—	—

Post retirement (benefit) expense	$(2,304)	$347	$156

Stock Option Plans

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

Options granted under the 2005 Plan generally vest based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance-based options vest at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that the initial shareholders have earned a specified return on its initial investment in the Company’s shares. Options granted under the 2005 Plan are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the 2005 Plan, options expire no later than 30 days after the tenth anniversary of the date of grant for non-qualified options and no later than the tenth anniversary of the date of grant for incentive stock options. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the Company’s capital structure. The Company did not issue any new stock options during the fiscal years ended December 29, 2007 and December 30, 2006. As of December 29, 2007 and December 30, 2006, options to purchase an aggregate of 176,704 shares of Series A Common Stock, at prices of $15.73 and $211.50 per share, were outstanding under the 2005 Plan.

The following is summary information about stock options outstanding at December 29, 2007:

Outstanding at December 29, 2007	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at December 29, 2007	Weighted Average Exercise Price
33,199	4.46	$15.73	33,199	$15.73
143,505	4.51	211.50	33,405	211.50

176,704	4.50	$174.72	66,604	$113.92

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not material in fiscal 2007, 2006 and 2005. At December 29, 2007 and December 30, 2006, the Company has recorded an obligation in other non-current liabilities related to the plan of $3.2 million and $3.0 million, respectively. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheet in other non-current assets related to the Rabbi Trust is $3.2 million at December 29, 2007 and $3.0 million at December 30, 2006.

7. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2008 and 2022. Future minimum lease commitments, net of sublease income, at December 29, 2007 are as follows (in thousands):

2008	$36,272
2009	32,259
2010	26,146
2011	21,762
2012	18,602
Thereafter	65,532

$200,573

The Successor’s rent expense, net of sublease income, under these operating leases was $33.8 million in fiscal year 2007, $30.1 million in fiscal year 2006 and $21.1 million for the nine months ended December 31, 2005. The Predecessor’s rent expense, net of sublease income, under these operating leases was $6.6 million in the quarter ended April 2, 2005.

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

The Company remains liable as a guarantor on certain leases related to Winston Tire Company, its discontinued retail segment. As of December 29, 2007, the Company’s total obligations, as guarantor on these leases, are approximately $7.9 million extending over 12 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $7.4 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48 and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” See Note 8 below for further description of FIN 48 and the related impacts.

8. Income Taxes:

The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from operations for fiscal years 2007 and 2006 and the nine months ended December 31, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor (in thousands):

	Successor			Predecessor
	Year Ended December 29, 2007	Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
Federal—
Current provision (benefit)	$8,410	$217	$1,229	$(5,877)
Deferred (benefit) provision	(6,556)	(1,495)	(1,373)	576

	1,854	(1,278)	(144)	(5,301)
State—
Current provision (benefit)	411	271	456	(1,401)
Deferred provision (benefit)	602	(475)	(1,040)	82

	1,013	(204)	(584)	(1,319)

Total provision (benefit)	$2,867	$(1,482)	$(728)	$(6,620)

Actual income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal years 2007 and 2006 and the nine months ended December 31, 2005 for the Successor and in the quarter ended April 2, 2005 for the Predecessor as a result of the following (in thousands):

	Successor			Predecessor
	Year Ended December 29, 2007	Year Ended December 30, 2006	Nine Months Ended December 31, 2005	Quarter Ended April 2, 2005
Income tax provision (benefit) computed at the federal statutory rate	$1,484	$(2,131)	$(811)	$(7,330)
Non-deductible preferred stock dividends	663	612	428	—
Permanent differences	178	170	159	—
State income taxes, net of federal income tax benefit	670	(133)	(615)	(857)
Tax settlements and other adjustments to uncertain tax positions	(128)	—	—	—
Non-deductible transaction cost	—	—	141	1,539
Other	—	—	(30)	28

Income tax provision (benefit)	$2,867	$(1,482)	$(728)	$(6,620)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 29, 2007 and December 30, 2006 are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets—
Accrued expenses and liabilities	$6,067	$5,276
Net operating loss carry-forwards	1,481	3,811
Employee benefits	5,276	3,029
Inventory cost capitalization	6,227	3,741
Other comprehensive income	810	—
Other	3,727	3,618

Gross deferred tax assets	23,588	19,475
Valuation allowance	(169)	—

Net deferred tax assets	23,419	19,475

Deferred tax liabilities—
Depreciation and amortization of intangibles	(89,457)	(91,761)
Other comprehensive income	—	(271)
Other	(702)	(270)

Gross deferred tax liabilities	(90,159)	(92,302)

Net deferred tax liabilities	$(66,740)	$(72,827)

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets (liabilities)—
Current	$12,981	$10,136
Noncurrent	(79,721)	(82,963)

	$(66,740)	$(72,827)

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Successor’s consolidated balance sheet as of December 29, 2007 reflects a net non-current deferred tax liability of $79.7 million. As part of the Merger, the Company recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal income tax purposes. The Company received this federal income tax refund during the first quarter of 2006. The remaining net deferred tax liability primarily relates to the temporary difference between book and tax basis of the Company’s intangible assets, which are amortized for book purposes but are not deductible for tax purposes.

At December 29, 2007, the Company had $0.0 million net operating losses (“NOLs”) available for federal tax purposes and NOLs available for state tax purposes of approximately $40.3 million. The NOLs for state tax purposes will expire between 2011 and 2026. Except as discussed below, the Company expects to utilize these NOLs prior to their expiration date.

Management has evaluated the Company’s deferred tax assets and has concluded that certain deferred tax assets related to some of its state NOL’s do not meet the requirement of being more likely than not that they will be realized. As a result, the Company has established a valuation allowance against those deferred tax assets. Except for these state NOL’s, the Company has concluded that the realizability of the deferred tax assets is more likely than not. Therefore, the Company has not established a valuation allowance against any of its other deferred tax assets. The Company’s evaluation process considered the historical and long-term expected profitability of the Company as well as existence of deferred tax liabilities, which will reverse in future periods. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording an additional valuation allowance against the deferred tax assets.

The Company adopted the provisions of FIN 48 on December 31, 2006 (the first day of its 2007 fiscal year). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of December 31, 2006. At the adoption date of December 31, 2006, the Company had $5.3 million of unrecognized tax benefits, of which $2.4 million related to temporary timing differences. In addition, the Company had $0.2 million recorded relating to accrued interest and penalties.

During the twelve month period ended December 29, 2007, the Company accrued an additional $0.3 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax provision in the accompanying consolidated statement of operations. At December 29, 2007, the Company had unrecognized tax benefits of $4.1 million, of which $3.1 million is included within accrued liabilities and $1.0 million is included within other liabilities within the accompanying consolidated balance sheet. Of the Company’s $4.1 million unrecognized tax benefits as of December 29, 2007, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. The residual amount, excluding temporary timing differences, relates to one of the Company’s previous acquisitions and would be recognized as an offset to goodwill, in accordance with EITF No. 93-7. In addition, of the Company’s $3.1 million current liability for uncertain tax positions, approximately $1.2 million relates to temporary timing differences.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2004 – 2007 remain open to examination by the taxing jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
Balance at December 31, 2006	$5,337
Additions based on tax positions related to the current year	599
Settlements	(793)
Reductions for lapse in statute of limitations	(1,055)

Balance at December 29, 2007	$4,088

9. Warrants:

In March 2005, in connection with the Merger, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A common stock at $.01 per share. The warrants expire on September 30, 2015. The Successor has recorded these warrants at fair value and has presented them as a component of stockholders’ equity at December 29, 2007 and December 30, 2006.

10. Redeemable Preferred Stock:

In connection with the Merger, Holdings issued 4,500 shares of Series B preferred stock with a fair value of $2.7 million in exchange for the Predecessor’s existing Series B preferred stock, which was subsequently canceled. The stated value of the Successor’s Series B preferred stock was initially $1,000 per share, and was adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into by the Predecessor in May 1997. If the Company did not meet certain tire purchase requirements, holders of the Successor’s Series B preferred stock were entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. To date, the Company has met the purchase requirements, thus no dividends have been declared or paid and the remaining liability has been eliminated. Additionally, an agreement has been reached with the holders of the Series B preferred stock for the redemption and cancellation of these shares. The stated redemption value of the Series B preferred stock as of December 30, 2006 is included in other liabilities in the accompanying consolidated balance sheet.

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

The following represents the issued and outstanding redeemable preferred stock at December 29, 2007 and December 30, 2006 (dollars in thousands):

	December 29, 2007	December 30, 2006
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding in 2006	$—	$707
Redeemable preferred stock—8% cumulative; 20,000 shares authorized, issued and outstanding	21,450	19,115

Total redeemable preferred stock	$21,450	$19,822

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

Holders of Series D Common Stock are entitled to 468 votes per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote. Holders of Series B Common Stock are entitled to one vote per share on all matters submitted to the Company’s stockholders to be voted upon by the stockholders entitled to vote. In the event of an initial public offering, each then outstanding share of Series A Common Stock, Series B Common Stock and Series D Common Stock will automatically convert into one share of Common Stock effective on the initial public offering date.

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

Deferred Financing Fees

Advisory fees of $13.9 million were paid to Investcorp S.A. (“Investcorp”) and its co-sponsors, Berkshire Partners and Greenbriar Equity Group, in connection with the amended revolving credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the accompanying consolidated balance sheets and are being amortized over the life of the respective debt.

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the Acquisition for services to be rendered over a period of five years following the date of the Acquisition. This payment is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $0.5 million during the fiscal year ended December 29, 2007, $1.9 million during the fiscal year ended December 30, 2006 and $4.5 million during the nine months ended December 31, 2005.

13. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations and cash flows of the Predecessor for periods prior to April 2, 2005 and the financial position, results of operations and cash flows of the Successor beginning on April 2, 2005.

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD) and Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

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

The condensed consolidating financial information for the Company is as follows (dollars in thousands):

Condensed Consolidating Balance Sheets as of December 29, 2007 and December 30, 2006 are as follows:

	As of December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,279	$397	$—	$4,749
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	90,570	64,471	—	155,041
Inventories	—	207,468	136,070	—	343,538
Other current assets	2	24,245	1,102	—	25,349

Total current assets	75	326,562	202,615	—	529,252

Property and equipment, net	—	37,613	5,061	—	42,674
Goodwill and other intangible assets, net	—	575,225	34,655	—	609,880
Investment in subsidiaries	287,900	182,278	—	(470,178)	—
Other assets	2,190	25,667	1,033	—	28,890

Total assets	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$282,346	$4,362	$—	$286,708
Accrued expenses	1,722	49,497	1,787	—	53,006
Current maturities of long-term debt	—	2,863	119	—	2,982
Intercompany payables (receivables)	(882)	(47,141)	48,023	—	—

Total current liabilities	840	287,565	54,291	—	342,696

Long-term debt	51,480	485,273	118	—	536,871
Deferred income taxes	—	76,752	2,969	—	79,721
Other liabilities	—	9,855	3,708	—	13,563
Redeemable preferred stock	21,450	—	—	—	21,450
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(4,835)	8,578	35,976	(44,554)	(4,835)
Accumulated other comprehensive loss	(1,301)	(1,301)	—	1,301	(1,301)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,395	287,900	182,278	(470,178)	216,395

Total liabilities and stockholders’ equity	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

	As of December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$3,304	$223	$—	$3,600
Accounts receivable, net	—	79,809	51,295	—	131,104
Inventories	—	180,131	117,533	—	297,664
Other current assets	2	17,249	1,010	—	18,261

Total current assets	75	280,493	170,061	—	450,629

Property and equipment, net	—	38,295	6,276	—	44,571
Goodwill and other intangible assets, net	—	572,859	21,733	—	594,592
Investment in subsidiaries	285,253	156,814	—	(442,067)	—
Other assets	2,543	30,542	629	—	33,714

Total assets	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$245,415	$—	$—	$245,415
Accrued expenses	25	26,881	1,828	—	28,734
Current maturities of long-term debt	—	3,853	—	—	3,853
Intercompany payables (receivables)	1,357	(37,037)	35,680	—	—

Total current liabilities	1,382	239,112	37,508	—	278,002

Long-term debt	49,909	467,245	—	—	517,154
Deferred income taxes	—	82,963	—	—	82,963
Other liabilities	—	4,430	4,377	—	8,807
Redeemable preferred stock	19,822	—	—	—	19,822
Stockholders’ equity:
Intercompany investment	—	280,622	134,270	(414,892)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(6,208)	4,196	22,544	(26,740)	(6,208)
Accumulated other comprehensive income	435	435	—	(435)	435
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,758	285,253	156,814	(442,067)	216,758

Total liabilities and stockholders’ equity	$287,871	$1,079,003	$198,699	$(442,067)	$1,123,506

Condensed Consolidating Statements of Operations for fiscal years ended December 29, 2007 and December 30, 2006 and the nine months ended December 31, 2005 for the Successor and quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,133,933	$743,547	$—	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	931,695	621,280	—	1,552,975

Gross profit	—	202,238	122,267	—	324,505
Selling, general and administrative expenses	38	177,515	80,794	—	258,347

Operating (loss) income	(38)	24,723	41,473	—	66,158

Other income (expense):
Interest (expense) income	(9,277)	(52,388)	32	—	(61,633)
Other, net	—	(322)	37	—	(285)
Equity earnings of subsidiaries	4,382	13,432	—	(17,814)	—

(Loss) income from operations before income taxes	(4,933)	(14,555)	41,542	(17,814)	4,240
Income tax (benefit) provision	(6,306)	(18,937)	28,110	—	2,867

Net income	$1,373	$4,382	$13,432	$(17,814)	$1,373

	Successor For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$988,420	$589,553	$—	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	805,582	488,012	—	1,293,594

Gross profit	—	182,838	101,541	—	284,379
Selling, general and administrative expenses	36	137,897	89,466	—	227,399
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(36)	42,301	12,075	—	54,340

Other income (expense):
Interest expense	(8,446)	(46,006)	(5,613)	—	(60,065)
Other, net	—	(453)	89	—	(364)
Equity earnings of subsidiaries	1,811	4,956	—	(6,767)	—

(Loss) income from operations before income taxes	(6,671)	798	6,551	(6,767)	(6,089)
Income tax (benefit) provision	(2,064)	(1,013)	1,595	—	(1,482)

Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)

	Successor For the Nine Months Ended December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$761,819	$389,125	$—	$1,150,944
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	622,755	316,570	—	939,325

Gross profit	—	139,064	72,555	—	211,619
Selling, general and administrative expenses	7	125,569	47,029	—	172,605
Transaction expenses	—	95	—	—	95

Operating (loss) income	(7)	13,400	25,526	—	38,919

Other income (expense):
Interest (expense) income	(5,798)	(35,584)	23	—	(41,359)
Other, net	(2)	41	72	—	111
Equity earnings of subsidiaries	2,385	17,588	—	(19,973)	—

(Loss) income from operations before income taxes	(3,422)	(4,555)	25,621	(19,973)	(2,329)
Income tax (benefit) provision	(1,821)	(6,940)	8,033	—	(728)

Net (loss) income	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)

	Predecessor For the Quarter Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$245,281	$109,058	$—	$354,339
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	201,210	89,278	—	290,488

Gross profit	—	44,071	19,780	—	63,851
Selling, general and administrative expenses	—	38,375	14,278	—	52,653
Transaction expenses	—	28,211	—	—	28,211

Operating (loss) income	—	(22,515)	5,502	—	(17,013)

Other income (expense):
Interest (expense) income	—	(3,685)	3	—	(3,682)
Other, net	—	(299)	47	—	(252)
Equity earnings of subsidiaries	—	3,796	—	(3,796)	—

(Loss) income from operations before income taxes	—	(22,703)	5,552	(3,796)	(20,947)
Income tax (benefit) provision	—	(8,376)	1,756	—	(6,620)

Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 29, 2007 and December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor are as follows:

	Successor For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,373	$4,382	$13,432	$(17,814)	$1,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	353	28,657	4,142	—	33,152
Provision for doubtful accounts	—	564	290	—	854
Accretion of 8% cumulative preferred stock and Senior Discount Notes	2,012	—	—	—	2,012
Benefit for deferred income taxes	—	(6,916)	—	—	(6,916)
Other, net	1,894	(871)	32	—	1,055
Equity earnings of subsidiaries	(4,382)	(13,432)	—	17,814	—
Change in assets and liabilities:
Accounts receivable, net	—	(5,772)	(8,663)	—	(14,435)
Inventories	—	(23,270)	(12,077)	—	(35,347)
Other current assets	—	(3,457)	37	—	(3,420)
Accounts payable and accrued expenses	1,695	45,409	(7,254)	—	39,850
Other, net	1	1,439	(791)	—	649

Net cash provided by (used in) operating activities	2,946	26,733	(10,852)	—	18,827

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(21,459)	478	—	(20,981)
Purchase of property and equipment	—	(7,148)	(1,500)	—	(8,648)
Purchase of assets held for sale	—	(2,388)	—	—	(2,388)
Proceeds from sale of property and equipment	—	48	257	—	305
Proceeds from disposal of assets held for sale	—	1,852	—	—	1,852
Intercompany	(2,946)	(9,420)	12,366	—	—

Net cash (used in) provided by investing activities	(2,946)	(38,515)	11,601	—	(29,860)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,669,818	—	—	1,669,818
Repayments of revolving credit facility	—	(1,651,574)	—	—	(1,651,574)
Payments of other long-term debt	—	(4,402)	—	—	(4,402)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)
Change in restricted cash	—	—	(575)	—	(575)

Net cash provided by (used in) financing activities	—	12,757	(575)	—	12,182

Net increase in cash and cash equivalents	—	975	174	—	1,149
Cash and cash equivalents, beginning of year	73	3,304	223	—	3,600

Cash and cash equivalents, end of year	$73	$4,279	$397	$—	$4,749

	Successor For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	351	26,547	3,616	—	30,514
Impairment of intangible asset	—	2,640	—	—	2,640
Provision for (recovery of) doubtful accounts	—	3	(328)	—	(325)
Accretion of 8% cumulative preferred stock and Senior Discount Notes	6,347	—	—	—	6,347
Benefit for deferred income taxes	—	(1,970)	—	—	(1,970)
Post-retirement benefit plan termination	—	(1,933)	—	—	(1,933)
Other, net	822	(89)	(459)	—	274
Equity earnings of subsidiaries	(1,811)	(4,956)	—	6,767	—
Change in assets and liabilities:
Accounts receivable, net	—	6,447	(4,254)	—	2,193
Inventories	—	(6,300)	(1,595)	—	(7,895)
Other current assets	1	2,003	124	—	2,128
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	25	39,162	(13,472)	—	25,715
Other, net	(25)	(288)	213	—	(100)

Net cash provided by (used in) operating activities	1,103	76,682	(11,199)	—	66,586

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,989)	632	—	(20,357)
Purchase of property and equipment	—	(8,866)	(979)	—	(9,845)
Purchase of assets held for sale	—	(536)	—	—	(536)
Proceeds from sale of property and equipment	—	57	364	—	421
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Intercompany	(1,100)	(9,023)	10,123	—	—

Net cash (used in) provided by investing activities	(1,100)	(37,567)	10,140	—	(28,527)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,413,621	—	—	1,413,621
Repayments of revolving credit facility	—	(1,448,090)	—	—	(1,448,090)
Payments of other long-term debt	—	(4,837)	(464)	—	(5,301)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(39,537)	(464)	—	(40,004)

Net decrease in cash and cash equivalents	—	(422)	(1,523)	—	(1,945)
Cash and cash equivalents, beginning of year	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of year	$73	$3,304	$223	$—	$3,600

	Successor For the period from April 2, 2005 through December 31, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,601)	$2,385	$17,588	$(19,973)	$(1,601)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	245	18,276	1,979	—	20,500
Provision for doubtful accounts	—	750	341	—	1,091
Inventory step-up amortization	—	4,692	—	—	4,692
Accretion of 8% cumulative preferred stock and Senior Discount Notes	4,331	—	—	—	4,331
(Benefit) provision for deferred income taxes	—	(2,558)	145	—	(2,413)
Other, net	1,224	(543)	50	—	731
Equity earnings of subsidiaries	(2,385)	(17,588)	—	19,973	—
Change in assets and liabilities:
Accounts receivable, net	—	11,703	933	—	12,636
Inventories	—	(21,362)	(22,723)	—	(44,085)
Other current assets	275	10,956	(134)	—	11,097
Accounts payable and accrued expenses	—	(31,571)	(1,966)	—	(33,537)
Other, net	(897)	(5,749)	(1,450)	—	(8,096)

Net cash provided by (used in) operating activities	1,192	(30,609)	(5,237)	—	(34,654)

Cash flows from investing activities:
Acquisition of Predecessor	—	(458,347)	—	—	(458,347)
Other Acquisitions, net of cash acquired	—	(4,497)	231	—	(4,266)
Purchase of property and equipment	—	(4,118)	(1,968)	—	(6,086)
Proceeds from sale of property and equipment	—	74	110	—	184
Other	—	(300)	—	—	(300)
Intercompany	(1,085)	(7,577)	8,662	—	—

Net cash (used in) provided by investing activities	(1,085)	(474,765)	7,035	—	(468,815)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,100,320	—	—	1,100,320
Repayments of revolving credit facility	—	(1,088,448)	—	—	(1,088,448)
Payments of other long-term debt	—	(2,441)	(217)	—	(2,658)
Payments of deferred financing costs	(1,310)	(34,076)	—	—	(35,386)
Proceeds from issuance of common stock	211,500	—	—	—	211,500
Proceeds from issuance of preferred stock	15,369	—	—	—	15,369
Proceeds from issuance of long-term debt	40,003	290,000	—	—	330,003
Proceeds from issuance of warrants	4,631	—	—	—	4,631
Change in restricted cash	—	(30,506)	—	—	(30,506)
Intercompany cash transfers	(270,127)	270,127	—	—	—
Other	(100)	786	—	—	686

Net cash (used in) provided by financing activities	(34)	505,762	(217)	—	505,511

Net increase in cash and cash equivalents	73	388	1,581	—	2,042
Cash and cash equivalents, beginning of year	—	3,338	165	—	3,503

Cash and cash equivalents, end of year	$73	$3,726	$1,746	$—	$5,545

	Predecessor For the Quarter Year Ended April 2, 2005
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$—	$(14,327)	$3,796	$(3,796)	$(14,327)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	—	1,218	752	—	1,970
Provision for doubtful accounts	—	182	97	—	279
Stock-based compensation expense	—	8,584	—	—	8,584
Provision for deferred income taxes	—	658	—	—	658
Other, net	—	(233)	(32)	—	(265)
Equity earnings of subsidiaries	—	(3,796)	—	3,796	—
Change in assets and liabilities:
Accounts receivable, net	—	(6,779)	(1,762)	—	(8,541)
Inventories	—	(9,580)	(3,072)	—	(12,652)
Other current assets	—	(8,900)	551	—	(8,349)
Accounts payable and accrued expenses	—	51,164	(7,173)	—	43,991
Other, net	—	(1,354)	(123)	—	(1,477)

Net cash provided by (used in) operating activities	—	16,837	(6,966)	—	9,871

Cash flows from investing activities:
Purchase of property and equipment	—	(681)	(893)	—	(1,574)
Proceeds from sale of property and equipment	—	12	224	—	236
Other	—	(100)	—	—	(100)
Intercompany	—	(6,975)	6,975	—	—

Net cash (used in) provided by investing activities	—	(7,744)	6,306	—	(1,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	312,277	—	—	312,277
Repayments of revolving credit facility	—	(320,728)	—	—	(320,728)
Payments of other long-term debt	—	(975)	—	—	(975)
Proceeds from issuance of common stock	—	1,862	—	—	1,862
Series A preferred stock redemption	—	(700)	—	—	(700)

Net cash used in financing activities	—	(8,264)	—	—	(8,264)

Net increase (decrease) in cash and cash equivalents	—	829	(660)	—	169
Cash and cash equivalents, beginning of year	—	2,509	825	—	3,334

Cash and cash equivalents, end of year	$—	$3,338	$165	$—	$3,503

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended December 29, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table contains information regarding our directors and executive officers as of December 29, 2007. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
Richard P. Johnson	60	Chairman, Chief Executive Officer and Director
William E. Berry	53	President and Chief Operating Officer
J. Michael Gaither	55	Executive Vice President, General Counsel and Secretary
David L. Dyckman	43	Executive Vice President and Chief Financial Officer
Daniel K. Brown	54	Executive Vice President—Sales
Phillip E. Marrett	57	Executive Vice President—Procurement
David Tayeh	41	Director
Donald Hardie	40	Director
James Hardymon	74	Director
Randy Peeler	43	Director
Joel Beckman	52	Director
Joseph P. Donlan	61	Director
James O. Egan	59	Director

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

Daniel K. Brown—Executive Vice President—Sales. Mr. Brown joined us in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980’s and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for the Company. In March 2008, Mr. Brown was promoted to Executive Vice President of Sales. Mr. Brown holds a B.A. from Western Carolina University.

Phillip E. Marrett—Executive Vice President—Procurement. Mr. Marrett joined the Company in 1998 as Regional Vice President in the Southeast Division. Prior to joining us, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996). In March 2008, Mr. Marrett was promoted to Executive Vice President of Procurement.

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

James Hardymon—Director. Mr. Hardymon became a Director in March 2008. He is the retired Chief Executive Officer and Chairman of Textron, Inc. Mr. Hardymon currently serves as a director of Circuit City Stores, Inc., Lexmark International, Inc. and WABCO, Inc. and is non-executive Chairman of WABCO, Inc. Mr. Hardymon is a member of Advisory Boards of Investcorp International, Inc.

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

Joel Beckman—Director. Mr. Beckman became a Director following the Acquisition and related transactions. He is a founder and Managing Partner of Greenbriar Equity Group LLC. Prior to founding Greenbriar in 2000, Mr. Beckman was a Director and Partner of Goldman, Sachs & Co., which he joined in 1981.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Donald Hardie, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. We are not listed on any exchange. The audit committee does not currently have any members who are considered independent.

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

THE COMPENSATION COMMITTEE
David Tayeh
Donald Hardie
Randy Peeler

Compensation Discussion and Analysis

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. Later in this Form 10-K, you will find a series of tables containing specific information about the compensation earned in fiscal 2007 by the following individuals, referred to as our named executive officers:

•	Richard P. Johnson, Chairman and Chief Executive Officer

•	David L. Dyckman, Executive Vice President and Chief Financial Officer

•	William E. Berry, President and Chief Operating Officer

•	J. Michael Gaither, Executive Vice President and General Counsel

•	Daniel K. Brown, Executive Vice President of Sales

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Objectives

The Company’s compensation committee is charged by the Board of Directors with establishing and reviewing the compensation programs for the named executive officers. Our overall goal in compensating executive officers is to attract, retain and motivate key executives of superior ability who are critical to our future success. We believe that both short-term and long-term incentive compensation paid to executive officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that impact shareholder value.

Our compensation decisions with respect to executive officer salaries, annual incentives, and long-term incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) the overall performance and profitability of the Company, and (c) our assessment of the competitive marketplace. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus, and long-term incentives, including stock-based awards.

We also believe that the best way to directly align the interests of our executives with the interests of our shareholders is to make sure that our executives acquire and retain an appropriate level of stock ownership throughout their tenure with us. Our compensation program pursues this objective through our equity-based long-term incentive awards.

Overview of Executive Compensation Components

The Company’s executive compensation program consists of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	• Core competence of the executive relative to skills, experience and contributions to the Company	• Provide fixed compensation based on competitive market practice

Annual Cash Incentive	• Contributions toward the Company’s achievement of specified Indenture EBITDA (1)

•     Provides focus on meeting annual goals that lead to our long-term success

•     Provides annual performance-based cash incentive compensation

•     Motivates achievement of critical annual performance metrics

Long-Term Incentives	Stock Option Program

•     Vesting program based primarily on achievement of specified Indenture EBITDA targets, thereby aligning executive’s interests with those of shareholders

•     Continued employment with the Company during a 5-year vesting period

• Executive focus on Company performance • Executive ownership of Company security • Retention of the executives

Retirement Benefits

•     Our executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax qualified and nonqualified retirement plans

•     The Deferred Compensation Plan is a nonqualified plan comprised of a voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory program that provides for certain contributions to be made on behalf of certain executives by the Company according to a Board approved schedule. Company funds are not set aside to fund this plan.

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

•     In addition, we sponsor an executive medical program for our executive officers, which provides for reimbursement for certain executive officers and eligible dependents for medical expenses not covered by the Group Medical Plan

• These benefits are part of our broad-based total compensation program • The Company believes it benefits from these perquisites by encouraging our executive officers to protect their health

Additional Benefits and Perquisites	• Certain Executive Officers: One club membership • Vehicle Allowance	• Consistent with offering our executives a competitive compensation program

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

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, the Company seeks to provide competitive pay relative to the market place, for total direct compensation opportunities, including salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. To achieve competitive positioning for the annual cash compensation component, we provide somewhat conservative base salaries and higher-than-average target bonus opportunities, to focus less on fixed pay and more on performance-based opportunities. Targeted annual cash bonus opportunities are based on our budgeted annual Indenture EBITDA goals, and may fluctuate from year-to-year.

The compensation committee consulted with external consultants (the “consultants”) in prior years, comparing the Company’s programs with a peer group. Since that time, we have moved away from the use of a peer group review and rather, focused on the executive’s tenure, individual performance, changes in responsibility and our overall annual budget goals. Additionally, the compensation committee ensures that compensation paid is consistent with such factors as change in cost of living.

2007 Base Salary

Base salary levels reflect a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The compensation committee reviews salary levels annually using these factors. We do not target base salary at any particular percent of total compensation.

As noted above, the Company’s compensation philosophy targets base salaries that are somewhat below market for comparable positions. The base salaries of our named executive officers reflected our conservative philosophy. The Chief Executive Officer participates with other senior management in preparing salary recommendations for the compensation committee, including that of the Chief Executive Officer. Those recommendations are reviewed, modified and/or approved by the compensation committee and submitted to the board of directors for final ratification. In fiscal 2007, base pay increases granted to Messrs. Johnson, Dyckman, Berry and Brown ranged from 4.0% to 10.6% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness. Mr. Gaither’s salary was not adjusted.

2007 Annual Incentive Plan

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

For the named executives, the compensation committee sets annual bonus opportunities for fiscal 2007 based on achievement of performance goals relating to Indenture EBITDA of the Company, which we believe has a strong correlation with shareholder value. We set the Indenture EBITDA goals for fiscal 2007 bonus opportunities at levels that are intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry.

Once our performance goals have been set and approved, the Compensation Committee then sets a bonus pool for all executives covered by the Annual Incentive Plan as a percentage of Indenture EBITDA. The Committee then sets a range of bonus opportunities for each named executive officer based on the achievement of such goals. Target bonus opportunities for fiscal 2007 were set as a percentage of the pool as follows: Mr. Johnson, 20.0%; Mr. Berry, 12.0%; Messrs. Dyckman, Gaither and Brown, 5.5% each.

Actual bonus amounts for fiscal 2007 were determined based on achievement of the performance goals. The named executives were eligible to earn their percentage of the bonus pool if the Company achieved at least 95% of its Indenture EBITDA goal. No bonus is earned if performance falls below 95% of the Indenture EBITDA goal. The pool grows pro-rata for Indenture EBITDA between the 95% and 100% achievement of the Company’s Indenture EBITDA goal. Above 100% of the Company’s Indenture EBITDA goal, the pool grows by approximately 40% of each incremental Indenture EBITDA dollar. Actual bonuses paid to the named executive officers are included in the Summary Compensation Table. The compensation committee reserves the right to modify and/or change the plan at any time in their sole discretion.

Stock Option Plans

The Company has adopted one stock option plan, the 2005 Management Stock Incentive Plan (the “2005 Plan”), which is designed to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. Substantially all of the options authorized under the plan have been granted with vesting schedules subject to certain performance-based goals. There are no annual grants of options under this plan included as a component of the named executives’ compensation plan.

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

The following table summarizes compensation for our Named Executive Officers for fiscal years 2007 and 2006.

Summary Compensation Table for Fiscal Years 2007 and 2006

Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard P. Johnson	2007	$550,000	$1,344,882	$58,958	$1,953,840
Chairman and Chief Executive Officer	2006	525,000	115,000	42,570	682,570

David L. Dyckman	2007	260,000	369,843	20,900	650,743
Executive Vice President and Chief Financial Officer	2006	250,000	55,000	14,400	319,400

William E. Berry	2007	350,000	806,929	53,412	1,210,341
President and Chief Operating Officer	2006	325,000	100,000	44,317	469,317

J. Michael Gaither	2007	280,000	369,843	53,400	703,243
Executive Vice President, General Counsel and Secretary	2006	280,000	55,000	41,317	376,317

Daniel K. Brown	2007	260,000	369,843	46,171	676,014
Executive Vice President—Sales	2006	250,000	55,000	37,557	342,557

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

All Other Compensation from Summary Compensation Table for Fiscal Years 2007 and 2006

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance		401K Company Match	Club Dues	Executive Medical Benefits	Long- term Disability	Total
Richard P. Johnson	2007	$27,000	$15,954	(1)	$6,923	$5,904	$2,077	$1,100	$58,958
	2006	27,000	8,053	(2)	6,600	—	—	917	42,570

David L. Dyckman	2007	—	14,400		5,400	—	—	1,100	20,900
	2006	—	14,400		—	—	—	—	14,400

William E. Berry	2007	20,000	16,800		7,723	5,544	2,245	1,100	53,412
	2006	20,000	16,800		6,600	—	—	917	44,317

J. Michael Gaither	2007	17,000	16,800		7,500	6,000	5,000	1,100	53,400
	2006	17,000	16,800		6,600	—	—	917	41,317

Daniel K. Brown	2007	16,000	14,400		5,400	5,544	3,727	1,100	46,171
	2006	16,000	14,400		6,240	—	—	917	37,557

(1)	Includes $1,554 included in taxable wages with respect to personal use of a Company vehicle.
(2)	Represents amounts included in taxable wages with respect to personal use of a Company vehicle.

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended December 29, 2007 to the Named Executive Officers:

Grants of Plan-Based Awards for Fiscal Year 2007

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($) (a)	Target ($) (b)	Maximum ($) (c)
Richard P. Johnson	$360,000	$900,000	—
David L. Dyckman	99,000	247,500	—
William E. Berry	216,000	540,000	—
J. Michael Gaither	99,000	247,500	—
Daniel K. Brown	99,000	247,500	—

(a)	Represents the minimum payment under the Annual Incentive Plan if a certain level of performance is reached.
(b)	Amounts represent payments under the Annual Incentive Plan if the Company achieves 100% of plan performance. In Fiscal 2007, the Company exceeded plan targets, resulting in higher payments. These payments are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(c)	There is no limit to the maximum amount payable under the Annual Incentive Plan.

The following table provides information concerning unexercised options for the Named Executive Officers as of December 29, 2007.

Outstanding Equity Awards at Fiscal 2007 Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard P. Johnson	15,323	(a)	—		$15.73	06/12/12
	11,010	(b)	16,514	(b)	211.50	06/22/12
	—		19,773	(c)	211.50	06/22/12

David L. Dyckman	1,468	(b)	2,202	(b)	211.50	01/03/13
	—		2,636	(c)	211.50	01/03/13

William E. Berry	10,215	(a)	—		15.73	06/12/12
	7,340	(b)	11,009	(b)	211.50	06/22/12
	—		13,182	(c)	211.50	06/22/12

J. Michael Gaither	7,661	(a)	—		15.73	06/12/12
	1,652	(b)	2,477	(b)	211.50	06/22/12
	—		2,966	(c)	211.50	06/22/12

Daniel K. Brown	1,468	(b)	2,202	(b)	211.50	06/22/12
	—		2,636	(c)	211.50	06/22/12

(a)	Represents Rollover Options that were granted in connection with the Acquisition, in exchange for options to purchase ATD common stock under the previously existing ATD stock option plan. All Rollover Options were granted under the 2005 Plan and are fully vested.
(b)	Represents options that were granted under the 2005 Plan which vest based on the Company meeting specified performance goals, the passage of time or upon the occurrence of certain events.
(c)	Represents options that were granted under the 2005 Plan which vest in connection with the future sale of the Company based on the achievement of certain performance goals.

The following table sets forth our executive officers’ information regarding nonqualified deferred compensation plans, including, with respect to each Named Executive Officer, the aggregate contributions made by such executive officer during the fiscal year ended December 29, 2007, the aggregate contributions made by the Company during the fiscal year ended December 29, 2007, on behalf of the executive officer, the aggregate interest or other earnings accrued during the fiscal year ended December 29, 2007, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended December 29, 2007and balance of account as of December 29, 2007.

Nonqualified Deferred Compensation for Fiscal Year 2007

Name	Executive Contributions in 2007 ($) (a)	Registrant Contributions in 2007 ($) (b)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 29, 2007 ($) (c)
Richard P. Johnson	$10,981	$27,000	$16,090	$—	$351,705
David L. Dyckman	—	—	—	—	—
William E. Berry	26,301	20,000	11,863	—	337,832
J. Michael Gaither	4,514	17,000	15,121	—	394,249
Daniel K. Brown	—	16,000	38,057	—	382,568

(a)	Amounts in this column are included in the amounts reported as salary and/or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2007 for each of the named executive officers.
(b)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(c)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
Richard P. Johnson	2007	$37,981
	2006	37,500

David L. Dyckman	2007	—
	2006	—

William E. Berry	2007	46,301
	2006	99,100

J. Michael Gaither	2007	21,514
	2006	29,169

Daniel K. Brown	2007	16,000
	2006	16,000

In 1999, we established a deferred compensation plan for our top executives and regional employees covered by the executive bonus plan to encourage each participant to promote our long-term interests. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, we make contributions on behalf of our top executives and certain of the regional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. All named executives have been participants since before November 23, 1998. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by us, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by our Board of Directors. Upon consummation of the Acquisition and related transactions, all balances under the 1999 Company Deferred Compensation Plan became vested and payable.

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

In the event Mr. Brown is terminated without “cause”, as defined in his employment agreement, we will pay a monthly sum equal to two times his respective monthly base salary in effect at such time for a period of one year. In addition, unless Mr. Brown is terminated for “cause”, he is entitled to continued health benefits for a period of one year.

The severance agreements each contain confidentiality and noncompete provisions.

Compensation of Directors

There was no compensation paid to directors in fiscal 2007.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, David Tayeh, Donald Hardie and Randy Peeler served on a compensation committee of our Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full Board of Directors.

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

The following tables set forth certain information regarding the beneficial ownership of the voting stock of Holdings as of March 15, 2008. The tables set forth:

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

Series A Common Stock

(Non-Voting Stock)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Series (3)
Richard P. Johnson	26,333	(5)	3.7%
1818 Mezzanine Fund	21,895	(4)	3.1
William E. Berry	17,555	(5)	2.5
J. Michael Gaither	9,313	(5)	1.3
Daniel K. Brown	3,832	(6)	0.6
David L. Dyckman	1,468	(5)	0.2
All of our directors and executive officers as a group (7 persons)	84,227	(7)	10.9

Series B Common Stock

(30.4% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Berkshire Fund VI Limited Partnership (8)	221,969	72.2%
Greenbriar Equity Fund L.P (9)	81,125	26.4
Berkshire Investors LLC (8)	2,616	0.9
Greenbriar Coinvestment Partners, L.P (9)	1,617	0.5

Series D Common Stock

(69.6% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Investcorp S.A. (10)(11)	1,500	100.0%
Ballet Limited (11)	138	9.2
Denary Limited (11)	138	9.2
Gleam Limited (11)	138	9.2
Highlands Limited (11)	138	9.2
Noble Limited (11)	138	9.2
Outrigger Limited (11)	138	9.2
Quill Limited (11)	138	9.2
Radial Limited (11)	138	9.2
Shoreline Limited (11)	138	9.2
Zinnia Limited (11)	138	9.2
Investcorp Investment Equity Limited (11)	120	8.0

(1)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(2)	For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2008 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This number reflects the percentage of the number of outstanding shares of such series of our stock, after giving effect to the exercise of options and/or warrants owned by such person or persons.
(4)	Represents shares issuable upon the exercise of warrants. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to exercise investment power over the shares. See Notes 9, 10 and 12 of Notes to Consolidated Financial Statements.
(5)	Represents shares of Series A common stock issuable upon the exercise of options.
(6)	Includes 1,468 shares of Series A common stock issuable upon the exercise of options.
(7)	Includes 57,604 shares of Series A common stock issuable upon the exercise of options and 21,895 shares of Series A common stock issuable upon the exercise of warrants.
(8)	In care of Berkshire Partners LLC, One Boston Place, 33rd Floor, Boston, MA 02108.
(9)	In care of Greenbriar Equity Group LLC, 555 Theodore Fremd Avenue, Suite A-201, Rye, New York 10580.
(10)	Investcorp S.A. does not directly own any of our stock but may be deemed to share beneficial ownership as described below. The number of shares of stock shown as owned by Investcorp S.A. includes all of the shares owned by Investcorp Investment Equity Limited. Investcorp S.A. owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of our voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(11)	Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited (“CIP”) owns none of our stock. CIP indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP may be deemed to share beneficial ownership of our shares of voting stock held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of our voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, GeorgeTown, Grand Cayman, Cayman Islands.

The following table provides information as of December 29, 2007, with respect to compensation plans under which our equity securities are authorized for issuance.

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

See Notes 9, 10 and 12 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2007 and as of December 29, 2007, a majority of our Directors do not meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our Directors and deem each to be at an arms length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2007 and 2006.

	2007	2006
	(in thousands)
Audit Fees (a)	$793	$805
Audit-Related Fees (b)	223	146
Tax Fees (c)	145	329
All Other Fees	—	—

Total	$1,161	$1,280

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Audit-related fees include payment for services in connection with the Acquisition and various other acquisitions as well as the audit of our employee benefit plans and consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

•

Consolidated Statements of Operations for the fiscal years ended December 29, 2007 and December 30, 2006 and the nine months ended December 31, 2005 for the Successor and the quarter ended April 2, 2005 for the Predecessor

•

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal years ended December 29, 2007 and December 30, 2006 and the period ended December 31, 2005 for the Successor and for the period ended April 2, 2005 for the Predecessor

•

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007 and December 30, 2006 and the period from April 2, 2005 through December 31, 2005 for the Successor and for the quarter ended April 2, 2005 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Fiscal Years Ended December 29, 2007 and December 30, 2006 and the Nine Months Ended December 31, 2005 for the Successor and the Quarter Ended April 2, 2005 for the Predecessor

(in thousands)

	Balance Beginning of Year	Additions			Deductions		Balance End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Successor 2007
Allowance for doubtful accounts	$1,469	$854	$—		$(230	)(1)	$2,093
Acquisition exit cost reserves (2)	3,584	378	2,690	(3)	(903)		5,749
Inventory reserves	1,671	4,410	—		(5,850)		231
Sales returns and allowances	1,870	2,151	—		(2,290)		1,731
Valuation allowance on deferred tax assets	—	169	—		—		169
Successor 2006
Allowance for doubtful accounts	$1,560	$(325)	$—		$234	(1)	$1,469
Acquisition exit cost reserves (2)	3,617	1,024	164	(3)	(1,221)		3,584
Inventory reserves	720	2,832	—		(1,881)		1,671
Sales returns and allowances	1,755	2,833	—		(2,718)		1,870
Successor Nine months ended December 31, 2005
Allowance for doubtful accounts	$1,439	$1,091	$—		$(970	)(1)	$1,560
Acquisition exit cost reserves (2)	3,232	—	1,755	(3)	(1,370)		3,617
Inventory reserves	1,416	400	—		(1,096)		720
Sales returns and allowances	1,664	2,975	—		(2,884)		1,755
Predecessor Quarter ended April 2, 2005
Allowance for doubtful accounts	$1,587	$279	$—		$(427	)(1)	$1,439
Acquisition exit cost reserves (2)	3,688	—	—		(456)		3,232
Inventory reserves	1,084	431	—		(99)		1,416
Sales returns and allowances	1,737	318	—		(391)		1,664

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents facilities closing cost of acquired Martino Tire, Silver State, Wholesale Tire and Target Tire distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated February 4, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

2.2	Amended and Restated Agreement and Plan of Merger, dated March 7, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

3.1	Certificate of Incorporation of American Tire Distributors Holdings, Inc. ++

3.2	Amended and Restated Certificate of American Tire Distributors Holdings, Inc. ++

3.3	By-laws of American Tire Distributors, Inc. as amended. *

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. ++

3.5	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”) ¿

3.6	Second Restated Certificate of Incorporation of Heanfer Tire Group, Inc. ±

3.7	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002≠

3.8	Third Restated Certificate of Incorporation of American Tire Distributors, Inc. ^

3.9	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc. ‡

3.10	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc. **

3.11	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. ++

3.12	Amended and Restated By-laws of the Company. ++

3.13	Articles of Incorporation of The Speed Merchant, Inc. *

3.14	By-laws of The Speed Merchant, Inc. *

3.15	Articles of Incorporation of Phoenix Racing, Inc. *

3.16	By-laws of Phoenix Racing, Inc. *

3.17	Articles of Incorporation of California Tire Company. ††

3.18	By-laws of California Tire Company. ††

3.19	Articles of Incorporation of T.O. Haas Holding Co., Inc. ¿

3.20	Amended By-laws of T.O. Haas Holding Co., Inc. ¿

3.21	Articles of Incorporation of T.O. Haas Tire Co., Inc. ¿

3.22	By-laws of T.O. Haas Tire Co., Inc. ¿

3.23	Articles of Incorporation of Texas Market Tire, Inc. ++

3.24	By-laws of Texas Market Tire, Inc. ++

3.25	Articles of Incorporation of Texas Market Tire Holdings I, Inc. ++

3.26	By-laws of Texas Market Tire Holdings I, Inc. ++

3.27	Articles of Incorporation of Target Tire, Inc. ++

3.28	By-laws of Target Tire, Inc. ++

3.29	Articles of Incorporation of Wholesale Tire Distributors, Inc. :

3.30	By-laws of Wholesale Tire Distributors, Inc. :

3.31	Articles of Incorporation of Wholesale Tire Distributors of Idaho, Inc. :

3.32	By-laws of Wholesale Tire Distributors of Idaho, Inc. :

3.33	Articles of Incorporation of Wholesale Tire Distributors of Wyoming, Inc. :

3.34	By-laws of Wholesale Tire Distributors of Wyoming, Inc. :

3.35	Articles of Incorporation of Farm Tire & Supply Co., Inc. :

3.36	By-laws of Farm Tire & Supply Co., Inc. :

4.1	Indenture, dated March 31, 2005, among American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Holdings Indenture”). ++

4.2	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Note Indenture”). ++

4.3	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Note Indenture”). ++

4.4	Supplemental Indenture, dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee.++

4.5	Supplemental Indenture dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.6	Form of Holdings Senior Discount Note (attached as Exhibit A to the Holdings Indenture). ++

4.7	Form of the Company Floating Rate Note (attached as Exhibit A to the Floating Rate Note Indenture). ++

4.8	Form of the Company Fixed Rate Note (attached as Exhibit A to the Fixed Rate Note Indenture). ++

5.1	Gibson, Dunn and Crutcher, LLP letter as to the legality of the securities being registered, dated May 13, 2005. ++

10.1	Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders ¿¿

10.2	First Amendment to Third Amended and Restated Loan and Security Agreement ==

10.3	Second Amendment to Third Amended and Restated Loan and Security Agreement ^^

10.4	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, among the Company, The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., as Borrowers and Banc of America Securities LLC, as Book Running Manager, Wachovia Securities, GECC Capital Markets Group, Inc. and Banc of America Securities LLC, each as Co-Lead Arranger, Wachovia Bank, National Association and General Electric Capital Corporation as Co-Syndication Agents and Bank of America, N.A. as administrative agent and collateral agent for the Lenders. ++

10.5	First Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.6	Second Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.7	Third Amendment to Fourth Amended and Restated Loan and Security Agreement ••

10.8	Fifth Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of May 9, 2007, among American Tire Distributors, Inc., The Speed Merchant, Inc., and T.O. Haas Tire Company, Inc., as borrowers, and Wachovia Bank, National Association and General Electric Capital Corporation, as co-syndication agents, The CIT Group/Business Credit, Inc., as documentation agent, and Bank of America, N.A., as administrative and collateral agent for the lenders. ☐

10.9	Registration Rights Agreement, made as of March 31, 2005, by American Tire Distributors Holdings, Inc for the benefit of the Holders hereto. ++

10.10	Termination Agreement dated March 31, 2005, among The 1818 Mezzanine Fund II, L.P., Charlesbank Equity Fund IV, Limited Partnership and American Tire Distributors, Inc. ++

10.11	Purchase Agreement, dated March 25, 2005, between American Tire Distributors Holdings, Inc. and The 1818 Mezzanine Fund II, L.P. ++

10.12	Stockholders Agreement, dated as of March 31, 2005, by and between American Tire Distributors Holdings, Inc., and each person listed on the signature pages hereto. ++

10.13	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.14	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.15	Securities Purchase Agreement, dated as of May 7, 1997, between The J.H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company *

10.16	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company #

10.17	Commitment Letter, dated March 25, 2005, by and among American Tire Distributors Holdings, Inc. and The Goodyear Tire and Rubber Co. ++

10.18	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan #

10.19	Heafner Tire Group 1999 Stock Option Plan +/-

10.20	American Tire Distributors, Inc. 2002 Stock Option Plan ■

10.21	American Tire Distributors Holdings, Inc. 2005 Management Stock Incentive Plan :

10.22	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett ■

10.23	Form of Incentive Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.24	Form of Base Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.25	The J.H. Heafner Company 1997 Restricted Stock Plan *

10.26	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders *

10.27	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson #

10.28	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas +/-+/-

10.29	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz ##

10.30	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson. ++

10.31	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and William Berry. ++

10.32	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither. ++

10.33	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett. ++

10.34	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown. ++

10.35	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Scott A. Deininger. ++

10.36	Executive Employment Agreement, dated December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman. :

10.37	First Amendment to Employment Agreement, dated March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson ■ ■

10.38	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Richard P. Johnson ++

10.39	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and William Berry ++

10.40	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and J. Michael Gaither. ++

10.41	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Scott A. Deininger. ++

10.42	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Keith Calcagno. ++

10.43	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Daniel K. Brown. ++

10.44	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Phillip E. Marrett. ++

10.45	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas Gibson. ++

10.46	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas L. Dawson. ++

10.47	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Lawrence B. Stoddard. ++

10.48	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Leon J. Sawyer. ++

10.49	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and George J. Bender. ++

10.50	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James Gill. ++

10.51	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James D. Matthews. ++

10.52	Purchase Agreement, dated March 23, 2005 between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.53	Registration Rights Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLO, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.54	Purchase Agreement, dated March 23, 2005, between American Tire Distributors, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC, and Wachovia Capital Markets, LLC. ++

10.55	Warrant Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and the purchaser named herein. ++

12.1	Statement re: Computation of Ratios ■ ■

21.1	Chart of Subsidiaries of the Company ■ ■

23.1	Consent of PricewaterhouseCoopers LLC, an independent registered public accounting firm ■ ■

23.2	Consent of PricewaterhouseCoopers LLC, an independent registered public accounting firm ■ ■

25.1	Statement of eligibility of Trustee. ++

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■ ■

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ■ ■

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ■ ■

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.

††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
¿	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001. 9
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
≠	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
■	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
¿¿	Incorporated by reference to the Company’s 10-K, filed on March 26, 2004.
==	Incorporated by reference to the Company’s 10-Q, filed on May 17, 2004.
^^	Incorporated by reference to the Company’s 10-Q, filed on November 15, 2004.
++	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 13, 2005.
:	Incorporated by reference to the Company’s 10-K, filed on March 31, 2006.
••	Incorporated by reference to the Company’s 10-Q, filed on May 16, 2006
☐	Incorporated by reference to the Company’s 8-K, filed on May 14, 2007.
■■	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 26, 2008.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ RICHARD P. JOHNSON
Name:	Richard P. Johnson
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2008.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2008

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	March 26, 2008

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 26, 2008

/s/ DAVID L. DYCKMAN David L. Dyckman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

/s/ DAVID TAYEH David Tayeh	Director	March 26, 2008

/s/ DONALD HARDIE Donald Hardie	Director	March 26, 2008

/s/ JAMES HARDYMON James Hardymon	Director	March 26, 2008

/s/ RANDY PEELER Randy Peeler	Director	March 26, 2008

/s/ JOEL BECKMAN Joel Beckman	Director	March 26, 2008

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 26, 2008

/s/ JAMES O. EGAN James O. Egan	Director	March 26, 2008