Form 10-Q
period 2008-04-05
American Tire Distributors Holdings, Inc.
filed 2008-05-20
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2008

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

Number of common shares outstanding at May 10, 2008: 999,527

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” as reported in our Annual Report on Form 10-K filed on March 26, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	April 5, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$5,764	$4,749
Restricted cash	575	575
Accounts receivable, net of allowance for doubtful accounts of $1,992 and $2,093	178,477	155,041
Inventories	358,224	343,538
Assets held for sale	1,550	1,548
Deferred income taxes	12,981	12,981
Other current assets	9,677	10,820

Total current assets	567,248	529,252

Property and equipment, net	44,098	42,674
Goodwill	368,555	368,318
Other intangible assets, net	238,120	241,562
Other assets	27,248	28,890

Total assets	$1,245,269	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$299,530	$286,708
Accrued expenses	23,220	53,006
Current maturities of long-term debt	2,413	2,982

Total current liabilities	325,163	342,696

Long-term debt	588,935	536,871
Deferred income taxes	77,645	79,721
Other liabilities	14,455	13,563
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	22,058	21,450
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	217,990	217,990
Warrants	4,631	4,631
Accumulated deficit	(2,887)	(4,835)
Accumulated other comprehensive loss	(2,631)	(1,301)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	217,013	216,395

Total liabilities and stockholders’ equity	$1,245,269	$1,210,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007
Net sales	$511,011	$424,825
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	423,265	353,280

Gross profit	87,746	71,545
Selling, general and administrative expenses	68,903	60,083

Operating income	18,843	11,462
Other expense:
Interest expense	(15,158)	(15,254)
Other, net	(515)	(68)

Income (loss) from operations before income taxes	3,170	(3,860)
Income tax provision (benefit)	1,476	(2,243)

Net income (loss)	$1,694	$(1,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 29, 2007	999,527	$10	$217,990	$4,631	$(4,835)	$(1,301)	$(100)	$216,395
Adjustment to initially apply SFAS No. 157 (Note 8)	—	—	—	—	254	—	—	254
Comprehensive income:
Net income	—	—	—	—	1,694	—	—	1,694
Change in value of derivative instrument, net of income taxes of $0.8 million	—	—	—	—	—	(1,098)	—	(1,098)
Other	—	—	—	—	—	(232)	—	(232)

Total comprehensive income	—	—	—	—	—	—	—	364

Balance, April 5, 2008	999,527	$10	$217,990	$4,631	$(2,887)	$(2,631)	$(100)	$217,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007
Cash flows from operating activities:
Net income (loss)	$1,694	$(1,617)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	6,066	6,740
Amortization of other assets	1,210	1,365
Provision for (recovery of) doubtful accounts	45	(1)
Benefit for deferred income taxes	(1,239)	(3,241)
Accretion of 8% cumulative preferred stock	111	111
Accretion of Senior Discount Notes	—	1,571
Accrued dividends on 8% cumulative preferred stock	498	460
Other, net	(246)	(190)
Change in operating assets and liabilities:
Accounts receivable	(23,481)	(16,913)
Inventories	(14,686)	(17,177)
Other current assets	1,143	(3,756)
Accounts payable and accrued expenses	(13,941)	32,630
Other, net	(339)	1,998

Net cash (used in) provided by operating activities	(43,165)	1,980

Cash flows from investing activities:
Purchase of property and equipment	(4,065)	(1,664)
Proceeds from sale of property and equipment	32	100
Acquisitions, net of cash acquired	(137)	—
Other	(2)	223

Net cash used in investing activities	(4,172)	(1,341)

Cash flows from financing activities:
Borrowings from revolving credit facility	478,980	367,133
Repayments of revolving credit facility	(429,394)	(364,585)
Payments of other long-term debt	(1,234)	(1,700)

Net cash provided by financing activities	48,352	848

Net increase in cash and cash equivalents	1,015	1,487
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$5,764	$5,087

Supplemental disclosures of cash flow information — Cash payments for interest	$24,102	$7,724

Cash payments for taxes, net	$8,344	$479

Supplemental disclosures of noncash activities — Capital expenditures financed by debt	$—	$1,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment.

2. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter ended April 5, 2008 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 5, 2008 and March 31, 2007 contain operating results for 14 weeks and 13 weeks, respectively.

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

4. Assets Held for Sale:

As of April 5, 2008, the Company has several residential properties, with an aggregate carrying value of $1.6 million classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

5. Acquisitions

On December 7, 2007, the Company completed the purchase of all the outstanding membership interest of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $6.6 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.3 million in direct acquisition costs. The amount held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. This acquisition expanded the Company’s service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.4 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million.

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded the Company’s service across the state of Florida and complemented its existing distribution centers currently located within the state of Florida. The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $6.2 million and a customer relationship intangible asset of $8.4 million. Amortization for both the goodwill and customer relationship intangible asset is deductible for income tax purposes. In addition, based upon management’s facility consolidation strategy, a lease reserve of $2.7 million has been established in accordance with Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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

6. Goodwill and Other Intangible Assets:

The Company has recorded, at April 5, 2008, goodwill of $368.6 million, including $4.4 million, $6.2 million and $2.0 million in connection with the purchases of Homann Tire, Martino Tire and Paris Tire, respectively (see Note 5 for further information). Approximately $28.7 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at April 5, 2008 and December 29, 2007 (in thousands):

	Estimated Useful Life (years)	April 5, 2008		December 29, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$233,605	$38,265	$233,605	$34,830
Noncompete agreements	3-5	613	577	613	571
Software	1	77	77	77	77

Total amortizable intangible assets		$234,295	$38,919	$234,295	$35,478

In addition, the Company had $42.7 million of indefinite lived intangible assets at April 5, 2008 and December 29, 2007.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $10.3 million for the remaining nine months in 2008, $13.8 million in 2009 and $13.7 million in years 2010 through 2012.

7. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of April 5, 2008, the outstanding Amended Revolver balance was $226.0 million. In addition, ATD has certain letters of credit outstanding at April 5, 2008 in the aggregate amount of $9.2 million and $102.7 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of April 5, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of April 5, 2008). At April 5, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 5.5% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 5, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

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

ATD may at any time prior to April 1, 2009, upon a change of control, redeem all of the Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium.

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 10.98% and 11.48% for the three months ended April 5, 2008 and 11.61% for the three months ended March 31, 2007. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business as well as specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates.

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 5, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $3.8 million at April 5, 2008 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

8. Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 157 for financial assets and financial liabilities on December 30, 2007 (the first day of its 2008 fiscal year) which resulted in a $0.3 million decrease in the opening balance of accumulated deficit. The Company is currently evaluating the potential impact, if any, of the application of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities.

SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS No. 157 classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs — Instruments with primarily unobservable value drivers.

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of April 5, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Rabbi trust (a)	$2,752	$—	$—
Financial Liabilities
Interest rate swap (b)	$—	$3,790	$—

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.

In addition, effective December 30, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

9. Income Taxes:

The income tax provision (benefit) recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 46.6% for the quarter ended April 5, 2008 and 58.1% for the quarter ended March 31, 2007. The income tax provision recorded for the quarter ended April 5, 2008 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007
Income taxes at the federal statutory rate	35.0%	35.0%
Increase in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.4	4.5
Non-deductible preferred stock dividends and other permanent differences	6.6	13.5
Interest expense related to FIN 48 liabilities	0.6	5.1

Effective income tax rate	46.6%	58.1%

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on December 31, 2006 (the first day of its 2007 fiscal year). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.

At April 5, 2008, the Company had unrecognized tax benefits of $4.1 million, of which $3.1 million is included within accrued expenses, which includes $0.3 million relating to accrued interest and penalties; the other $1.0 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $4.1 million unrecognized tax benefits as of April 5, 2008, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. The residual amount, excluding temporary timing differences, relates to a previous acquisition of the Company and would be recognized as an offset to goodwill, in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” In addition, of the Company’s $3.1 million current liability for uncertain tax positions, approximately $1.2 million relates to temporary timing differences.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions for federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2004—2007 remain open to examination by the taxing jurisdictions to which the Company is subject.

10. Redeemable Preferred Stock:

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

11. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of April 5, 2008, total obligations of the Company as guarantor on these leases is approximately $7.6 million extending over 11 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $7.2 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48 and EITF No. 93-7. See Note 9 for further description of FIN 48 and the related impacts.

12. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $24.9 million and $20.7 million for the quarters ended April 5, 2008 and March 31, 2007, respectively. Shipping revenue is classified in net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

13. Recently Issued Accounting Pronouncements:

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

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

The financial information is presented under the following column headings: Parent Company (Holdings), Subsidiary Issuer (ATD), and Subsidiary Guarantors (ATD’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of Holdings. The following describes the guarantor relationships of the Company’s senior notes:

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of April 5, 2008 and December 29, 2007 are as follows:

	As of April 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$5,347	$345	$—	$5,764
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	112,328	66,149	—	178,477
Inventories	—	206,391	151,833	—	358,224
Other current assets	—	23,091	1,117	—	24,208

Total current assets	72	347,157	220,019	—	567,248

Property and equipment, net	—	39,330	4,768	—	44,098
Goodwill and other intangible assets, net	—	572,090	34,585	—	606,675
Investment in subsidiaries	289,784	188,412	—	(478,196)	—
Other assets	2,102	24,098	1,048	—	27,248

Total assets	$291,958	$1,171,087	$260,420	$(478,196)	$1,245,269

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$299,384	$146	$—	$299,530
Accrued expenses	48	21,434	1,738	—	23,220
Current maturities of long-term debt	—	2,294	119	—	2,413
Intercompany payables (receivables)	1,359	(64,730)	63,371	—	—

Total current liabilities	1,407	258,382	65,374	—	325,163

Long-term debt	51,480	537,364	91	—	588,935
Deferred income taxes	—	74,676	2,969	—	77,645
Other liabilities	—	10,881	3,574	—	14,455
Redeemable preferred stock	22,058	—	—	—	22,058
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(2,887)	11,792	42,110	(53,902)	(2,887)
Accumulated other comprehensive loss	(2,631)	(2,631)	—	2,631	(2,631)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	217,013	289,784	188,412	(478,196)	217,013

Total liabilities and stockholders’ equity	$291,958	$1,171,087	$260,420	$(478,196)	$1,245,269

	As of December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,279	$397	$—	$4,749
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	90,570	64,471	—	155,041
Inventories	—	207,468	136,070	—	343,538
Other current assets	2	24,245	1,102	—	25,349

Total current assets	75	326,562	202,615	—	529,252

Property and equipment, net	—	37,613	5,061	—	42,674
Goodwill and other intangible assets, net	—	575,225	34,655	—	609,880
Investment in subsidiaries	287,900	182,278	—	(470,178)	—
Other assets	2,190	25,667	1,033	—	28,890

Total assets	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$282,346	$4,362	$—	$286,708
Accrued expenses	1,722	49,497	1,787	—	53,006
Current maturities of long-term debt	—	2,863	119	—	2,982
Intercompany payables (receivables)	(882)	(47,141)	48,023	—	—

Total current liabilities	840	287,565	54,291	—	342,696

Long-term debt	51,480	485,273	118	—	536,871
Deferred income taxes	—	76,752	2,969	—	79,721
Other liabilities	—	9,855	3,708	—	13,563
Redeemable preferred stock	21,450	—	—	—	21,450
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(4,835)	8,578	35,976	(44,554)	(4,835)
Accumulated other comprehensive loss	(1,301)	(1,301)	—	1,301	(1,301)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,395	287,900	182,278	(470,178)	216,395

Total liabilities and stockholders’ equity	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Condensed consolidating statements of operations for the quarters ended April 5, 2008 and March 31, 2007 are as follows:

	For the Quarter Ended April 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$307,953	$203,058	$—	$511,011
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	254,095	169,170	—	423,265

Gross profit	—	53,858	33,888	—	87,746
Selling, general and administrative expenses	2	46,452	22,449	—	68,903

Operating (loss) income	(2)	7,406	11,439	—	18,843
Other (expense) income:
Interest (expense) income	(2,369)	(12,790)	1	—	(15,158)
Other, net	(1)	(568)	54	—	(515)
Equity earnings of subsidiaries	2,960	6,134	—	(9,094)	—

Income from operations before income taxes	588	182	11,494	(9,094)	3,170
Income tax (benefit) provision	(1,106)	(2,778)	5,360	—	1,476

Net income	$1,694	$2,960	$6,134	$(9,094)	$1,694

	For the Quarter Ended March 31, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$266,148	$158,677	$—	$424,825
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	219,133	134,147	—	353,280

Gross profit	—	47,015	24,530	—	71,545
Selling, general and administrative expenses	9	41,978	18,096	—	60,083

Operating (loss) income	(9)	5,037	6,434	—	11,462
Other (expense) income:
Interest (expense) income	(2,229)	(13,029)	4	—	(15,254)
Other, net	—	(119)	51	—	(68)
Equity (loss) earnings of subsidiaries	(681)	2,718	—	(2,037)	—

(Loss) income from operations before income taxes	(2,919)	(5,393)	6,489	(2,037)	(3,860)
Income tax (benefit) provision	(1,302)	(4,712)	3,771	—	(2,243)

Net (loss) income	$(1,617)	$(681)	$2,718	$(2,037)	$(1,617)

Condensed consolidating statements of cash flows for the quarters ended April 5, 2008 and March 31, 2007 are as follows:

	For the Quarter Ended April 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,694	$2,960	$6,134	$(9,094)	$1,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	89	6,418	769	—	7,276
Provision for doubtful accounts	—	35	10	—	45
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accrued dividends on 8% cumulative preferred stock	498	—	—	—	498
Benefit for deferred income taxes	—	(1,239)	—	—	(1,239)
Other, net	—	(233)	(13)	—	(246)
Equity earnings of subsidiaries	(2,960)	(6,134)	—	9,094	—
Change in assets and liabilities:
Accounts receivable	—	(21,793)	(1,688)	—	(23,481)
Inventories	—	1,077	(15,763)	—	(14,686)
Other current assets	2	1,156	(15)	—	1,143
Accounts payable and accrued expenses	(1,674)	(7,905)	(4,362)	—	(13,941)
Other, net	(2)	(190)	(147)	—	(339)

Net cash used in operations	(2,242)	(25,848)	(15,075)	—	(43,165)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(137)	—	—	(137)
Purchase of property and equipment	—	(3,874)	(191)	—	(4,065)
Proceeds from sale of property and equipment	—	—	32	—	32
Intercompany	2,241	(17,462)	15,221	—	—
Other, net	—	(2)	—	—	(2)

Net cash provided by (used in) investing activities	2,241	(21,475)	15,062	—	(4,172)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	478,980	—	—	478,980
Repayments of revolving credit facility	—	(429,394)	—	—	(429,394)
Payments of other long-term debt	—	(1,195)	(39)	—	(1,234)

Net cash provided by (used in) financing activities	—	48,391	(39)	—	48,352

Net (decrease) increase in cash and cash equivalents	(1)	1,068	(52)	—	1,015
Cash and cash equivalents, beginning of period	73	4,279	397	—	4,749

Cash and cash equivalents, end of period	$72	$5,347	$345	$—	$5,764

	For the Quarter Ended March 31, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,617)	$(681)	$2,718	$(2,037)	$(1,617)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	88	7,064	953	—	8,105
Provision for (recovery of) doubtful accounts	—	30	(31)	—	(1)
Benefit for deferred income taxes	—	(3,241)	—	—	(3,241)
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accretion of Senior Discount Notes	1,571	—	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	460	—	—	—	460
Other, net	—	(231)	41	—	(190)
Equity earnings of subsidiaries	681	(2,718)	—	2,037	—
Change in assets and liabilities:
Accounts receivable	—	(14,924)	(1,989)	—	(16,913)
Inventories	—	(9,788)	(7,389)	—	(17,177)
Other current assets	2	(3,811)	53	—	(3,756)
Accounts payable and accrued expenses	5	33,535	(910)	—	32,630
Other, net	—	2,142	(144)	—	1,998

Net cash provided by (used in) operations	1,301	7,377	(6,698)	—	1,980

Cash flows from investing activities:
Purchase of property and equipment	—	(901)	(763)	—	(1,664)
Proceeds from sale of property and equipment	—	39	61	—	100
Intercompany	(1,301)	(6,021)	7,322	—	—
Other, net	—	223	—	—	223

Net cash (used in) provided by investing activities	(1,301)	(6,660)	6,620	—	(1,341)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	367,133	—	—	367,133
Repayments of revolving credit facility	—	(364,585)	—	—	(364,585)
Payments of other long-term debt	—	(1,700)	—	—	(1,700)

Net cash provided by financing activities	—	848	—	—	848

Net increase (decrease) in cash and cash equivalents	—	1,565	(78)	—	1,487
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$4,869	$145	$—	$5,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 5, 2008 and March 31, 2007 contain operating results for 14 weeks and 13 weeks, respectively.

Overview

According to Modern Tire Dealer magazine, we are the largest distributor of tires to the U.S. replacement tire market, a $29.4 billion industry in 2007. The U.S. replacement market has experienced stable historic growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven and an increase in the average age of vehicles. Additionally, price increases, resulting from rising raw materials costs, have traditionally provided for overall growth in this market. However, unit replacement tire demand softened in 2006 and into early 2007 before rebounding modestly in the later part of 2007, achieving a year-over-year increase of 3.1%. According to the Rubber Manufacturer’s Association (“RMA”), light vehicle replacement tire units have softened again in first quarter 2008, down 3.0% from first quarter 2007, while we have achieved a quarter-over-quarter increase of 16.9%, including 3.2% from acquisitions and 7.9% from the inclusion of an additional week in our first quarter 2008. Our above-market growth resulted, in part, from actions taken by us intended to competitively reposition our entry-level and higher-performance products, as well as, from our overall industry leading breadth and depth of product offering. We believe the weakened industry demand is due, in part, to concerns from consumers over the economy and rising fuel prices, which have contributed to the deferral of tire purchases.

Dynamics affecting the industry include an increase in high and ultra-high performance and larger rim diameter tires and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown higher sales demand than the overall replacement tire market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory industry wide increased by 9.0% from 2006 to 2007 and, according to the RMA, are up 0.6% in the first three months of 2008. During the same period and excluding acquisitions and the additional week in our first quarter 2008, our high and ultra-high performance tire unit sales were up 15.0% due in large part to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires, as well as larger auto rim diameter tires, to be an ongoing area of strategic focus for us and the industry as a whole, and we believe that we are well positioned to benefit from this rising demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 79.3% of our net sales for the quarter ended April 5, 2008. The remainder of net sales is derived from other tire sales (10.0%), custom wheels (5.6%), automotive service equipment (2.5%) and other products (2.6%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past four years, we have successfully acquired and integrated eight businesses representing approximately $328 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On December 7, 2007, we completed the purchase of all of the outstanding membership interests of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $6.6 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.3 million in direct acquisition costs. This acquisition expanded our service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana.

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

Results of Operations

Quarter Ended April 5, 2008 Compared to Quarter Ended March 31, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	April 5, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Net sales	$511,011	$424,825	$86,186	20.3%	100.0%	100.0%
Cost of goods sold	423,265	353,280	(69,985)	(19.8)	82.8	83.2

Gross profit	87,746	71,545	16,201	22.6	17.2	16.8
Selling, general and administrative expenses	68,903	60,083	(8,820)	(14.7)	13.5	14.1

Operating income	18,843	11,462	7,381	64.4	3.7	2.7
Other expense:
Interest expense	(15,158)	(15,254)	96	0.6	(3.0)	(3.6)
Other, net	(515)	(68)	(447)	(657.4)	(0.1)	(0.0)

Income (loss) from operations before income taxes	3,170	(3,860)	7,030	182.1	0.6	(0.9)
Income tax provision (benefit)	1,476	(2,243)	(3,719)	(165.8)	0.3	(0.5)

Net income (loss)	$1,694	$(1,617)	$3,311	204.8%	0.3%	(0.4)%

Net Sales

Sales increased $86.2 million in first quarter 2008 primarily driven by a net increase in tire unit sales which contributed $41.7 million (approximately $27.5 million of which resulted from the additional week in our first quarter 2008) and included the benefit of an increase in high and ultra-high performance tire unit sales. In addition, our acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 contributed $20.6 million to the quarter-over-quarter increase. Also, favorable tire pricing, net of selective promotional activities, benefited first quarter 2008 by approximately $21.3 million as we passed-through manufacturer price increases that have resulted from rising raw material costs.

Gross Profit

Gross profit in first quarter 2008 increased $16.2 million primarily due to higher tire unit sales volumes, including the increase related to the benefit of an additional week in our first quarter 2008 and the increase in unit sales of high and ultra-high performance tires that provide an increased profit per tire. In addition, our 2007 acquisitions and favorable tire pricing, generated primarily from a favorable inventory cost layer (i.e. the benefit from the sale of inventory in first quarter 2008 that was purchased prior to manufacturer price increases) contributed to the quarter-over-quarter increase.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $8.8 million is due, in part, to our fiscal 2007 acquired operations and the additional week in our first quarter 2008. The acquisitions of Paris Tire, Martino Tire and Homann Tire collectively accounted for approximately $3.4 million of the increase, half of which was due to employee related expenses. Excluding these acquisitions, employee-related expenses accounted for $4.0 million of the increase which includes approximately $2.1 million related to the additional week in 2008 and approximately $1.7 million related to quarter-over-quarter wage inflation and additional head count to support the increased sales volumes. Additionally, fuel cost increased $1.2 million quarter-over-quarter due primarily to higher fuel cost per gallon, increased sales volumes, and the inclusion of an additional week in 2008.

As a percentage of net sales, selling, general and administrative expenses were 13.5% in first quarter 2008, down from 14.1% in first quarter 2007. The decrease was primarily a result of higher tire unit sales combined with an increase in employee productivity.

Interest Expense

The decrease in interest expense for first quarter 2008 is primarily due to lower interest rates on our variable rate debt partially offset by higher overall debt levels.

Provision (Benefit) for Income Taxes

We recognized an income tax provision of $1.5 million in first quarter 2008 based on a pre-tax income of $3.2 million, compared to an income tax benefit of $2.2 million in first quarter 2007 based on a pre-tax loss of $3.9 million. The effective tax rate in first quarter 2008 was 46.6% compared with 58.1% in first quarter 2007. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2008 as compared to 2007 with a consistent anticipated amount from permanent and temporary timing differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for first quarter 2008 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income (Loss)

The increase in net income of $3.3 million is due in part to higher tire unit volumes, improvement in contributed gross profit dollars and a benefit from a favorable inventory cost layer, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision (benefit) between periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter ended April 5, 2008, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At April 5, 2008 our total debt, including capital leases, was $591.3 million compared to $539.9 million at December 29, 2007, an increase of $51.4 million. Increased borrowings under ATD’s amended revolving credit facility (primarily driven by higher accounts receivable associated with increased business activity as well as timing of interest payments on our senior notes, income tax payments and incentive compensation payments made during first quarter 2008) contributed to the increase in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at April 5, 2008, of which $102.7 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for quarters ended April 5, 2008 and March 31, 2007 (in thousands):

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007
Cash (used in) provided by operating activities	$(43,165)	$1,980
Cash used in investing activities	(4,172)	(1,341)
Cash provided by financing activities	48,352	848

Net increase in cash and cash equivalents	1,015	1,487
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$5,764	$5,087

Cash payments for interest	$24,102	$7,724
Cash payments for taxes, net	$8,344	$479
Capital expenditures financed by debt	$—	$1,273

Operating Activities

Cash used in operating activities increased $45.2 million to $43.2 million in first quarter 2008 compared to cash provided by operating activities of $2.0 million in first quarter 2007. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements. For the quarter ended April 5, 2008, our change in operating assets and liabilities generated a cash outflow of approximately $51.3 million, primarily driven by volume related increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during first quarter 2008. Comparatively, during the same period of 2007, our change in operating assets and liabilities generated a cash outflow of $3.2 million, primarily driven by increases in accounts receivable and inventories that were partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities increased $2.9 million to $4.2 million in first quarter 2008 compared to $1.3 million in first quarter 2007. The increase in net cash used in investing activities was due primarily to an increase in purchase levels of property and equipment particularly as it related to the expansion of one of our distribution centers. Capital expenditures during the quarter ended April 5, 2008 also included information technology upgrades and warehouse racking.

Financing Activities

Net cash provided by financing activities increased $47.6 million to $48.4 million in first quarter 2008 compared to $0.8 million in first quarter 2007. The increase in cash provided by financing activities was primarily due to increased borrowings from our amended revolving credit facility due, in part, to higher cash payments for interest and taxes in first quarter 2008, as well as, the increase in working capital requirements discussed above.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of April 5, 2008, the outstanding Amended Revolver balance was $226.0 million. In addition, ATD has certain letters of credit outstanding at April 5, 2008 in the aggregate amount of $9.2 million and at that same date, $102.7 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of April 5, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.25% as of April 5, 2008). At April 5, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 5.5% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or constitutive documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 5, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest increased $16.4 million to $24.1 million in first quarter 2008 compared to $7.7 million in first quarter 2007 primarily due to timing of our quarter end on April 5, 2008 and as such included April 1st interest payments on our senior notes.

Cash payments for taxes increased $7.8 million to $8.3 million in first quarter 2008 compared to $0.5 million in first quarter 2007 primarily due to payments of fiscal 2007 income taxes during the extension period in 2008. The increase in income tax payments was a result of higher pre-tax income during fiscal 2007 compared to fiscal 2006.

Indenture EBITDA

We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, as defined in the indentures. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, referred to as Consolidated Cash Flows in the indenture agreement, and restrict our ability to incur additional indebtedness and to issue preferred stock. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization, and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flows as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash (used in) provided by operating activities, to Indenture EBITDA (in thousands):

	Quarter Ended April 5, 2008	Quarter Ended March 31, 2007
Net cash (used in) provided by operating activities	$(43,165)	$1,980
Changes in assets and liabilities	51,304	3,218
Benefit for deferred income taxes	1,239	3,241
Interest expense	15,158	15,254
Provision (benefit) for income taxes	1,476	(2,243)
Provision for (recovery of) doubtful accounts	(45)	1
Amortization of other assets	(1,210)	(1,365)
Accretion of 8% cumulative preferred stock	(111)	(111)
Accrued dividends on 8% cumulative preferred stock	(498)	(460)
Accretion of Senior Discount Notes	—	(1,571)
Other	371	380

Indenture EBITDA	$24,519	$18,324

Indenture EBITDA for the quarter ended April 5, 2008 increased $6.2 million to $24.5 million compared to $18.3 million in first quarter 2007 due primarily to higher sales volumes and our acquisitions made during 2007, combined with the benefit from a favorable inventory cost layer in first quarter 2008.

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

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of April 5, 2008, our total obligations, as guarantor on these leases are approximately $7.6 million extending over 11 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $7.2 million. A provision has been made for the net present value of the estimated shortfall.

Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of this FSP, if any, on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For the period ended April 5, 2008, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2007 Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 5, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $3.8 million at April 5, 2008 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended April 5, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)