Form 10-Q
period 2008-07-05
American Tire Distributors Holdings, Inc.
filed 2008-08-19
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2008

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

Number of common shares outstanding at August 11, 2008: 999,527

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc. and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries.

Cautionary Statements on Forward-Looking Information

This Form 10-Q contains forward-looking statements that relate to our business and financial outlook, and that are based on our current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances.

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	July 5, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$5,906	$4,749
Restricted cash	575	575
Accounts receivable, net of allowance for doubtful accounts of $1,329 and $2,093	191,266	155,041
Inventories	381,463	343,538
Assets held for sale	3,491	1,548
Deferred income taxes	12,681	12,981
Other current assets	11,354	10,820

Total current assets	606,736	529,252

Property and equipment, net	44,839	42,674
Goodwill	370,335	368,318
Other intangible assets, net	234,679	241,562
Other assets	26,103	28,890

Total assets	$1,282,692	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$310,607	$286,708
Accrued expenses	31,102	53,006
Current maturities of long-term debt	2,793	2,982

Total current liabilities	344,502	342,696

Long-term debt	605,397	536,871
Deferred income taxes	76,188	79,721
Other liabilities	13,675	13,563
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	22,675	21,450
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,001	217,990
Warrants	4,631	4,631
Accumulated deficit	(547)	(4,835)
Accumulated other comprehensive loss	(1,740)	(1,301)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	220,255	216,395

Total liabilities and stockholders’ equity	$1,282,692	$1,210,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended July 5, 2008	Quarter Ended June 30, 2007	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007
Net sales	$504,330	$469,606	$1,015,341	$894,431
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	417,746	389,114	841,011	742,394

Gross profit	86,584	80,492	174,330	152,037
Selling, general and administrative expenses	67,539	62,076	136,442	122,159

Operating income	19,045	18,416	37,888	29,878
Other expense:
Interest expense	(14,712)	(15,520)	(29,870)	(30,774)
Other, net	(219)	(194)	(734)	(262)

Income (loss) from operations before income taxes	4,114	2,702	7,284	(1,158)
Income tax provision (benefit)	1,774	1,566	3,250	(677)

Net income (loss)	$2,340	$1,136	$4,034	$(481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 29, 2007	999,527	$10	$217,990	$4,631	$(4,835)	$(1,301)	$(100)	$216,395
Adjustment to initially apply SFAS No. 157 (Note 8)	—	—	—	—	254	—	—	254
Comprehensive income:
Net income	—	—	—	—	4,034	—	—	4,034
Change in value of derivative instrument, net of income taxes of $0.1 million	—	—	—	—	—	(171)	—	(171)
Other	—	—	—	—	—	(268)	—	(268)

Total comprehensive income	—	—	—	—	—	—	—	3,595
Stock-based compensation expense	—	—	11	—	—	—	—	11

Balance, July 5, 2008	999,527	$10	$218,001	$4,631	$(547)	$(1,740)	$(100)	$220,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income (loss)	$4,034	$(481)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	12,401	13,469
Amortization of other assets	2,419	2,630
Benefit for deferred income taxes	(2,178)	(4,035)
Accretion of 8% cumulative preferred stock	221	221
Accretion of Senior Discount Notes	—	1,571
Accrued dividends on 8% cumulative preferred stock	1,005	929
Provision for doubtful accounts	70	116
Other, net	(271)	(378)
Change in operating assets and liabilities:
Accounts receivable	(36,295)	(26,422)
Inventories	(37,925)	(33,104)
Other current assets	(534)	(3,189)
Accounts payable and accrued expenses	(5,371)	62,222
Other, net	(1,064)	1,579

Net cash (used in) provided by operating activities	(63,488)	15,128

Cash flows from investing activities:
Acquisitions, net of cash acquired	(165)	(6,014)
Purchase of property and equipment	(6,766)	(2,877)
Purchase of assets held for sale	(1,943)	(552)
Proceeds from sale of assets held for sale	—	522
Proceeds from sale of property and equipment	56	168

Net cash used in investing activities	(8,818)	(8,753)

Cash flows from financing activities:
Borrowings from revolving credit facility	937,221	774,337
Repayments of revolving credit facility	(861,647)	(773,585)
Payments of other long-term debt	(2,111)	(3,110)
Payments of deferred financing costs	—	(1,085)

Net cash provided by (used in) financing activities	73,463	(3,443)

Net increase in cash and cash equivalents	1,157	2,932
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$5,906	$6,532

Supplemental disclosures of cash flow information — Cash payments for interest	$31,399	$23,719

Cash payments for taxes, net	$11,200	$1,662

Supplemental disclosures of noncash activities — Capital expenditures financed by debt	$959	$1,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc., a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment.

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter and six months ended July 5, 2008 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 5, 2008 and June 30, 2007 contain operating results for 13 weeks. The six months ended July 5, 2008 and June 30, 2007 contain operating results for 27 weeks and 26 weeks, respectively.

3. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations. All of the Company’s inventories are held as collateral under the revolving credit facility.

4. Assets Held for Sale:

As of July 5, 2008, the Company has several residential properties, with an aggregate carrying value of $3.5 million classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

5. Acquisitions

On December 7, 2007, the Company completed the purchase of all the outstanding membership interest of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to final working capital adjustments, was approximately $6.6 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.3 million in direct acquisition costs. The amount held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. This acquisition expanded the Company’s service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.6 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million.

On July 2, 2007, the Company completed the purchase of certain assets and the assumption of certain liabilities related to Martino Tire Company (“Martino Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of July 2, 2007. The aggregate purchase price of this acquisition was $9.4 million, consisting of $9.2 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded the Company’s service across the state of Florida and complemented its existing distribution centers currently located within the state of Florida. The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on fair values for the assets acquired and liabilities assumed and resulted in goodwill of $7.8 million and a customer relationship intangible asset of $8.4 million. Amortization for both the goodwill and customer relationship intangible asset is deductible for income tax purposes. In addition, based upon management’s facility consolidation strategy developed as of the acquisition date, lease reserves of $5.2 million were established in accordance with Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” During second quarter 2008, certain refinements were made to these lease reserves to reflect the finalization of the exit cost estimates.

On May 31, 2007, the Company completed the purchase of all the outstanding stock of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) pursuant to the terms of a Stock Purchase Agreement dated May 31, 2007. The aggregate purchase price of this acquisition was $6.2 million, consisting of $6.0 million in cash and $0.2 million in direct acquisition costs. This acquisition expanded the Company’s service across the state of Colorado and the Mid-West. The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on fair values for the assets acquired and liabilities assumed and resulted in goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million.

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

6. Goodwill and Other Intangible Assets:

The Company has recorded, at July 5, 2008, goodwill of $370.3 million, including $4.6 million, $7.8 million and $2.0 million in connection with the purchases of Homann Tire, Martino Tire and Paris Tire, respectively (see Note 5 for further information). Approximately $30.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at July 5, 2008 and December 29, 2007 (in thousands):

	Estimated Useful Life (years)	July 5, 2008		December 29, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$233,605	$41,700	$233,605	$34,830
Noncompete agreements	3-5	613	584	613	571
Software	1	77	77	77	77

Total amortizable intangible assets		$234,295	$42,361	$234,295	$35,478

In addition, the Company had $42.7 million of indefinite lived intangible assets, consisting of tradenames, at July 5, 2008 and December 29, 2007.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $6.9 million for the remaining six months in 2008, $13.8 million in 2009 and $13.7 million in fiscal years 2010 through 2012.

7. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of July 5, 2008, the outstanding Amended Revolver balance was $242.7 million. In addition, ATD had certain letters of credit outstanding at July 5, 2008 in the aggregate amount of $7.9 million and $103.4 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of July 5, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 5, 2008). At July 5, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 4.7% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 5, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 8.95% and 11.48% for the six months ended July 5, 2008 and was 11.61% for the six months ended June 30, 2007. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

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

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 5, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.1 million at July 5, 2008 and December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of July 5, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$5,906	$—	$—
Restricted cash	575	—	—
Rabbi trust (a)	2,893	—	—

Total financial assets	$9,374	$—	$—

Financial Liabilities
Interest rate swap (b)	$—	$2,109	$—

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transaction. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.

In addition, effective December 30, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

9. Income Taxes:

The income tax provision (benefit) recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 43.1% for the quarter ended July 5, 2008, 58.0% for the quarter ended June 30, 2007, 44.6% for the six months ended July 5, 2008 and 58.5% for the six months ended June 30, 2007. The income tax provision recorded for the quarter and six months ended July 5, 2008 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended July 5, 2008	Quarter Ended June 30, 2007	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.8	5.1	4.4	5.7
Interest expense related to FIN 48 liabilities	0.6	2.8	0.5	4.8
Non-deductible preferred stock dividends and other permanent differences	2.7	15.1	4.7	13.0

Effective income tax rate	43.1%	58.0%	44.6%	58.5%

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

At July 5, 2008, the Company had unrecognized tax benefits of $3.7 million, of which $3.3 million is included within accrued expenses, which includes $0.3 million relating to accrued interest and penalties; the other $0.4 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $3.7 million unrecognized tax benefits as of July 5, 2008, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. The residual amount, excluding temporary timing differences, relates to a previous acquisition of the Company and would be recognized as an offset to goodwill, in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” In addition, of the Company’s $3.3 million current liability for uncertain tax positions, approximately $1.5 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $1.8 million due to settlement of audit exposures and expiration of statues of limitations, which includes $0.1 million that would reduce income tax expense.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions for federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2004 — 2007 remain open to examination by the taxing jurisdictions to which the Company is subject.

10. Stock Options:

In April 2008, the Company granted options to James Hardymon, a member of the Company’s Board of Directors, under the 2005 Management Stock Incentive Plan to purchase 800 shares of Series A Common Stock. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2008. None of the options granted in second quarter 2008 are vested as of July 5, 2008.

In determining the fair value of stock options, the Company used the Black-Scholes option pricing model when applying the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The fair value of the options granted during second quarter 2008, estimated on the date of grant using the Black-Scholes option pricing model, was $161.13. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 3.04%; no dividend yield; expected life of 7 years and 30 calendar days, which equals the terms of the options; and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation is based on the Company’s peer group in the industry in which it does business.

11. Redeemable Preferred Stock:

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of July 5, 2008, total obligations of the Company as guarantor on these leases is approximately $7.3 million extending over 11 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $6.9 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits, as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48 and EITF No. 93-7. See Note 9 for further description of FIN 48 and the related impacts.

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $25.5 million and $21.6 million for the quarters ended July 5, 2008 and June 30, 2007, respectively, and $51.0 million and $42.3 million for the six months ended July 5, 2008 and June 30, 2007, respectively. Shipping revenue is classified within net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

14. Recently Issued Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company does not expect the adoption of SFAS No. 141 (R) to have a material impact on its financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the required adjustment increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of July 5, 2008 and December 29, 2007 are as follows:

	As of July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$5,488	$346	$—	$5,906
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	118,689	72,577	—	191,266
Inventories	—	217,772	163,691	—	381,463
Other current assets	6	26,331	1,189	—	27,526

Total current assets	78	368,280	238,378	—	606,736

Property and equipment, net	—	40,163	4,676	—	44,839
Goodwill and other intangible assets, net	—	570,534	34,480	—	605,014
Investment in subsidiaries	294,387	195,607	—	(489,994)	—
Other assets	2,012	22,981	1,110	—	26,103

Total assets	$296,477	$1,197,565	$278,644	$(489,994)	$1,282,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$310,607	$—	$—	$310,607
Accrued expenses	1,723	27,248	2,131	—	31,102
Current maturities of long-term debt	—	2,674	119	—	2,793
Intercompany payables (receivables)	344	(74,661)	74,317	—	—

Total current liabilities	2,067	265,868	76,567	—	344,502

Long-term debt	51,480	553,863	54	—	605,397
Deferred income taxes	—	73,219	2,969	—	76,188
Other liabilities	—	10,228	3,447	—	13,675
Redeemable preferred stock	22,675	—	—	—	22,675
Stockholders’ equity:
Intercompany investment	—	280,622	146,302	(426,924)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,001	—	—	—	218,001
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(547)	15,505	49,305	(64,810)	(547)
Accumulated other comprehensive loss	(1,740)	(1,740)	—	1,740	(1,740)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	220,255	294,387	195,607	(489,994)	220,255

Total liabilities and stockholders’ equity	$296,477	$1,197,565	$278,644	$(489,994)	$1,282,692

	As of December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,279	$397	$—	$4,749
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	90,570	64,471	—	155,041
Inventories	—	207,468	136,070	—	343,538
Other current assets	2	24,245	1,102	—	25,349

Total current assets	75	326,562	202,615	—	529,252

Property and equipment, net	—	37,613	5,061	—	42,674
Goodwill and other intangible assets, net	—	575,225	34,655	—	609,880
Investment in subsidiaries	287,900	182,278	—	(470,178)	—
Other assets	2,190	25,667	1,033	—	28,890

Total assets	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$282,346	$4,362	$—	$286,708
Accrued expenses	1,722	49,497	1,787	—	53,006
Current maturities of long-term debt	—	2,863	119	—	2,982
Intercompany payables (receivables)	(882)	(47,141)	48,023	—	—

Total current liabilities	840	287,565	54,291	—	342,696

Long-term debt	51,480	485,273	118	—	536,871
Deferred income taxes	—	76,752	2,969	—	79,721
Other liabilities	—	9,855	3,708	—	13,563
Redeemable preferred stock	21,450	—	—	—	21,450
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(4,835)	8,578	35,976	(44,554)	(4,835)
Accumulated other comprehensive loss	(1,301)	(1,301)	—	1,301	(1,301)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,395	287,900	182,278	(470,178)	216,395

Total liabilities and stockholders’ equity	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Condensed consolidating statements of operations for the quarters ended July 5, 2008 and June 30, 2007 are as follows:

	For the Quarter Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$299,389	$204,941	$—	$504,330
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	247,300	170,446	—	417,746

Gross profit	—	52,089	34,495	—	86,584
Selling, general and administrative expenses	13	45,580	21,946	—	67,539

Operating (loss) income	(13)	6,509	12,549	—	19,045
Other (expense) income:
Interest expense	(2,380)	(12,332)	—	—	(14,712)
Other, net	—	(250)	31	—	(219)
Equity earnings of subsidiaries	3,713	7,195	—	(10,908)	—

Income from operations before income taxes	1,320	1,122	12,580	(10,908)	4,114
Income tax (benefit) provision	(1,020)	(2,591)	5,385	—	1,774

Net income	$2,340	$3,713	$7,195	$(10,908)	$2,340

	For the Quarter Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$285,616	$183,990	$—	$469,606
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	235,191	153,923	—	389,114

Gross profit	—	50,425	30,067	—	80,492
Selling, general and administrative expenses	10	42,492	19,574	—	62,076

Operating (loss) income	(10)	7,933	10,493	—	18,416
Other (expense) income:
Interest (expense) income	(2,340)	(13,196)	16	—	(15,520)
Other, net	—	(187)	(7)	—	(194)
Equity earnings of subsidiaries	2,106	4,351	—	(6,457)	—

(Loss) income from operations before income taxes	(244)	(1,099)	10,502	(6,457)	2,702
Income tax (benefit) provision	(1,380)	(3,205)	6,151	—	1,566

Net income	$1,136	$2,106	$4,351	$(6,457)	$1,136

Condensed consolidating statements of operations for the six months ended July 5, 2008 and June 30, 2007 are as follows:

	For the Six Months Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$607,342	$407,999	$—	$1,015,341
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	501,395	339,616	—	841,011

Gross profit	—	105,947	68,383	—	174,330
Selling, general and administrative expenses	15	92,032	44,395	—	136,442

Operating (loss) income	(15)	13,915	23,988	—	37,888
Other (expense) income:
Interest (expense) income	(4,749)	(25,122)	1	—	(29,870)
Other, net	(1)	(818)	85	—	(734)
Equity earnings of subsidiaries	6,673	13,329	—	(20,002)	—

Income from operations before income taxes	1,908	1,304	24,074	(20,002)	7,284
Income tax (benefit) provision	(2,126)	(5,369)	10,745	—	3,250

Net income	$4,034	$6,673	$13,329	$(20,002)	$4,034

	For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$551,764	$342,667	$—	$894,431
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	454,324	288,070	—	742,394

Gross profit	—	97,440	54,597	—	152,037
Selling, general and administrative expenses	19	84,470	37,670	—	122,159

Operating (loss) income	(19)	12,970	16,927	—	29,878
Other (expense) income:
Interest (expense) income	(4,569)	(26,225)	20	—	(30,774)
Other, net	—	(306)	44	—	(262)
Equity earnings of subsidiaries	1,425	7,069	—	(8,494)	—

(Loss) income from operations before income taxes	(3,163)	(6,492)	16,991	(8,494)	(1,158)
Income tax (benefit) provision	(2,682)	(7,917)	9,922	—	(677)

Net (loss) income	$(481)	$1,425	$7,069	$(8,494)	$(481)

Condensed consolidating statements of cash flows for the six months ended July 5, 2008 and June 30, 2007 are as follows:

	For the Six Months Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,034	$6,673	$13,329	$(20,002)	$4,034
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	179	13,091	1,550	—	14,820
Provision for (recovery of) doubtful accounts	—	(30)	100	—	70
Accretion of 8% cumulative preferred stock	221	—	—	—	221
Accrued dividends on 8% cumulative preferred stock	1,005	—	—	—	1,005
Benefit for deferred income taxes	—	(2,178)	—	—	(2,178)
Other, net	11	(277)	(5)	—	(271)
Equity earnings of subsidiaries	(6,673)	(13,329)	—	20,002	—
Change in assets and liabilities:
Accounts receivable	—	(28,089)	(8,206)	—	(36,295)
Inventories	—	(10,304)	(27,621)	—	(37,925)
Other current assets	(4)	(443)	(87)	—	(534)
Accounts payable and accrued expenses	1	(1,075)	(4,297)	—	(5,371)
Other, net	(1)	(718)	(345)	—	(1,064)

Net cash used in operations	(1,227)	(36,679)	(25,582)	—	(63,488)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(137)	(28)	—	(165)
Purchase of property and equipment	—	(6,186)	(580)	—	(6,766)
Purchase of assets held for sale	—	(1,943)	—	—	(1,943)
Proceeds from sale of property and equipment	—	8	48	—	56
Intercompany	1,226	(27,393)	26,167	—	—

Net cash provided by (used in) investing activities	1,226	(35,651)	25,607	—	(8,818)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	937,221	—	—	937,221
Repayments of revolving credit facility	—	(861,647)	—	—	(861,647)
Payments of other long-term debt	—	(2,035)	(76)	—	(2,111)

Net cash provided by (used in) financing activities	—	73,539	(76)	—	73,463

Net (decrease) increase in cash and cash equivalents	(1)	1,209	(51)	—	1,157
Cash and cash equivalents, beginning of period	73	4,279	397	—	4,749

Cash and cash equivalents, end of period	$72	$5,488	$346	$—	$5,906

	For the Six Months Ended June 30, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income.	$(481)	$1,425	$7,069	$(8,494)	$(481)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	176	14,028	1,895	—	16,099
Provision for doubtful accounts	—	94	22	—	116
Accretion of 8% cumulative preferred stock	221	—	—	—	221
Accretion of Senior Discount Notes	1,571	—	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	929	—	—	—	929
Benefit for deferred income taxes	—	(4,035)	—	—	(4,035)
Other, net	—	(412)	34		(378)
Equity earnings of subsidiaries	(1,425)	(7,069)	—	8,494	—
Change in assets and liabilities:
Accounts receivable	—	(19,574)	(6,848)	—	(26,422)
Inventories	—	(18,598)	(14,506)	—	(33,104)
Other current assets	(4)	(3,144)	(41)	—	(3,189)
Accounts payable and accrued expenses	1,683	61,368	(829)	—	62,222
Other, net	—	1,848	(269)	—	1,579

Net cash provided by (used in) operations	2,670	25,931	(13,473)	—	15,128

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,093)	79	—	(6,014)
Purchase of property and equipment	—	(1,632)	(1,245)	—	(2,877)
Purchase of assets held for sale	—	(552)	—	—	(552)
Proceeds from sale of property and equipment	—	43	125	—	168
Proceeds from sale of assets held for sale	—	522	—	—	522
Intercompany	(2,670)	(12,559)	15,229	—	—

Net cash (used in) provided by investing activities	(2,670)	(20,271)	14,188	—	(8,753)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	774,337	—	—	774,337
Repayments of revolving credit facility	—	(773,585)	—	—	(773,585)
Payments of other long-term debt	—	(3,110)	—	—	(3,110)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)

Net cash used in financing activities	—	(3,443)	—	—	(3,443)

Net increase in cash and cash equivalents	—	2,217	715	—	2,932
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$5,521	$938	$—	$6,532

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 5, 2008 and June 30, 2007 contain operating results for 13 weeks. The six months ended July 5, 2008 and June 30, 2007 contain operating results for 27 weeks and 26 week, respectively.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $29.4 billion industry in 2007. The U.S. replacement market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. More recently, while manufacturer price increases resulting from rising raw materials cost continue to provide for overall growth in the market, unit replacement tire demand has softened, down 3.2% for the first six-months of 2008 versus prior year, as reported by the Rubber Manufacturer’s Association (“RMA”), while we have achieved a 9.9% increase during this same period, including 4.4% from acquisitions and 3.7% from the inclusion of an additional week in our first quarter 2008. Our above-market growth resulted, in part, from actions taken by us intended to competitively reposition our entry-level and higher-performance products and thus be well positioned during market trends of increased and decreased tire unit replacement sales. Also, our overall industry leading breadth and depth of product offering has well positioned us to fill our customer orders on short notice. We believe the weakened industry demand is due, in part, to concerns from consumers over the economy, including rising fuel prices, and a reduction in miles traveled, which have contributed to the deferral of tire purchases. The current US economy continues to experience a number of uncertainties raising concerns regarding the overall strength of our economy. Notwithstanding these economic uncertainties, we continue to outperform the market as we capitalize on the strategies that we implemented in 3rd quarter 2006.

Dynamics affecting the industry include an increase in high and ultra-high performance and larger rim diameter tires and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown higher sales demand than the overall replacement tire market. According to Modern Tire Dealer, the number of units sold in this subcategory industry wide increased by 9.0% from 2006 to 2007 and, according to the RMA, are up 1.4% in the first six months of 2008 as compared with the first half of 2007. During these same periods and excluding acquisitions and the additional week in our first quarter 2008, our high and ultra-high performance tire unit sales were up 29.4% and 15.0%, respectively, due in large part to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us and the industry as a whole, and we believe that we are well positioned to benefit from this rising demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 77.0% of our net sales for the quarter ended July 5, 2008. The remainder of net sales is derived from other tire sales (12.2%), custom wheels (5.2%), automotive service equipment (2.8%), and other products (2.8%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both growth through acquisitions and organic growth, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past four years, we have successfully acquired and integrated eight businesses representing approximately $328 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On December 7, 2007, we completed the purchase of all of the outstanding membership interests of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. The aggregate purchase price of this acquisition, subject to final working capital adjustments, was approximately $6.6 million, consisting of $6.3 million in cash, of which $0.6 million is held in escrow, and $0.3 million in direct acquisition costs. This acquisition expanded our service across the state of Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana.

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

Results of Operations

Quarter Ended July 5, 2008 Compared to Quarter Ended June 30, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended July 5, 2008	Quarter Ended June 30, 2007	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 5, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Net sales	$504,330	$469,606	$34,724	7.4%	100.0%	100.0%
Cost of goods sold	417,746	389,114	(28,632)	(7.4)	82.8	82.9

Gross profit	86,584	80,492	6,092	7.6	17.2	17.1
Selling, general and administrative expenses	67,539	62,076	(5,463)	(8.8)	13.4	13.2

Operating income	19,045	18,416	629	3.4	3.8	3.9
Other expense:
Interest expense	(14,712)	(15,520)	808	5.2	(2.9)	(3.3)
Other, net	(219)	(194)	(25)	(12.9)	(0.0)	(0.0)

Income from operations before income taxes	4,114	2,702	1,412	52.3	0.8	0.6
Income tax provision	1,774	1,566	(208)	(13.3)	0.4	0.3

Net income	$2,340	$1,136	$1,204	106.0%	0.5%	0.3%

Net Sales

Sales increased $34.7 million in second quarter 2008 primarily driven by favorable tire pricing, net of selective promotional activities, which contributed $27.6 million as we passed-through manufacturer price increases that have resulted from rising raw material costs. In addition, our acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 contributed an additional $19.4 million to the quarter-over-quarter increase. A decline in passenger, light truck, and other specialty tire unit sales combined with continued softness in commercial truck tire unit sales (collectively $13.6 million) partially offset these increases.

Gross Profit

Gross profit in second quarter 2008 increased $6.1 million primarily due to contributions from our 2007 acquisitions and favorable tire pricing including a favorable inventory cost layer (i.e. the benefit from the sale of inventory in second quarter 2008 that was purchased prior to manufacturer price increases). Lower tire unit sales volumes partially offset these increases.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $5.5 million is due, in part, to our fiscal 2007 acquired operations. The acquisitions of Paris Tire, Martino Tire and Homann Tire collectively accounted for approximately $2.5 million of the increase. In addition, employee-related expenses increased $1.7 million due primarily to wage inflation and fuel cost increased $1.4 million quarter-over-quarter due primarily to higher fuel cost per gallon. These expenses were partially offset by lower advertising expense.

Selling, general and administrative expenses increased 0.2% as a percentage of net sales to 13.4% in second quarter 2008 from 13.2% in second quarter 2007 but included a 0.3% increase related to fuel expense.

Interest Expense

The decrease in interest expense for second quarter 2008 is primarily due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Provision for Income Taxes

We recognized an income tax provision of $1.8 million in second quarter 2008 based on pre-tax income of $4.1 million, compared to an income tax provision of $1.6 million in second quarter 2007 based on a pre-tax income of $2.7 million. The effective tax rate in second quarter 2008 was 43.1% compared with 58.0% in second quarter 2007. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2008 as compared to 2007 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for second quarter 2008 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

The increase in net income of $1.2 million is due, in part, to favorable tire pricing (including a benefit from a favorable inventory cost layer), contributions from acquisitions and lower interest expense, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision between periods.

Six Months Ended July 5, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Six Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 5, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Net sales	$1,015,341	$894,431	$120,910	13.5%	100.0%	100.0%
Cost of goods sold	841,011	742,394	(98,617)	(13.3)	82.8	83.0

Gross profit	174,330	152,037	22,293	14.7	17.2	17.0
Selling, general and administrative expenses	136,442	122,159	(14,283)	(11.7)	13.4	13.7

Operating income	37,888	29,878	8,010	26.8	3.7	3.3
Other expense:
Interest expense	(29,870)	(30,774)	904	2.9	(2.9)	(3.4)
Other, net	(734)	(262)	(472)	(180.2)	(0.1)	(0.0)

Income (loss) from operations before income taxes	7,284	(1,158)	8,442	729.0	0.7	(0.1)
Income tax provision (benefit)	3,250	(677)	(3,927)	(580.1)	0.3	(0.1)

Net income (loss)	$4,034	$(481)	$4,515	938.7%	0.4%	(0.0)%

Net Sales

Sales increased $120.9 million in the six-month period of 2008 primarily driven by favorable tire pricing, net of selective promotional activities, which benefited the six-month period of 2008 by approximately $48.9 million as we passed-through manufacturer price increases that have resulted from rising raw material costs. In addition, our acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 contributed an additional $39.9 million to the year-over-year increase. Also, a net increase in tire unit sales contributed $28.1 million (approximately $27.5 million of which resulted from the additional week in our six-month period of 2008) and included the benefit of an increase in high and ultra-high performance tire unit sales.

Gross Profit

Gross profit in the six-month period of 2008 increased $22.3 million primarily due to contributions from our 2007 acquisitions and favorable tire pricing including a favorable inventory cost layer (i.e. the benefit from the sale of inventory in the six-month period of 2008 that was purchased prior to manufacturer price increases). In addition, higher tire unit sales volumes, including the increase related to the benefit of an additional week in our six-month period of 2008 also contributed to the year-over-year increase.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $14.3 million is due, in part, to our fiscal 2007 acquired operations. The acquisitions of Paris Tire, Martino Tire and Homann Tire collectively accounted for approximately $5.9 million of the increase. Additionally, employee-related expenses increased $5.7 million, which includes approximately $2.1 million from the additional week in 2008 versus 2007, and fuel cost increased $2.6 million year-over-year due primarily to higher fuel cost per gallon. These expenses were partially offset by lower advertising expense.

As a percentage of net sales, selling, general and administrative expenses were 13.4% in the first six months of 2008 including a 0.2% increase in fuel cost year-over-year, down from 13.7% for the same period of 2007.

Interest Expense

The $0.9 million decrease in interest expense for the six-month period of 2008 was due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Provision (Benefit) for Income Taxes

We recognized an income tax provision of $3.3 million in the six-month period of 2008 based on pre-tax income of $7.3 million, compared to an income tax benefit of $0.7 million in the six-month period of 2007 based on a pre-tax loss of $1.2 million. The effective tax rate for the first six months of 2008 was 44.6% compared with 58.5% for the corresponding period in 2007. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2008 as compared to 2007 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for the first half of 2008 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income (Loss)

Net income for the six-month period of 2008 increased $4.5 million due in part to favorable tire pricing (including a benefit from a favorable inventory cost layer), higher tire unit volumes and improvement in contributed gross profit dollars, partially offset by higher selling, general and administrative expenses, as discussed above, and fluctuations in the income tax provision (benefit) between the six-month periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the six months ended July 5, 2008, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At July 5, 2008 our total debt, including capital leases, was $608.2 million compared to $539.9 million at December 29, 2007, an increase of $68.3 million. Increased borrowings under ATD’s amended revolving credit facility (primarily driven by higher accounts receivable associated with increased business activity as well as timing of interest payments on our senior notes, income tax payments and incentive compensation payments made during the first six months of 2008) contributed to the increase in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at July 5, 2008, of which $103.4 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for the six months ended July 5, 2008 and June 30, 2007 (in thousands):

	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007
Cash (used in) provided by operating activities	$(63,488)	$15,128
Cash used in investing activities	(8,818)	(8,753)
Cash provided by (used in) financing activities	73,463	(3,443)

Net increase in cash and cash equivalents	1,157	2,932
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$5,906	$6,532

Cash payments for interest	$31,399	$23,719
Cash payments for taxes, net	$11,200	$1,662
Capital expenditures financed by debt	$959	$1,761

Operating Activities

Cash used in operating activities increased $78.6 million to $63.5 million in the six months ended July 5, 2008 compared to cash provided by operating activities of $15.1 million in the six months ended June 30, 2007. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements. For the six months ended July 5, 2008, our change in operating assets and liabilities generated a cash outflow of approximately $81.2 million, primarily driven by volume-related increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during the six months ended July 5, 2008. Comparatively, during the same period of 2007, our change in operating assets and liabilities generated a cash inflow of $1.1 million, primarily driven by an increase in accounts payable and accrued expenses partially offset by increases in accounts receivable and inventories.

Investing Activities

Net cash used in investing activities was essentially flat year-over-year as an increase in purchase levels of property and equipment and assets held for sale was almost completely offset by a reduction in cash paid for acquisitions. The increase in purchase levels of property and equipment was due, in part, to the expansion of one of our distribution centers. Capital expenditures for the six-months ended July 5, 2008 also included information technology upgrades and warehouse racking.

Financing Activities

Net cash provided by financing activities increased $76.9 million to $73.5 million in the six months ended July 5, 2008 compared to net cash used in financing activities of $3.4 million in the six months ended June 30, 2007. The increase in cash provided by financing activities was primarily due to increased borrowings from our amended revolving credit facility due, in part, to higher cash payments for interest and taxes in the six months ended July 5, 2008, as well as the increase in working capital requirements discussed above.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of July 5, 2008, the outstanding Amended Revolver balance was $242.7 million. In addition, ATD has certain letters of credit outstanding at July 5, 2008 in the aggregate amount of $7.9 million and at that same date, $103.4 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of July 5, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 5, 2008). At July 5, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 4.7% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 5, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest increased $7.7 million to $31.4 million in the six-month period ended July 5, 2008 compared to $23.7 million in the six-month period ended June 30, 2007 primarily due to timing of our quarter end on July 5, 2008 and, as such, included the July 1st interest payment on our Senior Floating Rate Notes. In addition, interest payments on our Senior Discount Notes began on October 1, 2007 and accordingly, the cash payments for interest amount for the six-month period ended July 5, 2008 includes an interest payment relating to our Senior Discount Notes that wasn’t included in the six-month period ended June 30, 2007.

Cash payments for taxes increased $9.5 million to $11.2 million in the six-month period ended July 5, 2008 compared to $1.7 million in the six-month period ended June 30, 2007 primarily due to payments of fiscal 2007 income taxes during the extension period in 2008. The increase in income tax payments was a result of higher pre-tax income during fiscal 2007 compared to fiscal 2006.

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

	Six Months Ended July 5, 2008	Six Months Ended June 30, 2007
Net cash (used in) provided by operating activities	$(63,488)	$15,128
Changes in operating assets and liabilities	81,189	(1,086)
Benefit for deferred income taxes	2,178	4,035
Interest expense	29,870	30,774
Current provision (benefit) for income taxes	3,250	(677)
Provision for doubtful accounts	(70)	(116)
Amortization of other assets	(2,419)	(2,630)
Accretion of 8% cumulative preferred stock	(221)	(221)
Accrued dividends on 8% cumulative preferred stock	(1,005)	(929)
Accretion of Senior Discount Notes	—	(1,571)
Other	821	715

Indenture EBITDA	$50,105	$43,422

Total Indenture EBITDA for the six months ended July 5, 2008 increased $6.7 million to $50.1 million compared to $43.4 million in the six months ended June 30, 2007 due primarily to favorable tire pricing, including the benefit from a favorable inventory cost layer in the six-month period of 2008, and our acquisitions made during 2007.

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

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of July 5, 2008, our total obligations, as guarantor on these leases are approximately $7.3 million extending over 11 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $6.9 million. A provision has been made for the net present value of the estimated shortfall.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of this FSP, if any, on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We do not expect the adoption of SFAS No. 141 (R) to have a material impact on our financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the required adjustment increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

For the period ended July 5, 2008, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2007 Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 5, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.1 million at July 5, 2008 and December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended July 5, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: August 19, 2008	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)