Form 10-Q
period 2008-10-04
American Tire Distributors Holdings, Inc.
filed 2008-11-18
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2008

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

Number of common shares outstanding at November 11, 2008: 999,527

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	October 4, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$9,081	$4,749
Restricted cash	575	575
Accounts receivable, net of allowance for doubtful accounts of $1,714 and $2,093	179,888	155,041
Inventories	409,598	343,538
Assets held for sale	2,036	1,548
Deferred income taxes	12,681	12,981
Other current assets	11,660	10,820

Total current assets	625,519	529,252

Property and equipment, net	46,490	42,674
Goodwill	370,330	368,318
Other intangible assets, net	231,237	241,562
Other assets	24,552	28,890

Total assets	$1,298,128	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,351	$286,708
Accrued expenses	33,970	53,006
Current maturities of long-term debt	2,979	2,982

Total current liabilities	338,300	342,696

Long-term debt	622,337	536,871
Deferred income taxes	74,628	79,721
Other liabilities	13,237	13,563
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	23,302	21,450
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,012	217,990
Warrants	4,631	4,631
Accumulated earnings (deficit)	5,970	(4,835)
Accumulated other comprehensive loss	(2,199)	(1,301)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	226,324	216,395

Total liabilities and stockholders’ equity	$1,298,128	$1,210,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended October 4, 2008	Quarter Ended September 29, 2007	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007
Net sales	$501,959	$504,890	$1,517,300	$1,399,321
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	408,099	418,845	1,249,110	1,161,239

Gross profit	93,860	86,045	268,190	238,082
Selling, general and administrative expenses	67,642	66,061	204,084	188,220

Operating income	26,218	19,984	64,106	49,862
Other income (expense):
Interest expense	(14,532)	(15,615)	(44,402)	(46,389)
Other, net	(219)	6	(953)	(256)

Income from operations before income taxes	11,467	4,375	18,751	3,217
Income tax provision	4,950	2,771	8,200	2,094

Net income	$6,517	$1,604	$10,551	$1,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 29, 2007	999,527	$10	$217,990	$4,631	$(4,835)	$(1,301)	$(100)	$216,395
Adjustment to initially apply SFAS No. 157 (Note 8)	—	—	—	—	254	—	—	254
Comprehensive income:
Net income	—	—	—	—	10,551	—	—	10,551
Change in value of derivative instrument, net of income taxes of $0.2 million	—	—	—	—	—	(555)	—	(555)
Unrealized loss on rabbi trust assets, net of income taxes of $0.2 million	—	—	—	—	—	(343)	—	(343)

Total comprehensive income	—	—	—	—	—	—	—	9,653
Stock-based compensation expense	—	—	22	—	—	—	—	22

Balance, October 4, 2008	999,527	$10	$218,012	$4,631	$5,970	$(2,199)	$(100)	$226,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007
Cash flows from operating activities:
Net income	$10,551	$1,123
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	18,717	20,934
Amortization of other assets	3,626	3,847
Benefit for deferred income taxes	(3,417)	(5,578)
Accretion of 8% cumulative preferred stock	331	331
Accretion of Senior Discount Notes	—	1,571
Accrued dividends on 8% cumulative preferred stock	1,522	1,407
Provision for doubtful accounts	1,113	265
Other, net	(16)	(538)
Change in operating assets and liabilities:
Accounts receivable	(25,960)	(31,692)
Inventories	(66,060)	(28,559)
Other current assets	(840)	(851)
Accounts payable and accrued expenses	(15,053)	59,115
Other, net	(1,662)	2,073

Net cash (used in) provided by operating activities	(77,148)	23,448

Cash flows from investing activities:
Acquisitions, net of cash acquired	(168)	(15,482)
Purchase of property and equipment	(10,011)	(4,862)
Purchase of assets held for sale	(3,020)	(1,693)
Proceeds from sale of assets held for sale	1,977	704
Proceeds from sale of property and equipment	109	193

Net cash used in investing activities	(11,113)	(21,140)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,476,307	1,222,680
Repayments of revolving credit facility	(1,380,329)	(1,216,907)
Payments of other long-term debt	(3,385)	(4,048)
Payments of deferred financing costs	—	(1,085)

Net cash provided by financing activities	92,593	640

Net increase in cash and cash equivalents	4,332	2,948
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$9,081	$6,548

Supplemental disclosures of cash flow information —
Cash payments for interest	$50,190	$32,030

Cash payments for taxes, net	$11,386	$2,039

Supplemental disclosures of noncash activities —
Capital expenditures financed by debt	$2,258	$2,822

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

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter and nine months ended October 4, 2008 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 4, 2008 and September 29, 2007 contain operating results for 13 weeks. The nine months ended October 4, 2008 and September 29, 2007 contain operating results for 40 weeks and 39 weeks, respectively.

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

4. Assets Held for Sale:

As of October 4, 2008, the Company has several residential properties, with an aggregate carrying value of $2.0 million classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

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

6. Goodwill and Other Intangible Assets:

The Company has recorded, at October 4, 2008, goodwill of $370.3 million, including $4.6 million, $7.8 million and $2.0 million in connection with the purchases of Homann Tire, Martino Tire and Paris Tire, respectively (see Note 5 for further information). Approximately $30.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are being amortized on a straight-line basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at October 4, 2008 and December 29, 2007 (in thousands):

	Estimated Useful Life (years)	October 4, 2008		December 29, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$233,605	$45,136	$233,605	$34,830
Noncompete agreements	3-5	613	590	613	571
Software	1	77	77	77	77

Total amortizable intangible assets		$234,295	$45,803	$234,295	$35,478

In addition, the Company had $42.7 million of indefinite lived intangible assets, consisting of tradenames, at October 4, 2008 and December 29, 2007.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $3.4 million for the remaining three months in 2008, $13.8 million in 2009 and $13.7 million in fiscal years 2010 through 2012.

7. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of October 4, 2008, the outstanding Amended Revolver balance was $259.8 million. In addition, ATD had certain letters of credit outstanding at October 4, 2008 in the aggregate amount of $7.4 million and $111.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of October 4, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 4, 2008). At October 4, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 4.7% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restrict ATD’s ability to incur additional debt; enter into guaranties; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of October 4, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver expires on December 31, 2011.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 8.95% and 11.48% for the nine months ended October 4, 2008 and was 11.61% for the nine months ended September 29, 2007. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

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

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 4, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.6 million at October 4, 2008 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of October 4, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$9,081	$—	$—
Restricted cash	575	—	—
Rabbi trust (a)	2,576	—	—

Total financial assets	$12,232	$—	$—

Financial Liabilities
Interest rate swap (b)	$—	$2,599	$—

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transaction. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.

As of October 4, 2008, the Company’s deferred compensation plan assets, held in a rabbi trust, were invested in approximately 10 diversified and long standing mutual fund portfolios. As of October 4, 2008, these investments included approximately $0.6 million of unrealized losses. The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other-than-temporary. The Company’s other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the nature of the holdings, and the sectors in which the portfolios are invested. The Company believes that the unrealized losses as of October 4, 2008 are temporary and bases this conclusion on management’s current understanding of the issuers of these investments, as described above. It is possible that the Company could recognize future impairment losses on some of the securities owned at October 4, 2008 if future events, new information and the passage of time cause the Company to determine that a decline in value is other-than-temporary.

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

9. Income Taxes:

The income tax provision recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 43.2% for the quarter ended October 4, 2008, 63.3% for the quarter ended September 29, 2007, 43.7% for the nine months ended October 4, 2008 and 65.1% for the nine months ended September 29, 2007. The income tax provision recorded for the quarter and nine months ended October 4, 2008 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended October 4, 2008	Quarter Ended September 29, 2007	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007
Income taxes at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase in tax rate resulting from:
State income taxes, net of federal income tax benefit	3.7	6.5	4.1	7.6
Interest expense related to FIN 48 liabilities	0.2	1.8	0.5	6.2
Non-deductible preferred stock dividends and other permanent differences	4.3	20.0	4.1	16.3

Effective income tax rate	43.2%	63.3%	43.7%	65.1%

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

At October 4, 2008, the Company had unrecognized tax benefits of $3.7 million, of which $3.3 million is included within accrued expenses, which includes $0.3 million relating to accrued interest and penalties; the other $0.4 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $3.7 million unrecognized tax benefits as of October 4, 2008, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. The residual amount, excluding temporary timing differences, relates to a previous acquisition of the Company and would be recognized as an offset to goodwill, in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” In addition, of the Company’s $3.3 million current liability for uncertain tax positions, approximately $1.5 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $1.8 million due to settlement of audit exposures and expiration of statues of limitations, which includes $0.1 million that would reduce income tax expense.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions for federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2005 – 2007 remain open to examination by the taxing jurisdictions to which the Company is subject.

10. Stock Options:

In April 2008, the Company granted options to James Hardymon, a member of the Company’s Board of Directors, under the 2005 Management Stock Incentive Plan to purchase 800 shares of Series A Common Stock with an exercise price of $376.40. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2008. None of the options granted in second quarter 2008 are vested as of October 4, 2008.

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of October 4, 2008, total obligations of the Company as guarantor on these leases is approximately $7.0 million extending over 11 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $6.6 million. A provision has been made for the net present value of the estimated shortfall.

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

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $25.0 million and $23.5 million for the quarters ended October 4, 2008 and September 29, 2007, respectively, and $76.0 million and $65.8 million for the nine months ended October 4, 2008 and September 29, 2007, respectively. Shipping revenue is classified within net sales in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company does not expect the adoption of SFAS No. 141 (R) to have a material impact on its financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the requirement to adjust increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

15. Subsequent Events:

On October 8, 2008, the Company completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of October 8, 2008. This acquisition expands the Company’s service across the states of Texas and Oklahoma and will complement the Company’s existing distribution centers currently located within the states of Texas and Oklahoma.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of October 4, 2008 and December 29, 2007 are as follows:

	As of October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$7,903	$1,106	$—	$9,081
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	106,713	73,175	—	179,888
Inventories	—	233,309	176,289	—	409,598
Other current assets	4	25,127	1,246	—	26,377

Total current assets	76	373,052	252,391	—	625,519

Property and equipment, net	—	42,060	4,430	—	46,490
Goodwill and other intangible assets, net	—	567,406	34,161	—	601,567
Investment in subsidiaries	301,838	206,462	—	(508,300)	—
Other assets	1,924	21,471	1,157	—	24,552

Total assets	$303,838	$1,210,451	$292,139	$(508,300)	$1,298,128

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$301,351	$—	$—	$301,351
Accrued expenses	49	31,651	2,270	—	33,970
Current maturities of long-term debt	—	2,860	119	—	2,979
Intercompany payables (receivables)	2,683	(79,566)	76,883	—	—

Total current liabilities	2,732	256,296	79,272	—	338,300

Long-term debt	51,480	570,843	14	—	622,337
Deferred income taxes	—	71,659	2,969	—	74,628
Other liabilities	—	9,815	3,422	—	13,237
Redeemable preferred stock	23,302	—	—	—	23,302
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,012	—	—	—	218,012
Warrants	4,631	—	—	—	4,631
Accumulated earnings	5,970	23,414	60,160	(83,574)	5,970
Accumulated other comprehensive loss	(2,199)	(2,199)	—	2,199	(2,199)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	226,324	301,838	206,462	(508,300)	226,324

Total liabilities and stockholders’ equity	$303,838	$1,210,451	$292,139	$(508,300)	$1,298,128

	As of December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,279	$397	$—	$4,749
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	90,570	64,471	—	155,041
Inventories	—	207,468	136,070	—	343,538
Other current assets	2	24,245	1,102	—	25,349

Total current assets	75	326,562	202,615	—	529,252

Property and equipment, net	—	37,613	5,061	—	42,674
Goodwill and other intangible assets, net	—	575,225	34,655	—	609,880
Investment in subsidiaries	287,900	182,278	—	(470,178)	—
Other assets	2,190	25,667	1,033	—	28,890

Total assets	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$282,346	$4,362	$—	$286,708
Accrued expenses	1,722	49,497	1,787	—	53,006
Current maturities of long-term debt	—	2,863	119	—	2,982
Intercompany payables (receivables)	(882)	(47,141)	48,023	—	—

Total current liabilities	840	287,565	54,291	—	342,696

Long-term debt	51,480	485,273	118	—	536,871
Deferred income taxes	—	76,752	2,969	—	79,721
Other liabilities	—	9,855	3,708	—	13,563
Redeemable preferred stock	21,450	—	—	—	21,450
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(4,835)	8,578	35,976	(44,554)	(4,835)
Accumulated other comprehensive loss	(1,301)	(1,301)	—	1,301	(1,301)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,395	287,900	182,278	(470,178)	216,395

Total liabilities and stockholders’ equity	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Condensed consolidating statements of operations for the quarters ended October 4, 2008 and September 29, 2007 are as follows:

	For the Quarter Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$287,594	$214,365	$—	$501,959
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	234,004	174,095	—	408,099

Gross profit	—	53,590	40,270	—	93,860
Selling, general and administrative expenses	11	46,237	21,394	—	67,642

Operating (loss) income	(11)	7,353	18,876	—	26,218
Other (expense) income:
Interest (expense) income	(2,389)	(12,170)	27	—	(14,532)
Other, net	—	(231)	12	—	(219)
Equity earnings of subsidiaries	7,909	10,855	—	(18,764)	—

Income from operations before income taxes	5,509	5,807	18,915	(18,764)	11,467
Income tax (benefit) provision	(1,008)	(2,102)	8,060	—	4,950

Net income	$6,517	$7,909	$10,855	$(18,764)	$6,517

	For the Quarter Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$302,555	$202,335	$—	$504,890
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	249,127	169,718	—	418,845

Gross profit	—	53,428	32,617	—	86,045
Selling, general and administrative expenses	11	44,787	21,263	—	66,061

Operating (loss) income	(11)	8,641	11,354	—	19,984
Other (expense) income:
Interest expense	(2,349)	(13,257)	(9)	—	(15,615)
Other, net	—	(40)	46	—	6
Equity earnings of subsidiaries	2,119	2,827	—	(4,946)	—

(Loss) income from operations before income taxes	(241)	(1,829)	11,391	(4,946)	4,375
Income tax (benefit) provision	(1,845)	(3,948)	8,564	—	2,771

Net income	$1,604	$2,119	$2,827	$(4,946)	$1,604

Condensed consolidating statements of operations for the nine months ended October 4, 2008 and September 29, 2007 are as follows:

	For the Nine Months Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$894,936	$622,364	$—	$1,517,300
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	735,399	513,711	—	1,249,110

Gross profit	—	159,537	108,653	—	268,190
Selling, general and administrative expenses	26	138,269	65,789	—	204,084

Operating (loss) income	(26)	21,268	42,864	—	64,106
Other (expense) income:
Interest (expense) income	(7,138)	(37,292)	28	—	(44,402)
Other, net	(1)	(1,049)	97	—	(953)
Equity earnings of subsidiaries	14,582	24,184	—	(38,766)	—

Income from operations before income taxes	7,417	7,111	42,989	(38,766)	18,751
Income tax (benefit) provision	(3,134)	(7,471)	18,805	—	8,200

Net income	$10,551	$14,582	$24,184	$(38,766)	$10,551

	For the Nine Months Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$854,319	$545,002	$—	$1,399,321
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	703,451	457,788	—	1,161,239

Gross profit	—	150,868	87,214	—	238,082
Selling, general and administrative expenses	30	129,257	58,933	—	188,220

Operating (loss) income	(30)	21,611	28,281	—	49,862
Other (expense) income:
Interest (expense) income	(6,918)	(39,482)	11	—	(46,389)
Other, net	—	(346)	90	—	(256)
Equity earnings of subsidiaries	3,544	9,896	—	(13,440)	—

(Loss) income from operations before income taxes	(3,404)	(8,321)	28,382	(13,440)	3,217
Income tax (benefit) provision	(4,527)	(11,865)	18,486	—	2,094

Net income	$1,123	$3,544	$9,896	$(13,440)	$1,123

Condensed consolidating statements of cash flows for the nine months ended October 4, 2008 and September 29, 2007 are as follows:

	For the Nine Months Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$10,551	$14,582	$24,184	$(38,766)	$10,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	267	19,752	2,324	—	22,343
Provision for doubtful accounts	—	796	317	—	1,113
Accretion of 8% cumulative preferred stock	331	—	—	—	331
Accrued dividends on 8% cumulative preferred stock	1,522	—	—	—	1,522
Benefit for deferred income taxes	—	(3,417)	—	—	(3,417)
Other, net	22	1	(39)	—	(16)
Equity earnings of subsidiaries	(14,582)	(24,184)	—	38,766	—
Change in assets and liabilities:
Accounts receivable	—	(16,939)	(9,021)	—	(25,960)
Inventories	—	(25,841)	(40,219)	—	(66,060)
Other current assets	(2)	(694)	(144)	—	(840)
Accounts payable and accrued expenses	(1,673)	(9,229)	(4,151)	—	(15,053)
Other, net	(2)	(1,241)	(419)	—	(1,662)

Net cash used in operations	(3,566)	(46,414)	(27,168)	—	(77,148)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(137)	(31)	—	(168)
Purchase of property and equipment	—	(9,204)	(807)	—	(10,011)
Purchase of assets held for sale	—	(3,020)	—	—	(3,020)
Proceeds from sale of property and equipment	—	11	98	—	109
Proceeds from sale of assets held for sale	—	1,977	—	—	1,977
Intercompany	3,565	(32,298)	28,733	—	—

Net cash provided by (used in) investing activities	3,565	(42,671)	27,993	—	(11,113)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,476,307	—	—	1,476,307
Repayments of revolving credit facility	—	(1,380,329)	—	—	(1,380,329)
Payments of other long-term debt	—	(3,269)	(116)	—	(3,385)

Net cash provided by (used in) financing activities	—	92,709	(116)	—	92,593

Net (decrease) increase in cash and cash equivalents	(1)	3,624	709	—	4,332
Cash and cash equivalents, beginning of period	73	4,279	397	—	4,749

Cash and cash equivalents, end of period	$72	$7,903	$1,106	$—	$9,081

	For the Nine Months Ended September 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,123	$3,544	$9,896	$(13,440)	$1,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	264	21,486	3,031	—	24,781
Provision for doubtful accounts	—	162	103	—	265
Accretion of 8% cumulative preferred stock	331	—	—	—	331
Accretion of Senior Discount Notes	1,571	—	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	1,407	—	—	—	1,407
Benefit for deferred income taxes	—	(5,578)	—	—	(5,578)
Other, net	—	(604)	66		(538)
Equity earnings of subsidiaries	(3,544)	(9,896)	—	13,440	—
Change in assets and liabilities:
Accounts receivable	—	(21,653)	(10,039)	—	(31,692)
Inventories	—	(19,110)	(9,449)	—	(28,559)
Other current assets	(2)	(818)	(31)	—	(851)
Accounts payable and accrued expenses	3,362	60,673	(4,920)	—	59,115
Other, net	—	2,514	(441)	—	2,073

Net cash provided by (used in) operations	4,512	30,720	(11,784)	—	23,448

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(15,561)	79	—	(15,482)
Purchase of property and equipment	—	(3,485)	(1,377)	—	(4,862)
Purchase of assets held for sale	—	(1,693)	—	—	(1,693)
Proceeds from sale of property and equipment	—	43	150	—	193
Proceeds from sale of assets held for sale	—	704	—	—	704
Intercompany	(4,512)	(8,461)	12,973	—	—

Net cash (used in) provided by investing activities	(4,512)	(28,453)	11,825	—	(21,140)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,222,680	—	—	1,222,680
Repayments of revolving credit facility	—	(1,216,907)	—	—	(1,216,907)
Payments of other long-term debt	—	(4,048)	—	—	(4,048)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)

Net cash provided by financing activities	—	640	—	—	640

Net increase in cash and cash equivalents	—	2,907	41	—	2,948
Cash and cash equivalents, beginning of period	73	3,304	223	—	3,600

Cash and cash equivalents, end of period	$73	$6,211	$264	$—	$6,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 4, 2008 and September 29, 2007 contain operating results for 13 weeks. The nine months ended October 4, 2008 and September 29, 2007 contain operating results for 40 weeks and 39 weeks, respectively.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $29.4 billion industry in 2007. The U.S. replacement market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. This year comparable unit replacement tire demand has softened, down 6.2% for the nine-month period ended October 4, 2008 from the same period in 2007, as reported by the Rubber Manufacturer’s Association (“RMA”), which has been only partially offset by manufacturer price increases. During this same period we have achieved a 2.8% increase in unit replacement tire demand. Our above-market growth resulted, in part, from the inclusion of acquisitions, which contributed 3.2% of the increase, and the inclusion of an additional week in our first quarter 2008, which contributed 2.3% of the increase. Comparable unit replacement tire demand, as reported by the RMA, has sequentially softened each quarter this year, down 3.0% in first quarter, down 4.3% in second quarter and down 11.0% in third quarter. We believe the weakened industry demand has been due, in part, to the rise in fuel prices, a corresponding reduction in miles driven as well as the more recent economic uncertainty. We expect these conditions to continue to impact the industry for the remainder of 2008 and into 2009. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results during both contracting and expanding market demand cycles. While these strategies have been successful for us during the first nine months of 2008, we cannot guarantee the overall success of these strategies during the remainder of 2008 and beyond.

Dynamics affecting the industry include an increase in high and ultra-high performance and larger rim diameter tires and shorter tire replacement cycles as related to high performance and ultra-high performance tires. Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown higher sales demand than the overall replacement tire market. According to Modern Tire Dealer, the number of units sold in this subcategory industry-wide increased by 9.0% from 2006 to 2007 however, according to the RMA, unit demand has softened in the first nine months of 2008, down 0.7% as compared with the first nine months of 2007. During these same periods and excluding acquisitions and the additional week in our first quarter 2008, our high and ultra-high performance tire unit sales were up 29.4% and 11.5%, respectively, due in large part to our increased breadth and depth of product offering. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us and the industry as a whole, and we believe that we are well positioned to benefit from this rising dynamic.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 77.7% of our net sales for the quarter ended October 4, 2008. The remainder of net sales is derived from other tire sales (13.2%), custom wheels (4.2%), automotive service equipment (2.1%), and other products (2.8%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both growth through acquisitions and organic growth, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past four years, we have successfully acquired and integrated eight businesses representing approximately $328 million in annual net sales. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

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

Results of Operations

Quarter Ended October 4, 2008 Compared to Quarter Ended September 29, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended October 4, 2008	Quarter Ended September 29, 2007	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	October 4, 2008	September 29, 2007
	(Unaudited)	(Unaudited)
Net sales	$501,959	$504,890	$(2,931)	(0.6)%	100.0%	100.0%
Cost of goods sold	408,099	418,845	10,746	2.6	81.3	83.0

Gross profit	93,860	86,045	7,815	9.1	18.7	17.0
Selling, general and administrative expenses	67,642	66,061	(1,581)	(2.4)	13.5	13.1

Operating income	26,218	19,984	6,234	31.2	5.2	4.0
Other (expense) income:
Interest expense	(14,532)	(15,615)	1,083	6.9	(2.9)	(3.1)
Other, net	(219)	6	(225)	(3,750.0)	(0.0)	(0.0)

Income from operations before income taxes	11,467	4,375	7,092	162.1	2.3	0.9
Income tax provision	4,950	2,771	(2,179)	(78.6)	1.0	0.5

Net income	$6,517	$1,604	$4,913	306.3%	1.3%	0.4%

Net Sales

Sales decreased $2.9 million in third quarter 2008 primarily reflecting the soft demand environment which resulted in lower tire unit sales of $50.1 million and lower equipment and supply sales of $2.7 million. Tire pricing, net of selective promotional activities, of $40.8 million partially offset these decreases as we continued to pass-through manufacturer price increases. In addition, acquisitions, including Paris Tire, Martino Tire and Homann Tire, contributed an incremental $9.6 million which further offset the decreases noted above.

Gross Profit

Gross profit in third quarter 2008 increased $7.8 million primarily due to contributions from our 2007 acquisitions and tire pricing including a favorable inventory cost layer (i.e. the benefit from the sale of inventory in third quarter 2008 that was purchased prior to manufacturer price increases). Lower tire unit sales volumes partially offset these increases.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $1.6 million is due, in part, to higher facility lease and utilities expense of $0.7 million and increased fuel cost of $1.6 million due primarily to higher fuel cost per gallon. These expenses were partially offset by lower employee-related expenses of $1.3 million primarily related to lower incentive compensation.

Selling, general and administrative expenses increased 0.4% as a percentage of net sales to 13.5% in third quarter 2008 from 13.1% in third quarter 2007 but included a 0.3% increase related to fuel expense.

Interest Expense

The decrease in interest expense for third quarter 2008 is primarily due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Provision for Income Taxes

We recognized an income tax provision of $5.0 million in third quarter 2008 based on pre-tax income of $11.5 million, compared with an income tax provision of $2.8 million in third quarter 2007 based on a pre-tax income of $4.4 million. The effective tax rate in third quarter 2008 was 43.2% compared with 63.3% in third quarter 2007. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2008 as compared to 2007 with a consistent anticipated amount from permanent differences (including the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for third quarter 2008 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

The increase in net income of $4.9 million is due to improvement in contributed gross profit dollars, contributions from acquisitions and lower interest expense, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision between periods.

Nine Months Ended October 4, 2008 Compared to the Nine Months Ended September 29, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Nine Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	October 4, 2008	September 29, 2007
	(Unaudited)	(Unaudited)
Net sales	$1,517,300	$1,399,321	$117,979	8.4%	100.0%	100.0%
Cost of goods sold	1,249,110	1,161,239	(87,871)	(7.6)	82.3	83.0

Gross profit	268,190	238,082	30,108	12.6	17.7	17.0
Selling, general and administrative expenses	204,084	188,220	(15,864)	(8.4)	13.5	13.5

Operating income	64,106	49,862	14,244	28.6	4.2	3.6
Other expense:
Interest expense	(44,402)	(46,389)	1,987	4.3	(2.9)	(3.3)
Other, net	(953)	(256)	(697)	(272.3)	(0.1)	(0.0)

Income from operations before income taxes	18,751	3,217	15,534	482.9	1.2	0.2
Income tax provision	8,200	2,094	(6,106)	(291.6)	0.5	0.1

Net income	$10,551	$1,123	$9,428	839.5%	0.7%	0.1%

Net Sales

Sales increased $118.0 million in the nine-month period of 2008 primarily driven by tire pricing, net of selective promotional activities, which contributed $80.6 million in the nine-month period of 2008 as we passed-

through manufacturer price increases. In addition, our acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 contributed an additional $49.5 million to the year-over-year increase. A decline in commercial truck tire unit sales of $12.9 million partially offset these increases.

Gross Profit

Gross profit in the nine-month period of 2008 increased $30.1 million primarily due to contributions from our 2007 acquisitions and pass through of manufacturer price increases which provided for a favorable inventory cost layer (i.e. the benefit from the sale of inventory in the nine-month period of 2008 that was purchased prior to manufacturer price increases). Lower tire unit sales volumes, despite the additional week in our nine-month period of 2008, partially offset these increases.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $15.9 million is due, in part, to our fiscal 2007 acquired operations. The acquisitions of Paris Tire, Martino Tire and Homann Tire collectively accounted for approximately $4.8 million of the increase. Additionally, employee-related expenses increased $5.0 million, which includes approximately $2.1 million from the additional week in 2008 versus 2007, facility lease and utilities expense increased $1.5 million and fuel cost increased $4.1 million year-over-year due primarily to higher fuel cost per gallon.

As a percentage of net sales, selling, general and administrative expenses remained flat year-over-year at 13.5% despite a 0.3% increase in fuel cost year-over-year.

Interest Expense

The $2.0 million decrease in interest expense for the nine-month period of 2008 was due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Provision for Income Taxes

We recognized an income tax provision of $8.2 million in the nine-month period of 2008 based on pre-tax income of $18.8 million, compared to an income tax provision of $2.1 million in the nine-month period of 2007 based on a pre-tax income of $3.2 million. The effective tax rate for the first nine months of 2008 was 43.7% compared with 65.1% for the corresponding period in 2007. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2008 as compared to 2007 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for the first nine months of 2008 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2008 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

Net income for the nine-month period of 2008 increased $9.4 million due in part to improvement in contributed gross profit dollars and lower interest expense, partially offset by higher selling, general and administrative expenses, as discussed above, and fluctuations in the income tax provision between the nine-month periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the nine months ended October 4, 2008, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At October 4, 2008 our total debt, including capital leases, was $625.3 million compared to $539.9 million at December 29, 2007, an increase of $85.4 million. Increased borrowings under ATD’s amended revolving credit facility (primarily driven by higher working capital associated with increased business activity, including our election to strategically hold higher levels of inventory thru the third quarter; as well as timing of interest payments on our senior notes, income tax payments and incentive compensation payments made during the first nine months of 2008) contributed to the increase in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at October 4, 2008, of which $111.3 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for the nine months ended October 4, 2008 and September 29, 2007 (in thousands):

	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007
Cash (used in) provided by operating activities	$(77,148)	$23,448
Cash used in investing activities	(11,113)	(21,140)
Cash provided by financing activities	92,593	640

Net increase in cash and cash equivalents	4,332	2,948
Cash and cash equivalents, beginning of period	4,749	3,600

Cash and cash equivalents, end of period	$9,081	$6,548

Cash payments for interest	$50,190	$32,030
Cash payments for taxes, net	$11,386	$2,039
Capital expenditures financed by debt	$2,258	$2,822

Operating Activities

Cash used in operating activities increased $100.5 million to $77.1 million in the nine months ended October 4, 2008 compared to cash provided by operating activities of $23.4 million in the nine months ended September 29, 2007. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements. For the nine months ended October 4, 2008, our change in operating assets and liabilities generated a cash outflow of approximately $109.6 million, primarily driven by increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during the nine months ended October 4, 2008. Comparatively, during the same period of 2007, our change in operating assets and liabilities generated a cash inflow of $0.1 million, primarily driven by increases in accounts receivables and inventories that were essentially offset by increases in accounts payable.

Investing Activities

Net cash used in investing activities decreased $10.0 million to $11.1 million in the nine months ended October 4, 2008 compared to $21.1 million in the nine months ended September 29, 2007. The decrease in cash used in investing activities was primarily due to a reduction in cash paid for acquisitions, which declined $15.3 million partially offset by an increase in purchase levels of property and equipment. The increase in purchase levels of property and equipment was due, in part, to the expansion of one of our distribution centers. Capital expenditures for the nine-months ended October 4, 2008 also included information technology upgrades and warehouse racking.

Financing Activities

Net cash provided by financing activities increased $92.0 million to $92.6 million in the nine months ended October 4, 2008 compared to $0.6 million in the nine months ended September 29, 2007. The increase in cash provided by financing activities was primarily due to increased borrowings from our amended revolving credit facility due, in part, to higher cash payments for interest and taxes in the nine months ended October 4, 2008, as well as the increase in working capital requirements discussed above.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of October 4, 2008, the outstanding Amended Revolver balance was $259.8 million. In addition, ATD has certain letters of credit outstanding at October 4, 2008 in the aggregate amount of $7.4 million and at that same date, $111.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of October 4, 2008) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 4, 2008). At October 4, 2008 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 4.7% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of October 4, 2008 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver expires on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest increased $18.2 million to $50.2 million in the nine-month period ended October 4, 2008 compared to $32.0 million in the nine-month period ended September 29, 2007 primarily due to timing of our quarter end on October 4, 2008 and, as such, included $14.6 million related to the October 1st interest payments on our senior notes. In addition, interest payments on our Senior Discount Notes began on October 1, 2007 and accordingly, the cash payments for interest amount for the nine-month period ended October 4, 2008 includes interest payments relating to our Senior Discount Notes that were not included in the nine-month period ended September 29, 2007.

Cash payments for taxes increased $9.4 million to $11.4 million in the nine-month period ended October 4, 2008 compared to $2.0 million in the nine-month period ended September 29, 2007 primarily due to payments of fiscal 2007 income taxes during the extension period in 2008. The increase in income tax payments was a result of higher pre-tax income during fiscal 2007 compared to fiscal 2006.

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

	Nine Months Ended October 4, 2008	Nine Months Ended September 29, 2007
Net cash (used in) provided by operating activities	$(77,148)	$23,448
Changes in operating assets and liabilities	109,575	(86)
Benefit for deferred income taxes	3,417	5,578
Interest expense	44,402	46,389
Current provision for income taxes	8,200	2,094
Provision for doubtful accounts	(1,113)	(265)
Amortization of other assets	(3,626)	(3,847)
Accretion of 8% cumulative preferred stock	(331)	(331)
Accrued dividends on 8% cumulative preferred stock	(1,522)	(1,407)
Accretion of Senior Discount Notes	—	(1,571)
Other	841	1,025

Indenture EBITDA	$82,695	$71,027

Total Indenture EBITDA for the nine months ended October 4, 2008 increased $11.7 million to $82.7 million compared to $71.0 million in the nine months ended September 29, 2007 due primarily to favorable tire pricing, including the benefit from a favorable inventory cost layer in the nine-month period of 2008, and our acquisitions made during 2007.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under ATD’s Amended Revolver, will be adequate to meet our anticipated requirements for at least the next twelve months. In addition, we have total commitments by our lenders under our Amended Revolver of $400.0 million and we do not currently anticipate that any of our lenders will have a problem meeting their commitments under that facility.

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of October 4, 2008, our total obligations, as guarantor on these leases are approximately $7.0 million extending over 11 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $6.6 million. A provision has been made for the net present value of the estimated shortfall.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We do not expect the adoption of SFAS No. 141 (R) to have a material impact on our financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141 (R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions and could cause greater volatility in future financial statements due to the requirement to adjust increases in contingent liabilities, or decreases in contingent assets through the statement of operations subsequent to the acquisition date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For the period ended October 4, 2008, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2007 Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 4, 2008, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $2.6 million at October 4, 2008 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended October 4, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of our business. We do not expect that any of these matters will have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors.

Other than with respect to the risk factor discussed below, there have been no material changes in the risk factors as of October 4, 2008, as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007.

Uncertain conditions in the economy and credit markets could have an adverse effect on our business, financial condition and results of operations.

Recent economic conditions, including concerns about a potential recession and the failure, collapse or sale of various financial institutions, have resulted in unprecedented government intervention in the United States. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on us and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise. Similarly, our customers and suppliers may be unable to borrow money to fund their operations which may adversely impact their ability to purchase and pay for our products or to fulfill our demand for product.

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

Date: November 18, 2008	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)