Form 10-K
period 2009-01-03
American Tire Distributors Holdings, Inc.
filed 2009-04-03
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

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

Number of common shares outstanding at March 16, 2009: 999,527

Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements that relate to our business and financial outlook, and that are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances.

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

Our Company

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” the “Company,” “we,” “us” and “our”) is a Delaware corporation, that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATD”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

We are the leading distributor of tires to the replacement tire market in the United States, according to Modern Tire Dealer, and provide a critical link between tire manufacturers and the highly fragmented retail tire sales channel. Through our 102 distribution centers (including 23 distribution facilities from our recent acquisition, see “Recent Developments” below), we offer approximately 40,000 stock-keeping units, or SKUs, to over 71,000 customers, generally on a same- or next-day basis. As a result, our customers utilize our broad product offering to offer a comprehensive product lineup to their end customer that due to working capital, logistics and warehouse constraints, they would otherwise be unable to provide on a stand-alone basis. We believe our position as the leading intermediary between tire manufacturers and a very fragmented customer base makes us an important distribution partner to the tire manufacturers. Our industry-leading market share increased from an estimated 1.7% in 1995 to over 7.0% (excluding our recent acquisition of Am-Pac Tire, see “Recent Developments” below) in 2008 as a result of organic growth and targeted acquisitions. We believe that our size and broad geographic footprint give us a substantial scale advantage over our distribution competitors, most of whom are regionally focused.

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

We serve a highly diversified customer base. During fiscal 2008, our largest customer and its subsidiaries accounted for less than 1.7% of our net sales and our top ten customers accounted for less than 6.7% of our net sales. In addition to our extensive inventory and same- or next-day distribution capabilities, we provide our customers with sales and product support services, including a sophisticated ordering and logistics system, to maximize their ability to sell tires, custom wheels and accessories. These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position for us within the industry.

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

Recent Developments

During fiscal 2008 we completed and commenced integration of two acquisitions that extended our distribution network and increased our scale.

•

On December 18, 2008, we acquired Am-Pac Tire Dist., Inc. (“Am-Pac Tire”), a tire distributor that has strengthened our presence in markets we currently serve and allowed us to expand our operations into St. Louis, Missouri and western Texas. This transaction is expected to strengthen our market position so as to better serve our customers with enhanced product offerings and a distribution network unsurpassed in the wholesale industry.

The acquisition of Am-Pac Tire added 23 distribution centers that are being integrated, and where appropriate consolidated, into our existing distribution centers. For the full year of fiscal 2008, the wholesale distribution business of Am-Pac Tire generated revenues of $264.5 million. This acquisition also brought 37 retail stores, predominately in the St. Louis, Missouri and Southern California areas. Finally, through the acquisition of Am-Pac Tire we have added approximately 215 franchisees operating under the tradename of Tire Pros®. Tire Pros Francorp, the wholly-owned subsidiary of Am-Pac Tire, is engaged in the business of selling and administering, under franchise agreements, advertising synergies and support for co-op advertising activities for retail centers operated under the tradename Tire Pros®.

•

On October 8, 2008, we acquired Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”), a tire distributor that has allowed us to expand our operations across the states of Texas and Oklahoma and complemented our existing distribution centers currently located within the states of Texas and Oklahoma.

Industry Overview

According to Modern Tire Dealer, the U.S. replacement tire market had annual retail sales of approximately $30.2 billion in 2008. Of that amount, passenger car and light truck tires accounted for approximately 64.1% and 14.2% of sales, respectively. Medium truck tires and farm, specialty and other types of tires accounted for approximately 17.8% and 3.9% of sales, respectively. Pricing among all replacement passenger tires was up 9.0% in 2008, substantially related to multiple price increases by the tire manufacturers.

The U.S. replacement tire market has historically experienced stable growth. According to Modern Tire Dealer, the number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 185.4 million tires in 1995 to 229.0 million tires in 2008. During that period the U.S. replacement tire market’s annual tire sales declined three times, in 2001 when shipments decreased by 4.9%, in 2006 when shipments decreased by 3.3%, and in 2008 when shipments decreased by 8.7%. We believe the decline in 2001 was primarily due to a tire recall by Firestone in 2000, where the manufacturer replaced customer tires earlier than customers would have otherwise required. We believe the weakened demand in 2006 was due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs, all of which contributed to the deferral of tire purchases. We believe the decline in 2008 was primarily due to overall economic conditions that included increased fuel costs for a substantial portion of 2008, increased unemployment rates and general tightening of credit markets (both to individual consumers and businesses), all of which contributed to a decline in miles driven during 2008. Despite the current economic uncertainty, we believe that replacement tire market demand will return to more historic growth levels as a result of trends in key underlying dynamics, including:

•	number and average age of passenger cars and light trucks;

•	number of miles driven;

•	increase in the number of licensed drivers;

•	expansion of replacement tire SKUs;

•	growth of high performance and larger diameter tires; and

•	shortening of tire replacement cycles, particularly for high performance tires.

The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires sold under recognized brands; associate brands, which are primarily lower priced tires; and private label brands, which are manufactured exclusively for and marketed by independent tire wholesale distributors and/or retailers. According to Modern Tire Dealer, the market share of flag brand tires in the replacement tire market is approximately 72.6% in 2008.

In the United States, consumers purchase replacement tires from several principal sources, including independent tire outlets, manufacturer-owned retail stores, automotive dealerships, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores such as Pep Boys and wholesale clubs and discounters such as Costco and Sam’s Club. Independent tire outlets, our largest customer base, include small local tire stores as well as regional and national chains such as Tire Kingdom and Discount Tire. According to Modern Tire Dealer, independent tire outlets are the largest suppliers of new replacement passenger car tires in the United States, accounting for approximately 60.0% of retail sales of domestic replacement passenger car tires in 2008, up from 54.0% in 1990.

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

Competitive Strengths

We believe our key competitive strengths include:

Leading Market Position. We are the leading replacement tire distributor in the United States with an estimated national market share of greater than 7.0% (excluding Am-Pac Tire). We believe this leading market position has been further enhanced through the acquisition of Am-Pac Tire on December 18, 2008 which contributes an additional 1.9% market share. We believe the key benefits of our scale include: an ability to efficiently carry an extensive inventory; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with the fact that we, unlike our principal competitors, are committed to not compete directly with our customers through the extended ownership of a retail business, enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

Extensive Distribution Network. We have the largest independent aftermarket tire distribution network in the industry with 102 distribution facilities (including 23 distribution facilities from our recent acquisition of Am-Pac Tire) and approximately 921 delivery vehicles serving 37 states. Utilizing our sophisticated inventory management and logistics technology, we believe we deliver 88.0% of our orders on a same- or next-day basis. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

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

Diversified Customer Base. We sell our products to over 71,000 customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets. In 2008, no single customer accounted for more than 1.7% of our net sales while our top 10 customers accounted for less than 6.7% of our net sales.

Superior and Distinctive Technology. We have invested in sophisticated ordering and logistics technology that provides order processing, warehousing and fulfillment functions, which we believe to be the most efficient in the industry. Our ATDOnline® system, introduced in 1996, offers customers instant online access to our inventory, allowing dealers to check the price and availability of products and place orders on a 24/7 basis. Approximately 61.7% of our total order volume in 2008 was placed online using ATDOnline®, up from 56.1% in 2007. We have also invested in our logistics technology, including routing and global positioning software systems, to capture additional distribution efficiencies.

Strong Working Capital Management and Low Capital Expenditures. We are typically able to generate cash flows while maintaining sizeable inventory as our inventory controls and vendor relationships enable us to closely monitor and effectively manage our working capital. Furthermore, continued investments in our infrastructure during 2008 support our scalable operating platform allowing us to increase sales volume without significant incremental costs or capital expenditures. During the period from 2001 to 2008, our annual maintenance capital expenditures have averaged between $1.0 million and $3.0 million. In addition, our bad debt write-offs have historically been less than 0.1% of sales due to strong credit and collection procedures.

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

Focus on Higher Profit Products. We plan to continue to focus on increasing the mix of high and ultra-high performance tires in our product line, which provide us with a higher profit per tire. Even during fiscal 2008, when we saw a decline in our overall sales of passenger and light truck replacement units, our continued focus in this segment of the industry resulted in a year-over-year increase in tire unit sales of high and ultra-high performance tires. In addition, the shift to larger rim diameter products also enhances our profit per tire.

Focus on Augmenting Our Entry-Level Product Offering. As part of the Am-Pac Tire acquisition in the latter part of 2008, we acquired two exclusive brands (which we will own the U.S. and Canadian trademark upon the earlier of the purchase of 4 million units or two years), Capitol® and Negotiator® which significantly strengthen our entry-level product screen. Augmenting this segment of our product screen has been particularly important to our dealers as the end-consumer appetite for lower priced product increased with the economic deterioration during the second half of 2008 and into 2009. With the addition of our exclusive brands of Capitol® and Negotiator® and associated wide range of suppliers, we believe we are well positioned to service this market need.

Grow Participation in Tire Pros® Franchisees. Through the acquisition of Am-Pac Tire on December 18, 2008, we acquired the franchise operation offered through Tire Pros Francorp, a wholly-owned subsidiary of Am-Pac Tire. Tire Pros Francorp is engaged in the business of selling and administering, under franchise agreements, advertising and support for co-op advertising activities for retail centers operated under the tradename Tire Pros®. Tire Pros® dealers are provided an advertising synergy not typically obtained by a single or standalone independent tire dealer, as well as, administrative support for co-op advertising activities. We will be focused upon the overall growth in the number of Tire Pros® dealers that participate in this franchising arrangement.

Capitalize on Profit Enhancement Opportunities. We remain committed to managing our cost structure to increase profitability. As we have expanded our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth while utilizing our logistics technology, including our GPS applications, to improve distribution efficiency and increase profitability.

Selectively Pursue Acquisitions. Our acquisition strategy continues to consist of increasing our share in existing markets, adding distribution in new or complementary regions and utilizing our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets, such as Am-Pac Tire, provide an opportunity for significant cost savings. Over the past five years, we have successfully acquired and integrated ten businesses representing approximately $727 million in annual net sales (including approximately $55 million of retail sales from the Am-Pac Tire acquisition).

Provide Web Based Sales Solutions to Independent Tire Dealers. Through the launch of TireBuyer.com® during fiscal 2009, we will provide on-line end customers with an easy, web based means of selecting and purchasing tires and services they need from a conveniently located independent tire dealer. As with our warehousing and logistics support, we believe that TireBuyer.com® complements and services our independent tire dealers by providing an avenue to participate in a sales and marketing channel previously difficult for most to participate in.

Products

We sell a broad selection of flag, associate and private label tires, as well as custom wheels and accessories and related service equipment. Tire sales accounted for approximately 91.4%, 89.0% and 87.2% of our net sales in fiscal years 2008, 2007, and 2006, respectively. We believe by providing a comprehensive product offering to our customers at each pricing level in the market that customers can and will increasingly provide us the opportunity to service a higher percentage of this business.

Tires

Sales of passenger car and light truck tires accounted for approximately 79.8% of our net sales in fiscal 2008. The remainder of our tire sales were for medium trucks, farm vehicles and other specialty tires.

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

We believe that our ability to effectively distribute a wide variety of SKUs for our flag brands is key to our success. The overall replacement tire market is highly fragmented and, according to Modern Tire Dealer, the top ten passenger car tire brands account for approximately 61.0% of total replacement units. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one half of all new passenger car and light truck owners replace their tires with the same equipment. As a result, in order to be competitive, tire dealers, and particularly independent tire outlets, must be able to access a broad range of inventory quickly. Our customers can use our wide product offering to sell a comprehensive product lineup that they would be unable to provide on a stand-alone basis due to working capital constraints and limited warehouse capacity.

Our ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for dealers to efficiently stock. High and ultra-high performance tires have historically shown significant growth as compared to the overall market. According to Modern Tire Dealer and the Rubber Manufacturer’s Association (“RMA”), the high performance tire markets were down 3.2% in 2008 which was better than the overall replacement tire market, which was down 8.7%.

Associate brands. Associate brands are primarily lower-priced tires, manufactured by well-known manufacturers. Our associate brands include Dayton, Republic and Gillette. These products allow us to offer tires in a wider price range. In addition, associate brands are attractive to our dealers because they may count towards the various incentive programs offered by manufacturers.

Private label brands. The Am-Pac Tire acquisition provided the exclusive rights to distribute both the Capitol® and Negotiator® private label brands in North America. The addition of these two brands significantly strengthens ATD’s entry-level priced product offering. Private label brands are lower priced tires made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and/or retailers. Our private labels allow us to sell alternatively branded tires to locally competitive dealers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 30 different wheel brands, along with installation and service accessories. Of these brands, five are proprietary; ICW® Racing, Pacer®, Drifz®, Cruiser Alloys and OE Performance®. An additional five are exclusive to us; CX, Maas, Zora, Gear, and Panther. Nationally available flag brands complement our offering with such brands as Asanti, Advanti Racing, Cragar, Ultra, Lexani, Mickey Thompson, Konig, HRE, Lowenhart and Racinghart, collectively representing one of the most comprehensive wheel offerings in the industry. Custom wheels directly complement our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Sourcing of product is worldwide through a number of manufacturers. Our net sales of custom wheels in fiscal 2008 was $90.3 million or approximately 4.6% of net sales.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. Equipment, tools and supplies include wheel alignment, tire changers, automotive lift equipment, air tools and a wide array of tire supplies. These products broaden our portfolio and leverage our customer relationships. The manufacturers we represent are the leaders and best in class for the industry, and include Hunter Engineering, Challenger, Champion, Shure, Chicago Pneumatic, Ingersoll Rand, REMA Tip Top and Group 31 Inc. Our net sales of equipment, tools, supplies and other items in fiscal 2008 was $78.8 million or approximately 4.0% of net sales.

Distribution System

We have designed our distribution system to deliver products from a wide variety of vendors to our highly fragmented customer base. We believe that as tire manufacturers have reduced the number of direct customers they serve, we have become a more critical link between those two groups.

We utilize a sophisticated inventory and delivery system to distribute most of our products to our customers on a same- or next-day basis. In most of our 102 distribution facilities (including the 23 distribution centers obtained in the Am-Pac Tire acquisition), we have sophisticated bin locator systems, material handling equipment and routing software that tie customer orders, inventory and delivery routes in a seamless manner. We believe this system, which is integrated with our ATDOnline® ordering system, gives us a competitive advantage by allowing us to ship customer orders quickly while reducing labor costs. Our logistics and routing technology uses third party software packages and GPS systems to optimize route design and delivery capacity. Coupled with our fleet of approximately 921 delivery vehicles, this technology enables us to make multiple daily or weekly shipments to customers, as necessary. With this distribution infrastructure, we believe we fulfill approximately 88.0% of our customers’ orders on a same- or next-day basis.

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

Our tire sales force consists of sales personnel located at each distribution center and a sales administrative group located at our field support center in Huntersville, North Carolina. The sales personnel located at each distribution center consist of outside and inside sales people as well as customer service representatives. These sales teams focus on retail tire and service dealers located within the service area of the distribution center and include a combination of tire-, wheel- and equipment- focused sales personnel. The outside sales personnel visit their targeted customers to advance our business opportunities and that of our customers, while the inside sales personnel remain on site, making client contact by telephone to advance specific products or programs. The customer service representatives manage incoming calls from customers and provide assistance with order placement, inventory inquiries and general customer support. The Huntersville-based sales administrative team provides overall direction for the distribution center based sales force and manages ATD’s national account customers, including large national and regional retail tire and service companies. This team also manages the Huntersville-based call center that provides call management assistance to the distribution centers during peak times of the day to minimize customer wait time as well as provide support in the event of any disruption of a distribution center’s local telephone service.

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

ATDOnline®, Envizio® and TireBuyer.com®

ATDOnline® provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. The orders are automatically processed and printed in the appropriate distribution center within minutes of entry. Our customers are able to track the expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track their account balances and participation levels in supplier incentive programs. In 2008, we enhanced the customer’s access to information about credits and adjustments to their account. As this system represents a more efficient method of order entry and information access, we have encouraged our customers to use this system. In 2008, approximately 61.7% of our total order volume was placed online using ATDOnline®, up from 56.1% in 2007.

Envizio® is our web-based tool that provides a one-of-a-kind 3D vehicle visualization for use as a custom wheel marketing and technical resource for our customers. Envizio® utilizes mathematic models that enable users to properly select and display a wide variety of wheel products on the car of their choice in photographic quality images. We believe the combination of the Envizio® website and kiosks in dealer stores provides our customers a unique and easy-to-use tool for selling wheels and, ultimately, other products as well.

TireBuyer.com® will allow consumers to purchase tires and wheels online with unsurpassed convenience and confidence. During online checkout, consumers can select from a list of qualified, participating TireBuyer.com® dealer installers. When a consumer selects a dealer, the dealer will receive the full revenue of the transaction, less any applicable processing fees, upon product installation. We expect most orders will be available to ship on our delivery trucks within two days of order placement. We anticipate that TireBuyer.com® will launch on the internet in the second quarter of 2009.

Dealer Programs

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

In 2004, as a result of our acquisition of Target Tire, Inc. (“Target Tire”), we acquired a membership interest in the American Car Care organization for several of the regions we serve, which were further expanded in 2005 with our acquisition of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). Our 2007 acquisition of Jim Paris Tire City of Montbello, Inc. (“Paris Tire”) expanded our American Car Care territories to include all of Colorado and western Kansas. In 2008, our acquisition of Am-Pac Tire further expanded our American Car Care territory into ten new states across the Deep South, Sunbelt, and Southwest.

In 2006, we introduced ATD ServiceBay®, which makes available for our dealers a comprehensive suite of benefits including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through GE Capital) and training and marketing programs to provide our dealers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

Customers

We principally distribute tires and related automotive products to independent tire outlets. Our other customers include national and regional retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. In 2008, our operations served over 71,000 customers each month in 37 states. Our customers are principally located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States. Our largest customer and its subsidiaries accounted for less than 1.7% and our top ten customers accounted for less than 6.7% of net sales.

Car dealerships are focused on growing their service business in an effort to expand profitability and we believe they view having replacement tire capabilities as an important service element. According to Modern Tire Dealer, car dealers account for 5.5% of all replacement tire sales, up from 4.5% in 2007. During 2005 through 2008, we successfully rolled out programs with several car manufacturers and these programs continue to expand. We are in discussions with other car manufacturers in order to develop similar programs with them and their networks of dealerships.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. Our supply arrangements with our major suppliers are generally oral or written arrangements with cancellation or short notice provisions that are renegotiated annually. Although we can make no assurance that these arrangements will be renewed, or renewed on favorable terms, we have conducted business with our major tire suppliers for many years and we believe that we have good relationships with all of our major suppliers. In 2008, we purchased approximately 54.9% of our tire products from three tire suppliers and we do not have long-term supply agreements with these suppliers for purchases of the supplier’s branded products.

There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels we purchase are private-label custom brands, namely Pacer®, Cruiser Alloys, Drifz® , OE Performance® and ICW® Racing, and are produced by a variety of manufacturers. We purchase equipment and other products from multiple sources, including industry leaders such as Hunter Engineering, Challenger, Champion, Shure, Chicago Pneumatic, Ingersoll Rand, REMA Tip Top and Group 31 Inc.

Competition

The industry in which we operate is highly competitive and fragmented. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores, as well as through shipments to independent wholesale distributors like us. We compete with a number of tire distributors on a regional basis. Our main competitors include TCI Tire Centers and TBC Wholesale, which has retail operations that compete with their distribution customers. We also face some competition from internet based, mail-order and smaller regional companies.

We believe that the principal competitive factors in our business are reputation, breadth of product offering, delivery frequency, price and service. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag, associate and private label branded products, our competitive prices and our ability to provide quality services in a timely manner.

Information Systems

Our legacy computer system consists of programs developed in-house by our programming staff. The main functions of this system include order entry, invoicing, inventory control and warehouse management. We are currently implementing the latter stages of a conversion to Oracle in order to accommodate our integrated operations and increased volume of business. We have implemented the general ledger as well as accounts payable, procurement, inventory and accounts receivable functions on Oracle. We expect to complete the conversion to Oracle in 2009. If this transition is not successful, our business and operations could be disrupted and our operating results could be harmed. For more information, see Item 1A, “Risk Factors.”

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

•	DYNATRAC® tires;

•	WYNSTAR® tires;

•	CRUISERWIRE® custom wheels;

•	DRIFZ® custom wheels;

•	ICW® custom wheels;

•	PACER® custom wheels;

•	OE PERFORMANCE® custom wheels; and

•	MAGNUM® automotive lifts.

Our other trademarks include:

•	American Tire Distributors®;

•	ATDOnline®;

•	ATD ServiceBay®;

•	WHEEL WIZARD®;

•	ENVIZIO®;

•	Wheel Wizard Envizio®;

•	Wheelenvizio.com®;

•	XPRESSPERFORMANCE®;

•	TIREBUYER.COM®; and

•	Tire Pros®.

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

Employees

As of March 11, 2009, our operations employed approximately 2,900 people (including approximately 800 employees from our recent acquisition of Am-Pac Tire of which approximately 335 are employed by Am-Pac Tire’s retail operations). None of our employees are represented by a union. We believe our employee relations are satisfactory.

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

Recent economic conditions, including concerns about the recession and the failure, collapse or sale of various financial institutions, have resulted in unprecedented government intervention in the United States. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on us and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise. Similarly, our customers and suppliers may be unable to borrow money to fund their operations which may adversely impact their ability to purchase and pay for our products or to fulfill our demand for product.

Our business requires a significant amount of cash, and our ability to generate cash depends on many factors, including seasonal and other fluctuations, many of which are beyond our control. Any of these factors could affect our ability to service our debt during certain periods.

Demand for tires tends to fluctuate from quarter to quarter, with the highest demand generally from March through October of each calendar year and the lowest demand typically from November through February of each calendar year. In addition, the popularity, supply and demand for particular tire products may change from year to year based on consumer confidence, the volume of tires reaching the replacement tire market, the level of personal discretionary income and other factors. Local economic, weather, transportation and other conditions also affect the volume of tire sales, on both a wholesale and retail basis. Such fluctuations have been exacerbated by the current economic downturn. We cannot, as a result of these factors and others, assure you whether our business will continue to generate cash flow from operations at current levels, or that our cash needs will not increase.

Our ability to make payments on and refinance our debt and to fund working capital needs and planned capital expenditures and acquisitions depends on our ability to generate cash flow in the future. If we are unable to generate sufficient cash flow from operations in the future, or to service our debt and meet our other needs, we may have to refinance all or a portion of our existing debt or obtain additional financing or reduce expenditures that we deem necessary to our business. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to you under the notes.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

There are a limited number of tire manufacturers worldwide and, accordingly, we rely on a limited number of tire manufacturers for our products, including flag and associate brands as well as our private label brands. Our business depends on developing and maintaining productive relationships with these suppliers. Although in most cases we have dealt with these manufacturers for many years, our arrangements are short term in nature and there can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. In addition, while a component of our growth strategy depends on our ability to make selective acquisitions our suppliers may not be willing to supply the companies we acquire, which could have a material adverse effect on our business. Furthermore, in the event that any of our suppliers were to experience financial, operational, production, supply, labor or quality assurance difficulties that result in a reduction or interruption in our supply, or if they otherwise fail to meet our manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our suppliers may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to suppliers refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us. Finally, although the majority of tires manufactured by the major tire manufacturers are sold to the replacement tire market, the manufacturers pay disproportionate attention to automobile companies that purchase tires for use as original equipment on vehicles sold to consumers. Increased demand from the automobile companies could also result in cost increases and time delays in deliveries from manufacturers to us, any of which could have a material adverse effect on us.

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

We are currently in the latter stages of a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as accounts payable, procurement, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. Even if the integration is completed on time, the new system may not operate as we expect it to. In addition, we may have to expend significant resources to find an alternative source for performing these functions and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

We are currently highly leveraged. As of January 3, 2009, our debt (including capital leases) was $642.4 million. In addition, as of January 3, 2009, ATD was able to borrow up to an additional $104.6 million under its amended credit facility, subject to customary borrowing conditions. Our high amount of debt could have important consequences, including:

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

Certain amounts of our borrowings, primarily borrowings under ATD’s amended credit facility and our Senior Floating Rate Notes, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. This would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into interest rate swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. At January 3, 2009, we had $416.9 million outstanding under ATD’s amended credit facility and our Senior Floating Rate Notes, of which $331.9 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes.

The automotive replacement tire industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products, which could decrease our net sales and operating margins. Also, absent general economic changes, fluctuations in interest rates and fuel prices could impact consumer spending, which could decrease our net sales and operating margins.

A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on replacement tires, including, among others, general business conditions, interest rates, fuel prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased over time, should a reduction in the number of automobiles driven by automobile owners occur, it would adversely affect the demand for our products. A downturn in the economy may delay or reduce consumer purchases of our products and services or lead consumers to purchase more associate or private label brands and reduce spending on higher margin products, which could adversely affect our revenues, cash flow and profits. Unit sales in our industry declined in 2008 due to increased fuel costs for a substantial portion of 2008, an increase in unemployment rates and general tightening of credit markets (both to individual consumers and businesses), all of which contributed to a decline in miles driven during 2008. Unit sales in our industry declined in 2006 due to concerns from consumers over rising interest rates, higher minimum credit card payments and increased fuel costs. Unit sales in our industry also declined in 2001 due in part to the recession as well as the effect of the Firestone recall in 2000, and sales in our industry have declined on an annual basis in prior recessions.

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

Our business strategy relies increasingly upon online commerce. If our customers were unable to access ATDOnline® and later in the year, TireBuyer.com®, our business and operations could be disrupted and our operating results would be harmed.

Customers’ access to our website directly affects the volume of orders we fulfill and thus affects our revenues. Approximately 61.7% of our total order volume in 2008 was placed online using ATDOnline®, up from 56.1% in 2007. We expect our internet generated business to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make available these ordering tools to our customers, there could be a decline in online orders and a decrease in our net sales.

Our business could be adversely affected by increases in the price of fuel.

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver tires and other products to our customers, the current price of fuel or any further increases in the price of fuel may cause us to incur increased costs in operating our fleet, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Our principal properties are geographically situated to meet sales and operating requirements. All of our properties are considered to be adequate to meet current operating requirements. As of January 3, 2009, we had a total of 102 warehouse distribution centers (including 23 centers from our recent acquisition of Am-Pac Tire) located in 30 states, aggregating approximately 7.8 million square feet. Of these centers, three are owned and the remainder are leased.

We also lease our principal executive office, located in Huntersville, North Carolina. We recently renegotiated an extension of this lease to expire in 2020.

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

As of March 16, 2009, there were 42 holders of record of our common stock. There is no public trading market for our common stock.

As of January 3, 2009, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future. In addition, ATD’s amended revolving credit facility contains certain covenants, which, among other things, restrict our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data as of the end of and for the fiscal year 2004 is derived from the Predecessor’s consolidated financial statements as of and for that year. Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks. Selected historical financial data for the fiscal quarter ended April 2, 2005 is derived from the Predecessor’s consolidated financial statements as of and for that period. Selected historical financial data for the period of April 2, 2005 through December 31, 2005 and for fiscal years 2006, 2007 and 2008 is derived from the Successor company and reflects the Acquisition and related transactions. The fiscal quarter ended April 2, 2005 contains operating results for 13 weeks and the period of April 2, 2005 through December 31, 2005 contains operating results for 39 weeks. The 2006 fiscal year (ended December 30, 2006) and the 2007 fiscal year (ended December 29, 2007) contain operating results for 52 weeks. The 2008 fiscal year (ended January 3, 2009) contains operating results for 53 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Predecessor		Successor
	Fiscal Year 2004 (5)	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (4)	Fiscal Year 2006 (3)	Fiscal Year 2007 (2)	Fiscal Year 2008 (1)
	(dollars in thousands)		(dollars in thousands)
Statement of Operations Data:
Net sales	$1,282,069	$354,339	$1,150,944	$1,577,973	$1,877,480	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,043,793	290,488	939,325	1,293,594	1,552,975	1,605,064

Gross profit	238,276	63,851	211,619	284,379	324,505	355,780
Selling, general and administrative expense	183,235	52,653	172,605	227,399	258,347	274,412
Impairment of intangible asset	—	—	—	2,640	—	—
Transaction expenses	—	28,211	95	—	—	—

Operating income (loss)	55,041	(17,013)	38,919	54,340	66,158	81,368
Other (expense) income
Interest expense	(13,371)	(3,682)	(41,359)	(60,065)	(61,633)	(59,169)
Other, net	(393)	(252)	111	(364)	(285)	(1,155)

Income (loss) from operations before income taxes	41,277	(20,947)	(2,329)	(6,089)	4,240	21,044
Income tax provision (benefit)	16,236	(6,620)	(728)	(1,482)	2,867	11,373

Net income (loss)	$25,041	$(14,327)	$(1,601)	$(4,607)	$1,373	$9,671

	Predecessor		Successor
	Fiscal Year 2004 (5)	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (4)	Fiscal Year 2006 (3)	Fiscal Year 2007 (2)	Fiscal Year 2008 (1)
	(dollars in thousands)		(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$25,709	$9,871	$(34,654)	$66,586	$18,827	$(54,086)
Investing activities	(63,302)	(1,438)	(468,815)	(28,527)	(29,860)	(81,671)
Financing activities	37,601	(8,264)	505,511	(40,004)	12,182	139,503
Depreciation and amortization	6,781	1,738	16,409	25,071	28,096	25,530
Capital expenditures (6)	4,379	1,574	6,086	9,845	8,648	13,424
Indenture EBITDA (7)	64,194	13,865	64,964	83,658	95,397	106,994
Ratio of earnings to fixed charges (8)	2.9x	—	—	—	1.1x	1.3x

Balance Sheet Data:
Cash and cash equivalents	$3,334		$5,545	$3,600	$4,749	$8,495
Working capital (9)	133,720		201,820	172,627	186,556	288,313
Total assets	549,243		1,120,118	1,123,506	1,210,696	1,390,860
Total debt (10)	233,919		545,245	521,007	539,853	642,434
Total redeemable preferred stock	9,535		18,559	19,822	21,450	23,941
Total shareholders’ equity	57,765		220,806	216,758	216,395	224,486

(1)	In October 2008, we acquired Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”) and in December 2008, we acquired Am-Pac Tire Dist., Inc. (“Am-Pac Tire”). Each transaction was accounted for using the purchase method of accounting.
(2)	In May 2007, we acquired Jim Paris Tire City of Montebello, Inc. (“Paris Tire”), in July 2007 we acquired the distribution assets of Martino Tire Company (“Martino Tire”) and in December 2007 we acquired 6H-Homann, LLC and Homann Tire, LTD (collectively “Homann Tire”). Each transaction was accounted for using the purchase method of accounting.
(3)	In January 2006, we acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) and in July 2006, we acquired Samaritan Wholesale Tire Company (“Samaritan Tire”). Each transaction was accounted for using the purchase method of accounting.
(4)	In August 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This transaction was accounted for using the purchase method of accounting.
(5)	In July 2004, ATD acquired Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and in September 2004, ATD acquired Target Tire, Inc. (“Target Tire”). Each transaction was accounted for using the purchase method of accounting.
(6)	Excludes capital expenditures financed by debt.
(7)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, including recurring expenses. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, which is referred to as Consolidated Cash Flows in the indenture agreement. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA.

	Predecessor		Successor
	Fiscal Year 2004	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008
	(dollars in thousands)		(dollars in thousands)
Net cash provided by (used in) operating activities	$25,709	$9,871	$(34,654)	$66,586	$18,827	$(54,086)
Changes in assets and liabilities	9,225	(12,972)	61,985	(35,646)	12,703	103,000
(Provision) benefit for deferred income taxes	(1,847)	(658)	2,413	1,970	6,916	(3,432)
Interest expense	13,371	3,682	41,359	60,065	61,633	59,169
Income tax provision (benefit)	16,236	(6,620)	(728)	(1,482)	2,867	11,373
(Provision for) recovery of doubtful accounts	(320)	(279)	(1,091)	325	(854)	(2,514)
Amortization of other assets	(1,156)	(232)	(4,091)	(5,443)	(5,056)	(4,834)
Stock-based compensation expense	—	(8,584)	—	—	—	—
Transaction expenses	—	28,211	95	—	—	—
Accretion of Senior Discount Notes	—	—	(4,000)	(5,906)	(1,571)	—
Accretion of 8% cumulative preferred stock	—	—	(331)	(441)	(441)	(441)
Accrued dividends on 8% cumulative preferred stock	—	—	(1,224)	(1,750)	(1,893)	(2,051)
Post-retirement benefit plan termination	—	—	—	1,933	—	—
Other	2,976	1,446	5,231	3,447	2,266	810

Indenture EBITDA	$64,194	$13,865	$64,964	$83,658	$95,397	$106,994

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

(8)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the twelve months ended December 30, 2006, nine months ended December 31, 2005 and quarter ended April 2, 2005, earnings were insufficient to cover fixed charges by approximately $6.1 million, $2.3 million and $20.9 million, respectively.
(9)	Working capital is defined as current assets less current liabilities.
(10)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this report, the terms “Company,” “we,” “us,” “our” and similar terms refer to American Tire Distributors Holdings, Inc., and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report.

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2008 fiscal year (ended January 3, 2009) contains operating results for 53 weeks while, the 2007 fiscal year (ended December 29, 2007) and the 2006 fiscal year (ended December 30, 2006) contain operating results for 52 weeks.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $30.2 billion industry in 2008. The U.S. replacement market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. This year, however, comparable unit replacement tire demand has sequentially softened each quarter, down 3.0% in first quarter, down 4.3% in second quarter, down 11.0% in third quarter and down 16.4% in the fourth quarter, for total decline of 8.7% for the year, as reported by the RMA. During this same period, we experienced a decline of 2.5% in unit replacement tire demand. Our above-market results are due, in part, from the inclusion of acquisitions, which provided for growth of 2.7% and the inclusion of an additional week in our first quarter 2008, which provided for growth of 1.6%. We believe the weakened industry demand has been due, in part, to the rise in fuel prices during the first half of 2008, a corresponding reduction in miles driven, as well as continuing economic uncertainty. We expect these conditions to continue to impact us in 2009. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results during both contracting and expanding market demand cycles.

High and ultra-high performance tires are our highest profit products and have relatively shorter replacement cycles. According to Modern Tire Dealer, the number of units sold in this subcategory industry-wide were down 3.2% from 2007. During the same period, we experienced an increase of 14.3%, including 4.6% from acquisitions and 1.9% from the additional week in our first quarter 2008. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 79.8% of our net sales in 2008. The remainder of net sales is derived from other tire sales (11.6%), custom wheels (4.6%), automotive service equipment (2.4%), and other products (1.6%). We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both growth through acquisitions and organic growth, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past five years, we have successfully acquired and integrated ten businesses representing approximately $727 million in annual net sales (including approximately $55 million of retail sales from the Am-Pac Tire acquisition as defined below). The acquisitions we made during fiscal years 2006 through 2008, and related territory expansions are discussed below. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profits.

On December 18, 2008, we completed the purchase of all the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”) pursuant to the terms of a Stock Purchase Agreement dated

December 18, 2008. This acquisition significantly strengthened our presence in markets we currently serve and allowed us to expand our operations into St. Louis, Missouri and western Texas. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $74.9 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $2.9 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and have resulted in a customer relationship intangible asset of $9.6 million, an intangible tradename asset of $4.5 million and negative goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, a deferred credit has been recorded in accrued expenses at January 3, 2009 for the preliminary balance of negative goodwill.

On October 8, 2008, we completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of October 8, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $6.6 million, consisting of $6.3 million in cash, of which $0.5 million is held in escrow, and $0.3 million in direct acquisition costs. The amount held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration, primarily related to working capital adjustments, for which the contingency has not been resolved. This acquisition expanded our service across the states of Texas and Oklahoma and complemented our existing distribution centers located within the states of Texas and Oklahoma.

The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and have resulted in negative goodwill of $4.4 million and a customer relationship intangible asset of $5.5 million. Subsequent to January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the first quarter of 2009. Based upon the scope of these working capital adjustments the negative goodwill, in accordance with SFAS No. 141, was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.2 million.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition.

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

The Homann Tire, Martino Tire, Paris Tire, Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s revolving credit facility. The results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $42.7 million, consisting of $41.7 million in cash and $1.0 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and have resulted in goodwill of $4.9 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.6 million for Homann Tire, goodwill of $7.8 million and a customer relationship intangible asset of $8.4 million, both of which are deductible for income tax purposes, for Martino Tire, goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.5 million for Paris Tire, goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State.

Results of Operations

Twelve Months Ended January 3, 2009 Compared to Twelve Months Ended December 29, 2007

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009	Period Over Period Change Favorable (unfavorable)	Period Over Period Percentage Change Favorable (unfavorable)	Results as a Percentage of Net Sales for Each Period Ended
					December 29, 2007	January 3, 2009
Net sales	$1,877,480	$1,960,844	$83,364	4.4%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,552,975	1,605,064	(52,089)	(3.4)	82.7	81.9

Gross profit	324,505	355,780	31,275	9.6	17.3	18.1
Selling, general and administrative expenses	258,347	274,412	(16,065)	(6.2)	13.8	14.0

Operating income	66,158	81,368	15,210	23.0	3.5	4.1
Other expense:
Interest expense	(61,633)	(59,169)	2,464	4.0	(3.3)	(3.0)
Other, net	(285)	(1,155)	(870)	(305.3)	0.0	(0.1)

Income from operations before income taxes	4,240	21,044	16,804	396.3	0.2	1.1
Income tax provision	2,867	11,373	(8,506)	(296.7)	0.2	0.6

Net income	$1,373	$9,671	$8,298	604.4%	0.1%	0.5%

Net Sales

Net sales for fiscal 2008 increased $83.3 million, or 4.4%, to $1,960.8 million from $1,877.5 million in fiscal 2007. The increase in sales in fiscal 2008 was primarily driven by an increase in tire pricing, net of selective promotional activities, which contributed $115.9 million to the year-over-year increase as we passed-through manufacturer price increases. Additionally, our acquisitions of Paris Tire, Martino Tire and Homann Tire in 2007 combined with the acquisition of Gray’s Tire and Am-Pac Tire in 2008 contributed an additional $73.2 million to the year-over-year increase. Excluding acquisitions, our sales of passenger and light truck tire units outperformed the overall passenger and light truck tire market (as measured by the RMA), but still declined during fiscal 2008 as compared to fiscal 2007. As such, softer tire unit sales of $98.8 million (including a benefit of approximately $27.5 million from an additional week in our fiscal 2008), combined with a decline in equipment and supply sales of $6.6 million to partially offset the increases noted above.

Gross Profit

Gross profit increased $31.3 million to $355.8 million in fiscal 2008 from $324.5 million in fiscal 2007. This increase is primarily due to contributions from our 2007 and 2008 acquisitions and pass through of manufacturer price increases which provided for a favorable inventory cost layer (i.e. the benefit from the sale of inventory in fiscal 2008 that was purchased prior to manufacturer price increases). Lower tire unit, equipment and supply sales volumes, despite an additional week in fiscal 2008, partially offset these increases.

Gross profit as a percentage of sales increased 0.8 percentage points from 17.3% in fiscal 2007 to 18.1% in fiscal 2008 primarily due to the favorable inventory cost layer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2008 increased $16.1 million to $274.4 million from $258.3 million in fiscal 2007. Acquisitions made during late 2008 and throughout 2007 accounted for approximately $7.9 million of the increase, $4.4 million of which was due to employee-related expenses. Additionally, facility lease and utilities expense increased $2.8 million primarily due to infrastructure investments, including relocation to larger facilities and upgrades to existing facilities. Fuel cost increased $3.7 million year-over-year due primarily to higher fuel cost per gallon throughout most of 2008. Other increases included higher vehicle leasing, higher travel costs and higher equipment and computer maintenance expense. These increases were partially offset by lower employee-related expenses of $0.6 million (primarily due to lower incentive compensation expense partially offset by higher salaries and wages due to the additional week in fiscal 2008).

Interest Expense

Interest expense, net of capitalized interest, decreased $2.4 million to $59.2 million in fiscal 2008 from $61.6 million in fiscal 2007. The decrease in interest expense is due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Interest expense, net of capitalized interest, for fiscal 2008 of $59.2 million exceeds cash payments for interest during the same period of $57.7 million principally due to non-cash amortization of debt issuance costs and accretion of interest on the 8% cumulative preferred stock, as well as interest accrued but not yet paid.

Income Taxes Provision

We recognized an income tax provision of $11.4 million in fiscal 2008 based on a pre-tax income of $21.0 million. We recognized an income tax provision of $2.9 million in fiscal 2007 based on a pre-tax income of $4.2 million. The effective tax rate for fiscal 2008 was approximately 54% compared to 68% in fiscal 2007. The decrease in the effective tax rate is due primarily to the increase in pre-tax income and the impact of certain permanent timing differences, primarily related to our redeemable preferred stock, on our pre-tax income of $21.0 million in fiscal 2008 as opposed to the same permanent timing differences on our pre-tax income of $4.2 million in fiscal 2007.

Net income

Net income for fiscal 2008 increased $8.3 million to $9.7 million from $1.4 million in fiscal 2007. The increase in net income is due to improvement in contributed gross profit dollars, contributions from acquisitions and lower interest expense, partially offset by an increase in selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision between periods.

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

Liquidity and Capital Resources

At January 3, 2009, our total debt, including capital leases, was $642.4 million compared to $539.9 million at December 29, 2007, a year-over-year increase of $102.5 million. Increased borrowings under ATD’s amended revolving credit facility of $103.7 million (primarily driven by our acquisitions completed in fiscal 2008 as well as timing of interest payments on our senior notes, income tax payments and incentive compensation payments made during fiscal 2008) contributed to the year-over-year increase (see Note 5 within Notes to Consolidated Financial Statements). Total commitments by the lenders under our revolving credit facility were $400.0 million at January 3, 2009, of which $104.6 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes our cash flows for fiscal years 2006, 2007 and 2008:

	Fiscal Year
	2006	2007	2008
	(dollars in thousands)
Cash provided by (used in) operating activities	$66,586	$18,827	$(54,086)
Cash used in investing activities	(28,527)	(29,860)	(81,671)
Cash (used in) provided by financing activities	(40,004)	12,182	139,503

Net (decrease) increase in cash and cash equivalents	(1,945)	1,149	3,746
Cash and cash equivalents, beginning of year	5,545	3,600	4,749

Cash and cash equivalents, end of year	$3,600	$4,749	$8,495

Cash payments for interest	$46,263	$51,629	$57,711
Cash (receipts) payments for taxes, net	$(13,163)	$2,242	$11,634
Capital expenditures financed by debt	$2,360	$2,822	$3,295
Supplier loan	$6,000	$—	$—

Operating Activities. Total net cash used in operating activities for fiscal 2008 increased $72.9 million to $54.1 million compared to net cash provided by operating activities of $18.8 million in fiscal 2007. The increase in net cash used in operating activities was primarily due to an increase in our net working capital requirements primarily driven by an increase in inventories combined with a decrease in accrued expenses and decreases in accounts payable. The increase in inventories was primarily driven by increased purchases for the purpose of achieving certain manufacturer volume related incentives, coupled with a softer tire unit sell-out, particularly during the fourth quarter of 2008. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during fiscal 2008. The decrease in accounts payable partially resulted from the timing of payments to several Am-Pac Tire suppliers in connection with the acquisition.

Total net cash provided by operating activities for fiscal 2007 decreased $47.8 million to $18.8 million compared to $66.6 million in fiscal 2006. The decrease in net cash provided by operating activities was due in part to receipt of a federal income tax refund ($13.6 million) in first quarter 2006 that did not repeat in 2007. In addition, a reduction in our net working capital requirements in fiscal 2006 did not repeat during fiscal 2007 due primarily to our overall growth during 2007. For fiscal 2007, our change in operating assets and liabilities generated a cash outflow of approximately $12.7 million, primarily driven by increases in accounts receivable and inventories that were partially offset by an increase in accounts payable. During fiscal 2006, excluding the income tax refund discussed above, our change in operating assets and liabilities generated a cash inflow of $22.0 million, primarily driven by an increase in accounts payable and a reduction in accounts receivable and other current assets partially offset by an increase in inventories.

Investing Activities. Total net cash used in investing activities increased $51.8 million to $81.7 million in fiscal 2008 compared to $29.9 million in fiscal 2007. The increase in net cash used in investing activities was due primarily to an increase in our acquisition activity, $47.6 million, and an increase in purchase levels of property and equipment, $4.8 million. The increase in purchase levels of property and equipment was due, in part, to the expansion of one of our distribution centers. Capital expenditures for fiscal 2008 also included information technology upgrades and warehouse racking. During fiscal 2008 we also had capital expenditures financed by debt of $3.3 million relating to information technology.

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

Financing Activities. Total net cash provided by financing activities increased $127.3 million to $139.5 million in fiscal 2008 compared to $12.2 million in fiscal 2007. The increase in net cash provided by financing activities for 2008 was primarily due to increased borrowings from our amended revolving credit facility due, in part, to cash paid for our acquisitions completed during fiscal 2008 and higher cash payments for interest and taxes, as well as the increase in working capital requirements discussed above.

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

Supplemental Disclosures of Cash Flow Information. Cash payments for interest increased $6.1 million to $57.7 million in fiscal 2008 compared to $51.6 million in fiscal 2007 primarily due to timing of our fiscal year end on January 3, 2009 and, as such, included $3.6 million related to the January 1st interest payment on our Senior Floating Rate Notes. In addition, interest payments on our Senior Discount Notes began on October 1, 2007 and accordingly, the cash payments for interest amount for fiscal 2008 includes two interest payments relating to our Senior Discount Notes compared to only one interest payment in fiscal 2007.

Cash payments for taxes increased $9.4 million to $11.6 million in fiscal 2008 compared to $2.2 million in fiscal 2007 primarily due to payments of fiscal 2007 income taxes during the extension period in 2008. The increase in income tax payments was a result of higher pre-tax income during fiscal 2007 compared to fiscal 2006 and related federal extension income tax payments.

Revolving Credit Facility. On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of January 3, 2009, the outstanding Amended Revolver balance was $276.9 million. In addition, ATD has certain letters of credit outstanding at January 3, 2009 in the aggregate amount of $8.1 million and at that same date, $104.6 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of January 3, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of January 3, 2009). At January 3, 2009 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 3.6% and 6.7%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio of 1.0:1.0 if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of January 3, 2009 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

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

Senior Floating Rate Notes. On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 10.78% to 11.61% for the fiscal year ended December 30, 2006, between 11.48% to 11.61% for the fiscal year ended December 29, 2007, and between 8.95% to 11.48% for the fiscal year ended January 3, 2009. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

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

The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Indenture EBITDA (in thousands):

	Fiscal Year
	2006	2007	2008
Net cash provided by (used in) operating activities	$66,586	$18,827	$(54,086)
Changes in assets and liabilities	(35,646)	12,703	103,000
Benefit (provision) for deferred income taxes	1,970	6,916	(3,432)
Interest expense	60,065	61,633	59,169
Income tax (benefit) provision	(1,482)	2,867	11,373
Recovery of (provision for) doubtful accounts	325	(854)	(2,514)
Amortization of other assets	(5,443)	(5,056)	(4,834)
Accretion of 8% cumulative preferred stock	(441)	(441)	(441)
Accretion of Senior Discount Notes	(5,906)	(1,571)	—
Accrued dividends on 8% cumulative preferred stock	(1,750)	(1,893)	(2,051)
Post-retirement benefit plan termination	1,933	—	—
Other	3,447	2,266	810

Indenture EBITDA	$83,658	$95,397	$106,994

Total Indenture EBITDA for fiscal 2008 increased $11.6 million to $107.0 million from $95.4 million in fiscal 2007. The increase in Indenture EBITDA is due primarily to favorable tire pricing, including the benefit from a favorable inventory cost layer in fiscal 2008, and our acquisitions made during late 2008 and throughout 2007.

Total Indenture EBITDA for fiscal 2007 increased $11.7 million to $95.4 million from $83.7 million in fiscal 2006. The increase in Indenture EBITDA is due primarily to higher sales volumes and contributions from acquisitions, partially offset by the benefit of sales associated with a favorable inventory cost layer in first quarter 2006 that did not repeat during fiscal 2007.

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

Contractual Commitments

As of January 3, 2009, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (dollars in millions):

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt (variable rate)	$416.9	$—	$276.9	$140.0	$—
Long-term debt (fixed rate)	211.1	2.9	12.8	195.2	0.2
Estimated interest payments (1)	209.6	49.3	97.1	47.0	16.2
Operating leases, net of sublease income	278.4	48.8	78.9	57.8	92.9
8% cumulative mandatorily redeemable preferred stock (2)	45.9	—	—	—	45.9
Capital leases (3)	0.3	0.2	0.1	—	—
Uncertain tax positions	1.9	1.5	0.8	(0.5)	0.1
Other long-term liabilities	7.2	—	4.3	—	2.9

Total contractual cash obligations	$1,171.3	$102.7	$470.9	$439.5	$158.2

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.
(2)	Represents the redemption amount plus cumulative dividends.
(3)	Excludes capital lease obligation relating to the sale and leaseback of three owned facilities. All cash paid to the lessor is recorded as interest expense and is included in the estimated interest payments amount in the above table.

Off-Balance Sheet Arrangements

The only significant known remaining liability related to Winston Tire Company (“Winston”), our retail business that was sold in 2001, is the exposure related to leases that we have guaranteed. As of January 3, 2009, our total obligations, as guarantor on the Winston leases, are approximately $6.8 million extending over 11 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $6.3 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of this FSP will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our results of operations and financial position.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s amended credit facility and our Senior Floating Rate Notes. Interest on the amended credit facility is tied to the Base Rate, as defined in the agreement, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At January 3, 2009, ATD had $416.9 million outstanding under its amended credit facility and our Senior Floating Rate Notes, of which $331.9 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $3.3 million, based on the outstanding balance of the amended credit facility and Senior Floating Rate Notes that have not been hedged at January 3, 2009.

On October 11, 2005, we entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 3, 2009, the Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $4.3 million at January 3, 2009 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	38

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	40

Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	41

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	42

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	43

Notes to Consolidated Financial Statements	44

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

Management conducted an assessment of the Company’s internal control over financial reporting as of January 3, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of January 3, 2009. In addition, management excluded Am-Pac Tire Dist., Inc. (“Am-Pac Tire”) from it’s assessment of internal controls over financial reporting as of January 3, 2009 as it was acquired by the Company in a purchase business combination on December 18, 2008. The total assets and total revenues of Am-Pac Tire, a wholly-owned subsidiary, represent 11.0% or $153.5 million and 0.4% or $7.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 94 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective in 2007.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

April 3, 2009

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	January 3, 2009	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$8,495	$4,749
Restricted cash	10,250	575
Accounts receivable, net of allowance for doubtful accounts of $2,314 and $2,093 in fiscal 2008 and 2007, respectively	178,895	155,041
Inventories	456,077	343,538
Assets held for sale	14,712	1,548
Deferred income taxes	14,198	12,981
Other current assets	13,431	10,820

Total current assets	696,058	529,252

Property and equipment, net	57,616	42,674
Goodwill	369,961	368,318
Other intangible assets, net	243,033	241,562
Other assets	24,192	28,890

Total assets	$1,390,860	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360,391	$286,708
Accrued expenses	43,105	53,006
Liabilities held for sale	1,199	—
Current maturities of long-term debt	3,050	2,982

Total current liabilities	407,745	342,696

Long-term debt	639,384	536,871
Deferred income taxes	74,818	79,721
Other liabilities	20,486	13,563
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	23,941	21,450
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,022	217,990
Warrants	4,631	4,631
Accumulated earnings (deficit)	4,990	(4,835)
Accumulated other comprehensive loss	(3,067)	(1,301)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	224,486	216,395

Total liabilities and stockholders’ equity	$1,390,860	$1,210,696

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	For the Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$1,960,844	$1,877,480	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,605,064	1,552,975	1,293,594

Gross profit	355,780	324,505	284,379
Selling, general and administrative expenses	274,412	258,347	227,399
Impairment of intangible asset	—	—	2,640

Operating income	81,368	66,158	54,340
Other expense:
Interest expense	(59,169)	(61,633)	(60,065)
Other, net	(1,155)	(285)	(364)

Income (loss) from operations before income taxes	21,044	4,240	(6,089)
Income tax provision (benefit)	11,373	2,867	(1,482)

Net income (loss)	$9,671	$1,373	$(4,607)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 31, 2005	999,527	$10	$217,990	$4,631	$(1,601)	$(124)	$(100)	$220,806
Comprehensive loss:
Net loss	—	—	—	—	(4,607)	—	—	(4,607)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	559	—	559

Total comprehensive loss								(4,048)

Balance, December 30, 2006	999,527	10	217,990	4,631	(6,208)	435	(100)	216,758

Comprehensive loss:
Net income	—	—	—	—	1,373	—	—	1,373
Change in value of derivative instrument, net of income taxes of $1.1 million	—	—	—	—	—	(1,736)	—	(1,736)

Total comprehensive loss								(363)

Balance, December 29, 2007	999,527	10	217,990	4,631	(4,835)	(1,301)	(100)	216,395

Adjustment to initially apply SFAS No. 157, net of income taxes of $0.1 million (Note 6)	—	—	—	—	154	—	—	154
Comprehensive income:
Net income	—	—	—	—	9,671	—	—	9,671
Change in value of derivative instrument, net of income taxes of $1.0 million	—	—	—	—	—	(1,496)	—	(1,496)
Unrealized loss on rabbi trust assets, net of income taxes of $0.2 million	—	—	—	—	—	(270)	—	(270)

Total comprehensive income								7,905
Stock-based compensation expense	—	—	32	—	—	—	—	32

Balance, January 3, 2009	999,527	$10	$218,022	$4,631	$4,990	$(3,067)	$(100)	$224,486

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income (loss)	$9,671	$1,373	$(4,607)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	25,530	28,096	25,071
Accretion of 8% cumulative preferred stock	441	441	441
Accretion of Senior Discount Notes	—	1,571	5,906
Accrued dividends on 8% cumulative preferred stock	2,051	1,893	1,750
Amortization of other assets	4,834	5,056	5,443
Impairment of intangible asset	—	—	2,640
Provision (benefit) for deferred income taxes	3,432	(6,916)	(1,970)
Provision for (recovery of) doubtful accounts	2,514	854	(325)
Post-retirement benefit plan termination	—	—	(1,933)
Other, net	441	(838)	(1,476)
Change in assets and liabilities:
Accounts receivable, net	868	(14,435)	2,193
Inventories	(43,067)	(35,347)	(7,895)
Other current assets	110	(3,420)	2,128
Income tax receivable	—	—	13,605
Accounts payable and accrued expenses	(59,614)	39,850	25,715
Other	(1,297)	649	(100)

Net cash (used in) provided by operating activities	(54,086)	18,827	66,586

Cash flows from investing activities:
Acquisitions, net of cash acquired	(68,584)	(20,981)	(20,357)
Purchase of property and equipment	(13,424)	(8,648)	(9,845)
Purchase of assets held for sale	(3,020)	(2,388)	(536)
Proceeds from disposal of assets held for sale	3,187	1,852	1,790
Proceeds from sale of property and equipment	170	305	421

Net cash used in investing activities	(81,671)	(29,860)	(28,527)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,952,275	1,669,818	1,413,621
Repayments of revolving credit facility	(1,798,645)	(1,651,574)	(1,448,090)
Payments of other long-term debt	(4,452)	(4,402)	(5,301)
Payments of deferred financing costs	—	(1,085)	(234)
Change in restricted cash	(9,675)	(575)	—

Net cash provided by (used in) financing activities	139,503	12,182	(40,004)

Net increase (decrease) in cash and cash equivalents	3,746	1,149	(1,945)
Cash and cash equivalents, beginning of year	4,749	3,600	5,545

Cash and cash equivalents, end of year	$8,495	$4,749	$3,600

Supplemental disclosures of cash flow information:
Cash payments for interest	$57,711	$51,629	$46,263

Cash payments (receipts) for taxes, net	$11,634	$2,242	$(13,163)

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$3,295	$2,822	$2,360

Supplier loan (see Note 5)	$—	$—	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

Organization

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings” or the “Company”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. The operations of ATD and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Nature of Business

ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and tools and supplies which represent approximately 91.4%, 4.6%, 2.4% and 1.6% of net sales, respectively, and has one reportable segment consisting of 102 distribution centers, including four mixing warehouses, across the United States. ATD’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. ATD serves all or parts of 37 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States.

On December 18, 2008, the Company completed the purchase of all the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”). See Note 2 for further details of this acquisition. The acquisition of Am-Pac Tire added 23 distribution centers that are being integrated, and where appropriate consolidated, into the Company’s existing distribution centers. The acquisition of Am-Pac Tire also added 37 retail stores, predominately in the St. Louis, Missouri and Southern California areas. As these stores are not core to the Company’s business, management’s intention is to divest of these stores during 2009 and thus, has classified these stores as held for sale within the accompanying consolidated balance sheet at January 3, 2009. Finally, through the acquisition of Am-Pac Tire, the Company has added approximately 215 franchisees operating under the tradename of Tire Pros®. Tire Pros Francorp, the wholly-owned subsidiary of Am-Pac Tire, is engaged in the business of selling and administering, under franchise agreements, advertising synergies and support for co-op advertising activities for retail centers operated under the Tire Pros® name.

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

Fiscal Year

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 contain operating results for 53 weeks, 52 weeks and 52 weeks, respectively.

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

The Company’s top ten customers accounted for approximately 6.7%, 6.4% and 6.4% of operating revenues, respectively, for the fiscal years of 2008, 2007 and 2006.

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

Buildings	20-40 years
Machinery and equipment	3-12 years
Furniture and fixtures	3-10 years
Internal-use software	3 years
Vehicles and other	3-10 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

The Company capitalizes costs, including interest, incurred in the development or acquisition of internal-use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $3.4 million for the year ended January 3, 2009, $4.4 million for the year ended December 29, 2007 and $3.4 million for the year ended December 30, 2006. The Company capitalized interest costs of $0.4 million for the year ended January 3, 2009.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2008, 2007, and 2006, the Company has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment, and has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

Assets Held for Sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. As of January 3, 2009, the Company has a couple residential properties, with an aggregate carrying value of $0.4 million classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

In addition, as part of the acquisition of Am-Pac Tire, the Company acquired certain retail stores and operations. See Note 2 for more information on this acquisition. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, the related assets, including the allocation of purchase price, and the related liabilities of the retail reporting unit are classified as held for sale within the accompanying consolidated balance sheet.

Deferred Financing Costs

Costs associated with financing activities (see Note 5) are included in the accompanying consolidated balance sheets as deferred financing costs (included within Other Assets) and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in operating income for fiscal years 2008, 2007 and 2006 were $4.8 million, $5.0 million and $5.4 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $17.4 million at January 3, 2009 and $22.2 million at December 29, 2007.

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

As required by SFAS No. 142, the Company recorded no goodwill amortization during fiscal years 2008, 2007 or 2006. The Company has one reporting unit representing the enterprise as a whole. At January 3, 2009 and December 29, 2007, the Company had goodwill of $370.0 million and $368.3 million, respectively, which is subject to the impairment tests prescribed under the statement. In accordance with SFAS No. 142, the Company has elected November 30th as it annual impairment assessment date. The Company completed its annual impairment assessments as of November 30, 2008, 2007 and 2006, and concluded that no goodwill or indefinite lived intangible asset impairment charge was required. See Note 4 for the intangible asset impairment charge recorded in September 2006 (outside of the Company’s annual assessment).

Equity Method Investment

The Company has a 43% equity investment in American Car Care Centers (“ACCC”), which is accounted for using the equity method. ACCC engages in a program to assist its stockholders and their customers in the promotion, marketing, distribution, and sale of tires and tire supplies, accessories, and equipment. The investment of $0.5 million is included in other assets in the accompanying consolidated balance sheet at January 3, 2009. Equity in income of $0.2 million was recorded during the year ended January 3, 2009 and was included in other expense in the accompanying consolidated statement of operations.

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.2 million and up to a maximum benefit of $1.8 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.5 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. Carrying value approximates fair value as it relates to the investments held in the Rabbi Trust, related to the Company’s deferred compensation plans, and the interest rate swap as they are carried at fair value. The carrying value of ATD’s amended revolving credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior notes is based upon quoted market prices. See Note 6 for further information.

Shipping and Handling Costs

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $99.5 million for the fiscal year ended January 3, 2009, $90.0 million for the fiscal year ended December 29, 2007 and

$79.2 million for the fiscal year ended December 30, 2006. Shipping revenue is classified within net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” (“SFAS No. 123R”) using the prospective transition method as described in paragraph 83 of SFAS No. 123R for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under SFAS No. 123. Under this transition method, stock options outstanding prior to the adoption of SFAS No. 123R will continue to be accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the provisions of SFAS No. 123R.

In April 2008, the Company granted options to a member of the Company’s Board of Directors, to purchase 800 shares of Series A Common Stock with an exercise price of $376.40. During fiscal 2008, the Company has recognized an immaterial amount of compensation expense related to this grant. See Note 7 for further particulars of this grant. The Company did not issue any new awards or modify, repurchase or cancel any existing awards during the fiscal years ending December 29, 2007 and December 30, 2006 and therefore no stock-based compensation expense was recorded as a result of adopting SFAS No. 123R.

Recently Issued Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this FSP will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations and financial position.

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

2. Acquisitions:

On December 18, 2008, the Company completed the purchase of all the issued and outstanding capital stock of Am-Pac Tire pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $74.9 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $2.9 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. Unless the Company makes a proper claim for indemnity, as described in the Stock Purchase Agreement, prior to the eighteenth (18th) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers. This acquisition significantly strengthened the Company’s presence in markets it currently serves and allowed the Company to expand its operations into St. Louis, Missouri and western Texas.

The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in negative goodwill of $1.2 million. In accordance with SFAS No. 141, “Business Combinations”, a deferred credit has been recorded to accrued expenses in the accompanying consolidated balance sheet at January 3, 2009 for the preliminary balance of negative goodwill.

As part of the acquisition of Am-Pac Tire, the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, the related assets, including the allocation of purchase price, and the related liabilities of the retail reporting unit are classified as held for sale within the accompanying consolidated balance sheet as of January 3, 2009.

The preliminary purchase price allocation is as follows (in thousands):

Total cash consideration	$71,995
Less: Debt paid to seller	(59,055)

Net cash consideration	12,940
Plus: Transaction fees	2,953
Less: Net book value of assets acquired	(9,281)
Plus: Pre-acquisition intangibles that were written off in purchase accounting	13,172

Excess of purchase price over net book value of assets acquired, excluding pre-acquisition intangibles	19,784

Allocation of excess purchase price to assets acquired and liabilities assumed:

Restricted cash	(9,750)
Accounts receivable	582
Income tax receivable	8,419
Property and equipment	(4,073)
Inventory	883
Assets held for sale	(6,777)
Customer lists	(9,591)
Trademarks and tradenames	(4,464)
Exit costs and termination benefits	11,873
Favorable leases	(232)
Deferred credit (a)	1,246
Net deferred taxes	(7,900)

Total adjustments	(19,784)

Goodwill	$—

a)	In accordance with SFAS No. 141, a deferred credit was recorded to accrued expenses for the preliminary balance of negative goodwill.

The valuation of the intangible assets acquired is as follows:

	Valuation	Weighted Average Amortization Period
Customer relationship intangible asset—Wholesale	$6,174	17 years
Customer relationship intangible asset—Francorp	3,417	17 years
Tradename—Tire Pros®	1,095	Indefinite
Tradename—Tire Brand Names	3,369	Indefinite

Total	$14,055

The following unaudited pro forma supplementary data for the fiscal years ended January 3, 2009 and December 29, 2007 give effect to the Am-Pac Tire acquisition as if it had occurred at the beginning of the respective years. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fiscal Year Ended January 3, 2009 (unaudited)	Fiscal Year Ended December 29, 2007 (unaudited)
	(in thousands)
Sales	$2,279,814	$2,201,191
Net income (loss)	3,270	(3,528)

On October 8, 2008, the Company completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of October 8, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was $6.6 million, consisting of $6.3 million in cash, of which $0.5 million is held in escrow, and $0.3 million in direct acquisition costs. The amount held in escrow is not included in the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration, primarily related to working capital adjustments, for which the contingency has not been resolved. This acquisition expanded the Company’s service across the state of Texas and Oklahoma and complemented its existing distribution centers located within the states of Texas and Oklahoma.

The preliminary purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in negative goodwill of $4.4 million and a customer relationship intangible asset of $5.5 million. Subsequent to January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the first quarter of 2009. Based upon the scope of these working capital adjustments the negative goodwill, in accordance with SFAS No. 141, was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.2 million. Amortization for the customer relationship intangible asset is deductible for income tax purposes. The Gray’s Tire acquisition does not rise to the level of being a material business combination.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition.

On December 7, 2007, the Company completed the purchase of all of the outstanding membership interests of 6H-Homann, LLC and all of the seller’s partnership interests of Homann Tire, LTD (collectively “Homann Tire”) pursuant to the terms of a Securities Purchase Agreement dated as of November 16, 2007. This acquisition expanded the Company’s service across the state of Texas (further complementing the Company’s existing distribution centers) and allowed the Company to expand into Louisiana.

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

On July 28, 2006, the Company completed the purchase of all the outstanding stock of Samaritan Wholesale Tire Company (“Samaritan Tire”) pursuant to the terms of a Stock Purchase Agreement dated as of July 28, 2006. This acquisition expanded the Company’s service across the state of Minnesota and into Western Wisconsin.

On January 27, 2006, the Company completed the purchase of all the outstanding stock of Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) pursuant to the terms of a Stock Purchase Agreement dated December 23, 2005. This acquisition established a distribution footprint for the Company across the state of Nevada.

The Homann Tire, Martino Tire, Paris Tire, Samaritan Tire and Silver State acquisitions were financed through borrowings under ATD’s amended revolving credit facility. The results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $42.7 million, consisting of $41.7 million in cash and $1.0 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.9 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.6 million for Homann Tire, goodwill of $7.8 million and a customer relationship intangible asset of $8.4 million, both of which are deductible for income tax purposes, for Martino Tire, goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability for $1.5 million for Paris Tire, goodwill of $3.3 million and a customer relationship intangible asset of $5.9 million for Samaritan Tire, both of which are deductible for income tax purposes, and goodwill of $5.3 million, a customer relationship intangible asset of $4.6 million and a related deferred tax liability of $1.8 million for Silver State. In addition, based upon management’s facility consolidation strategy developed for Martino Tire as of the acquisition date, lease reserves of $5.2 million were established in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the second quarter of 2008, certain refinements were made to these lease reserves to reflect the finalization of the exit cost estimates.

3. Property and Equipment:

The following table represents the property and equipment at January 3, 2009 and December 29, 2007 (in thousands):

	January 3, 2009	December 29, 2007
Land	$5,202	$2,747
Buildings and leasehold improvements	28,372	21,115
Machinery and equipment	13,316	9,841
Furniture and fixtures	20,552	15,683
Software	30,618	23,108
Vehicles and other	3,240	2,761

Total property and equipment	101,300	75,255
Less—Accumulated depreciation	(43,684)	(32,581)

Property and equipment, net	$57,616	$42,674

Depreciation expense was $11.7 million for the fiscal year ended January 3, 2009, $14.7 million for the fiscal year ended December 29, 2007 and $12.2 million for the fiscal year ended December 30, 2006. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of operations.

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). The net book value of these assets at January 3, 2009 and December 29, 2007 was $11.5 million and $12.2 million, respectively. Accumulated depreciation was $2.7 million and $1.9 million for the respective periods. Depreciation expense for each of the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $0.7 million.

4. Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. The Company has recorded, at January 3, 2009, goodwill of $370.0 million consisting of $346.4 million in connection with the acquisition of ATD, $4.9 million in connection with the purchase of Homann Tire, $7.8 million in connection with the purchase of Martino Tire, $2.0 million in connection with the purchase of Paris Tire, $3.3 million in connection with the purchase of Samaritan Tire, $5.3 million in connection with the purchase of Silver State and $0.3 million in connection with the purchase of Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc. and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). At January 3, 2009, approximately $27.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line basis over periods ranging from three to seventeen years. Amortization of other intangibles was $13.8 million in fiscal 2008, $13.4 million in fiscal 2007 and $12.9 million in fiscal 2006. Accumulated amortization at January 3, 2009 and December 29, 2007 was $49.3 million and $35.5 million, respectively.

The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended January 3, 2009 and December 29, 2007 (in thousands):

	Estimated Useful Life (years)	January 3, 2009		December 29, 2007
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$244,397	$48,590	$233,605	$34,830
Noncompete agreements	3-5	613	596	613	571
Software	1	77	77	77	77

Total amortizable intangible assets		$245,087	$49,263	$234,295	$35,478

	January 3, 2009		December 29, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradenames	$47,209	$—	$42,745	$—

Total unamortizable intangible assets	$47,209	$—	$42,745	$—

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $17.9 million in 2009, $17.4 million in 2010, $15.5 million in 2011, $15.2 million in 2012, and $14.7 million in 2013.

In September 2006, the Company was informed by one of its suppliers that it was going to cease the manufacturing of one of its tire brands for which the Company maintained a tradename intangible asset. As a result of this decision and due to the Company’s inability to place other sourcing regarding this tire brand, the Company, in accordance with SFAS No. 142, evaluated the fair value of the tradename intangible asset, as computed utilizing a discounted cash flow model, as compared to its carrying value. Based on this evaluation, the Company recorded an impairment charge of $2.6 million, for the full carrying amount of the tradename intangible asset. This charge is recorded within impairment of intangible asset in the accompanying consolidated statements of operations for the year ended December 30, 2006.

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at January 3, 2009 and December 29, 2007 (in thousands):

	January 3, 2009	December 29, 2007
Revolving credit facility	$276,938	$173,260
Senior Notes	150,000	150,000
Senior Floating Rate Notes	140,000	140,000
Senior Discount Notes	51,480	51,480
Capital lease obligations	14,361	14,481
Other	9,655	10,632

	642,434	539,853
Less—Current maturities	(3,050)	(2,982)

	$639,384	$536,871

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment for the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. Fees incurred in connection with the amendment of $1.1 million and the unamortized portion of deferred financing fees under the previously existing revolver are being deferred and amortized over the life of the new agreement. As of January 3, 2009, the outstanding Amended Revolver balance was $276.9 million. In addition, ATD has certain letters of credit outstanding at January 3, 2009 in the aggregate amount of $8.1 million and at that same date, $104.6 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of January 3, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of January 3, 2009). At January 3, 2009 and December 29, 2007, borrowings under the Amended Revolver were at a weighted average interest rate of 3.6% and 6.7%, respectively. The applicable margin for the loans vary based upon a performance grid, as defined in the agreement.

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

The Amended Revolver contains covenants that, among other things, require ATD to meet a fixed charge coverage ratio of 1.0:1.0 if ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure); restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of January 3, 2009 and December 29, 2007, ATD was in compliance with these covenants. The Amended Revolver is set to expire on December 31, 2011.

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

In addition, ATD may, at any time prior to April 1, 2009, upon a change of control, redeem all of the Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium.

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 10.78% to 11.61% for the fiscal year ended December 30, 2006, between 11.48% to 11.61% for the fiscal year ended December 29, 2007, and between 8.95% to 11.48% for the fiscal year ended January 3, 2009. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets and enter into transactions with affiliates. As of January 3, 2009 and December 29, 2007 ATD was in compliance with these covenants.

Capital Lease Obligations

As of January 3, 2009, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. The annual rent expense increased to $1.7 million on April 25, 2004 and to $1.8 million on April 25, 2006. Beginning on April 25, 2008, the annual rent expense increased to $2.0 million. There was no gain or loss recognized as a result of the initial sales transaction.

Other

In October 2006, the Company entered into a Loan and Purchase Agreement (the “Agreement”) with one of the Company’s suppliers. Under the terms of the Agreement, the supplier agreed to loan ATD the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that the Company must meet during each calendar year of fiscal 2006 through 2010. If the Company purchases all the required commitments, then the supplier will refund the interest paid by the Company for that calendar year. If the Company does not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Supplier Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. For the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company met the purchase commitment requirements as specified in the Agreement.

Aggregate Maturities

Aggregate maturities of long-term debt at January 3, 2009, are as follows (in thousands):

2009	$3,050
2010	12,837
2011	276,975
2012	140,027
2013	195,239
Thereafter	14,306

$642,434

Derivative Instruments

On October 11, 2005, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 3, 2009, the Swap in place covers a notional amount of $85.0 million of the $140.0 million Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. This Swap has been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $4.3 million at January 3, 2009 and $2.1 million at December 29, 2007 and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax.

6. Fair Value of Financial Instruments:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 157 for financial assets and financial liabilities on December 30, 2007 (the first day of its 2008 fiscal year) which resulted in a $0.2 million, net of taxes, decrease in the opening balance of accumulated deficit. The Company is currently evaluating the potential impact, if any, of the application of SFAS No. 157 to its nonfinancial assets and nonfinancial liabilities.

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

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of January 3, 2009 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$—	$—	$—
Rabbi trust (a)	2,905	—	—

Total financial assets	$2,905	$—	$—

Financial Liabilities
Interest rate swap (b)	$—	$4,350	$—

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transaction. Amount is included within other non-current liabilities in the accompanying consolidated balance sheet.

As of January 3, 2009, the Company’s deferred compensation plan assets, held in a rabbi trust, were invested in approximately 10 diversified and long standing mutual fund portfolios. As of January 3, 2009, these investments included approximately $0.7 million of unrealized losses. The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other-than-temporary. The Company’s other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the nature of the holdings, and the sectors in which the portfolios are invested. Based on the Company’s assessment of unrealized losses as of January 3, 2009, the Company recorded an impairment charge of $0.2 million during the year ended January 3, 2009. This charge is recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations. No impairment charge was recorded during the years ended December 29, 2007 and December 30, 2006. The Company believes that the remaining unrealized losses as of January 3, 2009 are temporary and bases this conclusion on management’s current understanding of the issuers of these investments, as described above. It is possible that the Company could recognize additional impairment losses in the future on some of the securities owned at January 3, 2009 if future events, new information and the passage of time cause the Company to determine that a decline in value is other-than-temporary.

The following table presents the estimated fair value of the Company’s long-term, senior notes at January 3, 2009 and December 29, 2007 based upon quoted market prices (in thousands):

	Fair Value at January 3, 2009	Carrying Value at January 3, 2009	Fair Value at December 29, 2007	Carrying Value at December 29, 2007
10.75% Senior Notes	$111,750	$150,000	$145,500	$150,000
Senior Floating Rate Notes	105,000	140,000	135,100	140,000
13% Senior Discount Notes	37,066	51,480	49,936	51,480

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

7. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formula for all participants was determined to be a match of 50% of participant contributions, up to 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general and administrative expense during the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $1.7 million, $1.4 million and $1.5 million, respectively.

In conjunction with the acquisition of Am-Pac Tire, see Note 2, the Company acquired and continues to maintain a defined contribution 401(k) plan for substantially all employees of Am-Pac Tire who qualify as to age and length of service. Under this Am-Pac Tire 401(k) plan, each year participants of the plan may elect to contribute up to 15% of pretax annual compensation. During the period from December 18, 2008 through January 3, 2009, the Company provided matching 401(k) contributions that were insignificant.

Retiree Health Plan

In May 2006, the Company communicated to employees that it was eliminating eligibility for retiree medical coverage for all current active employees. Additionally, in November 2006, the Company communicated to retired employees that it was terminating the medical coverage for retired employees effective December 30, 2006. Both of these changes were accounted for as negative plan amendments in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” As a result, during fiscal 2006, the Company recognized a benefit of $2.6 million, which is included as an offset to selling, general and administrative expenses within the accompanying consolidated statement of operations for the fiscal year ended December 30, 2006. Additionally, as of December 30, 2006 the Company has no residual post-retirement obligation and no future benefits will be paid under this plan.

The components of net periodic postretirement benefit costs were as follows (in thousands):

Fiscal Year Ended December 30, 2006
Components of expense:
Service cost	$139
Interest cost	62
Effect of plan termination	(1,933)
Amortization of prior service credit	(625)
Net loss	53

Post retirement benefit	$(2,304)

Stock Option Plans

In connection with the acquisition of ATD, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. A committee appointed by the Company’s Board of Directors shall administer the plan. The committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Series A Common Stock that will be issuable upon exercise of the options granted. The purchase price for shares of Series A Common Stock issuable upon exercise of the options granted is fixed by the committee, but cannot be less than the fair market value of the Series A Common Stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code.

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

In April 2008, the Company granted options to James Hardymon, a member of the Company’s Board of Directors, under the 2005 Plan to purchase 800 shares of Series A Common Stock with an exercise price of

$376.40. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2008. During fiscal 2008, the Company has recognized an immaterial amount of compensation expense related to this grant. The Company did not issue any stock options during the fiscal years ended December 29, 2007 and December 30, 2006. As of January 3, 2009, 66,871 options are vested under the 2005 Plan.

Stock option activity under the 2005 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2007 (66,604 exercisable)	176,704	$174.72
Granted	800	376.40

Outstanding at January 3, 2009 (66,871 exercisable)	177,504	$175.63

In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model when applying the provisions of SFAS No. 123R. The fair value of the options granted during second quarter 2008, estimated on the date of grant using the Black-Scholes option pricing model, was $161.13. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 3.04%; no dividend yield; expected life of 7 years and 30 calendar days, which equals the terms of the options; and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation is based on the Company’s peer group in the industry in which it does business.

The following is summary information about stock options outstanding at January 3, 2009:

Outstanding at January 3, 2009	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at January 3, 2009	Weighted Average Exercise Price
33,199	3.44	$15.73	33,199	$15.73
143,505	3.49	211.50	33,405	211.50
800	3.51	376.40	267	376.40

177,504	3.48	$175.63	66,871	$114.97

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not material in fiscal 2008, 2007 and 2006. At January 3, 2009 and December 29, 2007, the Company has recorded an obligation in other non-current liabilities related to the plan of $2.1 million and $3.2 million, respectively. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheets in other non-current assets related to the Rabbi Trust is $2.1 million at January 3, 2009 and $3.2 million at December 29, 2007.

In conjunction with the acquisition of Am-Pac Tire, see Note 2, the Company acquired and continues to maintain a deferred compensation plan for certain employees of Am-Pac Tire. The plan assets of this plan were invested in mutual funds carried at fair value totaling $0.8 million at January 3, 2009, and is included in other non-current assets in the accompanying consolidated balance sheet. Also, the Company has recorded an obligation in other non-current liabilities related to this plan of $0.8 million. While the Company continues to maintain this deferred compensation plan, effective January 5, 2009 no additional employee contributions can be made.

8. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2009 and 2022. Future minimum lease commitments, net of sublease income, at January 3, 2009 are as follows (in thousands):

2009	$48,835
2010	43,164
2011	35,686
2012	31,040
2013	26,850
Thereafter	92,887

$278,462

Rent expense, net of sublease income, under these operating leases was $37.7 million in fiscal year 2008, $33.8 million in fiscal year 2007 and $30.1 million in fiscal year 2006.

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

The Company remains liable as a guarantor on certain leases related to Winston Tire Company, its discontinued retail segment. As of January 3, 2009, the Company’s total obligations, as guarantor on these leases, are approximately $6.8 million extending over 11 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $6.3 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48. See Note 9 below for further description of FIN 48 and the related impacts.

9. Income Taxes:

The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from operations for fiscal years 2008, 2007 and 2006 (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Federal—
Current provision	$6,713	$8,410	$217
Deferred provision (benefit)	788	(6,556)	(1,495)

	7,501	1,854	(1,278)
State—
Current provision	1,228	411	271
Deferred provision (benefit)	2,644	602	(475)

	3,872	1,013	(204)

Total provision (benefit)	$11,373	$2,867	$(1,482)

Actual income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal years 2008, 2007 and 2006 as a result of the following (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Income tax provision (benefit) computed at the federal statutory rate	$7,365	$1,484	$(2,131)
Non-deductible preferred stock dividends	717	663	612
Permanent differences	229	178	170
State income taxes, net of federal income tax benefit	1,201	670	(133)
Increase in state effective tax rate	1,226	—	—
Tax settlements and other adjustments to uncertain tax positions	153	(128)	—
Increase in valuation allowance	482	—	—

Income tax provision (benefit)	$11,373	$2,867	$(1,482)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at January 3, 2009 and December 29, 2007 are as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets—
Accrued expenses and liabilities	$11,478	$6,067
Net operating loss carry-forwards	5,053	1,481
Employee benefits	3,827	5,276
Inventory cost capitalization	7,800	6,227
Other comprehensive income	1,870	810
Other	4,013	3,727

Gross deferred tax assets	34,041	23,588
Valuation allowance	(651)	(169)

Net deferred tax assets	33,390	23,419

Deferred tax liabilities—
Depreciation and amortization of intangibles	(93,398)	(89,457)
Other	(612)	(702)

Gross deferred tax liabilities	(94,010)	(90,159)

Net deferred tax liabilities	$(60,620)	$(66,740)

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets (liabilities)—
Current	$14,198	$12,981
Noncurrent	(74,818)	(79,721)

	$(60,620)	$(66,740)

As part of a merger transaction during 2005, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Company’s consolidated balance sheet as of January 3, 2009 reflects a net non-current deferred tax liability of $60.6 million. As part of the merger, the Company recorded an income tax receivable of $12.7 million, which primarily related to deductions that could be carried back two years for federal income tax purposes. The Company received this federal income tax refund during the first quarter of 2006. The remaining net deferred tax liability primarily relates to the temporary difference between book and tax basis of the Company’s intangible assets, which are amortized for book purposes but are not deductible for tax purposes.

At January 3, 2009, the Company had $11.5 million net operating losses (“NOLs”) available for federal tax purposes and NOLs available for state tax purposes of approximately $19.4 million. The NOLs for state tax purposes will expire between 2011 and 2026. Except as discussed below, the Company expects to utilize these NOLs prior to their expiration date.

Management has evaluated the Company’s deferred tax assets and has concluded that certain deferred tax assets related to some of its state NOL’s do not meet the requirement of being more likely than not that they will be realized. In addition, management has concluded that deferred tax assets that relate to certain capital losses do not meet the requirement of being more likely than not that they will be realized. As a result, the Company has established a valuation allowance against these deferred tax assets. Except for these state NOL’s and capital losses, the Company has concluded that the realizability of the remaining deferred tax assets is more likely than not. Therefore, the Company has not established a valuation allowance against any of its other deferred tax assets. The Company’s evaluation process considered the historical and long-term expected profitability of the Company as well as existence of deferred tax liabilities, which will reverse in future periods. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording an additional valuation allowance against the deferred tax assets.

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

At January 3, 2009, the Company had unrecognized tax benefits of $1.9 million, of which $1.5 million is included within accrued liabilities and $0.4 million is included within other liabilities within the accompanying consolidated balance sheet. Of the Company’s $1.9 million unrecognized tax benefits as of January 3, 2009, only $0.3 million is anticipated to have an effect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $1.9 million liability for uncertain tax positions, approximately $1.7 million relates to temporary timing differences.

During the twelve month period ended January 3, 2009, the Company accrued an additional $0.1 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax provision in the accompanying consolidated statement of operations. In addition, during the twelve month period ended January 3, 2009, the Company settled a state assessment that related to tax years 2002 – 2004. As a result of this settlement, the Company has extinguished $1.8 million related to this uncertain tax position.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2005 – 2008 remain open to examination by the taxing jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 3, 2009	December 29, 2007
Balance at beginning of year	$4,088	$5,337
Additions based on tax positions related to the current year	59	599
Settlements	(1,800)	(793)
Reductions for lapse in statute of limitations	(398)	(1,055)

Balance at end of year	$1,949	$4,088

10. Warrants:

In March 2005, in connection with the acquisition of ATD, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of Holdings Series A Common Stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded these warrants at fair value and has presented them as a component of stockholders’ equity at January 3, 2009 and December 29, 2007.

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

13. Related Party Transactions:

Redeemable Preferred Stock and Warrants

In connection with the acquisition of ATD, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of Holdings Series A Common Stock at $.01 per share to The 1818 Fund (see Note 10 and 11 for further information). Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

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

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the acquisition of ATD for services to be rendered over a period of five years following the date of the acquisition. This payment is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $0.5 million during the fiscal years ended January 3, 2009 and December 29, 2007 and $1.9 million during the fiscal year ended December 30, 2006.

14. Subsequent Event:

On February 6, 2009, the Company announced the planned retirement of Richard P. Johnson as Chief Executive Officer and the appointment of William E. Berry as President and Chief Executive Officer effective April 5, 2009. Mr. Johnson will remain as Chairman of the Board of Directors.

15. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations and cash flows of the Company.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed Consolidating Balance Sheets as of January 3, 2009 and December 29, 2007 are as follows:

	As of January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$5,784	$2,639	$—	$8,495
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	89,121	89,774	—	178,895
Inventories	—	228,986	227,091	—	456,077
Assets held for sale	—	442	14,270	—	14,712
Other current assets	2	19,940	7,687	—	27,629

Total current assets	74	344,773	351,211	—	696,058

Property and equipment, net	—	43,358	14,258	—	57,616
Goodwill and other intangible assets, net	—	564,776	48,218	—	612,994
Investment in subsidiaries	300,361	273,848	—	(574,209)	—
Other assets	1,836	11,801	10,555	—	24,192

Total assets	$302,271	$1,238,556	$424,242	$(574,209)	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$311,164	$49,227	$—	$360,391
Accrued expenses	1,723	29,035	12,347	—	43,105
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	—	2,939	111	—	3,050
Intercompany payables (receivables)	641	(71,985)	71,344	—	—

Total current liabilities	2,364	271,153	134,228	—	407,745

Long-term debt	51,480	587,858	46	—	639,384
Deferred income taxes	—	67,765	7,053	—	74,818
Other liabilities	—	11,419	9,067	—	20,486
Redeemable preferred stock	23,941	—	—	—	23,941
Stockholders’ equity:
Intercompany investment	—	280,624	211,718	(492,342)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,022	—	—	—	218,022
Warrants	4,631	—	—	—	4,631
Accumulated earnings	4,990	22,804	62,130	(84,934)	4,990
Accumulated other comprehensive loss	(3,067)	(3,067)	—	3,067	(3,067)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	224,486	300,361	273,848	(574,209)	224,486

Total liabilities and stockholders’ equity	$302,271	$1,238,556	$424,242	$(574,209)	$1,390,860

	As of December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73	$4,279	$397	$—	$4,749
Restricted cash	—	—	575	—	575
Accounts receivable, net	—	90,570	64,471	—	155,041
Inventories	—	207,468	136,070	—	343,538
Other current assets	2	24,245	1,102	—	25,349

Total current assets	75	326,562	202,615	—	529,252

Property and equipment, net	—	37,613	5,061	—	42,674
Goodwill and other intangible assets, net	—	575,225	34,655	—	609,880
Investment in subsidiaries	287,900	182,278	—	(470,178)	—
Other assets	2,190	25,667	1,033	—	28,890

Total assets	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$282,346	$4,362	$—	$286,708
Accrued expenses	1,722	49,497	1,787	—	53,006
Current maturities of long-term debt	—	2,863	119	—	2,982
Intercompany payables (receivables)	(882)	(47,141)	48,023	—	—

Total current liabilities	840	287,565	54,291	—	342,696

Long-term debt	51,480	485,273	118	—	536,871
Deferred income taxes	—	76,752	2,969	—	79,721
Other liabilities	—	9,855	3,708	—	13,563
Redeemable preferred stock	21,450	—	—	—	21,450
Stockholders’ equity:
Intercompany investment	—	280,623	146,302	(426,925)	—
Common stock	10	—	—	—	10
Additional paid-in capital	217,990	—	—	—	217,990
Warrants	4,631	—	—	—	4,631
Accumulated (deficit) earnings	(4,835)	8,578	35,976	(44,554)	(4,835)
Accumulated other comprehensive loss	(1,301)	(1,301)	—	1,301	(1,301)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	216,395	287,900	182,278	(470,178)	216,395

Total liabilities and stockholders’ equity	$290,165	$1,147,345	$243,364	$(470,178)	$1,210,696

Condensed Consolidating Statements of Operations for fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 are as follows:

	For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,133,116	$827,728	$—	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	924,242	680,822	—	1,605,064

Gross profit	—	208,874	146,906	—	355,780
Selling, general and administrative expenses	38	184,306	90,068	—	274,412

Operating (loss) income	(38)	24,568	56,838	—	81,368

Other income (expense):
Interest (expense) income	(9,537)	(49,668)	36	—	(59,169)
Other, net	(1)	(1,201)	47	—	(1,155)
Equity earnings of subsidiaries	14,072	26,154	—	(40,226)	—

Income (loss) from operations before income taxes	4,496	(147)	56,921	(40,226)	21,044
Income tax (benefit) provision	(5,175)	(14,219)	30,767	—	11,373

Net income	$9,671	$14,072	$26,154	$(40,226)	$9,671

	For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,133,933	$743,547	$—	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	931,695	621,280	—	1,552,975

Gross profit	—	202,238	122,267	—	324,505
Selling, general and administrative expenses	38	177,515	80,794	—	258,347

Operating (loss) income	(38)	24,723	41,473	—	66,158

Other income (expense):
Interest (expense) income	(9,277)	(52,388)	32	—	(61,633)
Other, net	—	(322)	37	—	(285)
Equity earnings of subsidiaries	4,382	13,432	—	(17,814)	—

(Loss) income from operations before income taxes	(4,933)	(14,555)	41,542	(17,814)	4,240
Income tax (benefit) provision	(6,306)	(18,937)	28,110	—	2,867

Net income	$1,373	$4,382	$13,432	$(17,814)	$1,373

	For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$988,420	$589,553	$—	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	805,582	488,012	—	1,293,594

Gross profit	—	182,838	101,541	—	284,379
Selling, general and administrative expenses	36	137,897	89,466	—	227,399
Impairment of intangible asset	—	2,640	—	—	2,640

Operating (loss) income	(36)	42,301	12,075	—	54,340

Other income (expense):
Interest expense	(8,446)	(46,006)	(5,613)	—	(60,065)
Other, net	—	(453)	89	—	(364)
Equity earnings of subsidiaries	1,811	4,956	—	(6,767)	—

(Loss) income from operations before income taxes	(6,671)	798	6,551	(6,767)	(6,089)
Income tax (benefit) provision	(2,064)	(1,013)	1,595	—	(1,482)

Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 are as follows:

	For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,671	$14,072	$26,154	$(40,226)	$9,671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	354	26,757	3,253	—	30,364
Provision for doubtful accounts	—	1,376	1,138	—	2,514
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accrued dividends on 8% cumulative preferred stock	2,051	—	—	—	2,051
Provision for deferred income taxes	—	3,342	90	—	3,432
Other, net	32	456	(47)	—	441
Equity earnings of subsidiaries	(14,072)	(26,154)	—	40,226	—
Change in assets and liabilities:
Accounts receivable, net	—	2,535	(1,667)	—	868
Inventories	—	(17,880)	(25,187)	—	(43,067)
Other current assets	—	(44)	154	—	110
Accounts payable and accrued expenses	1	(38,918)	(20,697)	—	(59,614)
Other, net	(2)	(804)	(491)	—	(1,297)

Net cash used in operating activities	(1,524)	(35,262)	(17,300)	—	(54,086)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(71,450)	2,866	—	(68,584)
Purchase of property and equipment	—	(12,237)	(1,187)	—	(13,424)
Purchase of assets held for sale	—	(3,020)	—	—	(3,020)
Proceeds from sale of property and equipment	—	54	116	—	170
Proceeds from disposal of assets held for sale	—	3,187	—	—	3,187
Intercompany	1,523	(15,139)	13,616	—	—

Net cash provided by (used in) investing activities	1,523	(98,605)	15,411	—	(81,671)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,948,575	3,700	—	1,952,275
Repayments of revolving credit facility	—	(1,798,645)	—	—	(1,798,645)
Payments of other long-term debt	—	(4,308)	(144)	—	(4,452)
Change in restricted cash	—	(10,250)	575	—	(9,675)

Net cash provided by financing activities	—	135,372	4,131	—	139,503

Net (decrease) increase in cash and cash equivalents	(1)	1,505	2,242	—	3,746
Cash and cash equivalents, beginning of year	73	4,279	397	—	4,749

Cash and cash equivalents, end of year	$72	$5,784	$2,639	$—	$8,495

	For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,373	$4,382	$13,432	$(17,814)	$1,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	353	28,657	4,142	—	33,152
Provision for doubtful accounts	—	564	290	—	854
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accretion of Senior Discount Notes	1,571	—	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	1,893	—	—	—	1,893
Benefit for deferred income taxes	—	(6,916)	—	—	(6,916)
Other, net	1	(871)	32	—	(838)
Equity earnings of subsidiaries	(4,382)	(13,432)	—	17,814	—
Change in assets and liabilities:
Accounts receivable, net	—	(5,772)	(8,663)	—	(14,435)
Inventories	—	(23,270)	(12,077)	—	(35,347)
Other current assets	—	(3,457)	37	—	(3,420)
Accounts payable and accrued expenses	1,695	45,409	(7,254)	—	39,850
Other, net	1	1,439	(791)	—	649

Net cash provided by (used in) operating activities	2,946	26,733	(10,852)	—	18,827

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(21,459)	478	—	(20,981)
Purchase of property and equipment	—	(7,148)	(1,500)	—	(8,648)
Purchase of assets held for sale	—	(2,388)	—	—	(2,388)
Proceeds from sale of property and equipment	—	48	257	—	305
Proceeds from disposal of assets held for sale	—	1,852	—	—	1,852
Intercompany	(2,946)	(9,420)	12,366	—	—

Net cash (used in) provided by investing activities	(2,946)	(38,515)	11,601	—	(29,860)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,669,818	—	—	1,669,818
Repayments of revolving credit facility	—	(1,651,574)	—	—	(1,651,574)
Payments of other long-term debt	—	(4,402)	—	—	(4,402)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)
Change in restricted cash	—	—	(575)	—	(575)

Net cash provided by (used in) financing activities	—	12,757	(575)	—	12,182

Net increase in cash and cash equivalents	—	975	174	—	1,149
Cash and cash equivalents, beginning of year	73	3,304	223	—	3,600

Cash and cash equivalents, end of year	$73	$4,279	$397	$—	$4,749

	For the Fiscal Year Ended December 30, 2006
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,607)	$1,811	$4,956	$(6,767)	$(4,607)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	351	26,547	3,616	—	30,514
Impairment of intangible asset	—	2,640	—	—	2,640
Provision for (recovery of) doubtful accounts	—	3	(328)	—	(325)
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accretion of Senior Discount Notes	5,906	—	—	—	5,906
Accrued dividends on 8% cumulative preferred stock	1,750	—	—	—	1,750
Benefit for deferred income taxes	—	(1,970)	—	—	(1,970)
Post-retirement benefit plan termination	—	(1,933)	—	—	(1,933)
Other, net	(928)	(89)	(459)	—	(1,476)
Equity earnings of subsidiaries	(1,811)	(4,956)	—	6,767	—
Change in assets and liabilities:
Accounts receivable, net	—	6,447	(4,254)	—	2,193
Inventories	—	(6,300)	(1,595)	—	(7,895)
Other current assets	1	2,003	124	—	2,128
Income tax receivable	—	13,605	—	—	13,605
Accounts payable and accrued expenses	25	39,162	(13,472)	—	25,715
Other, net	(25)	(288)	213	—	(100)

Net cash provided by (used in) operating activities	1,103	76,682	(11,199)	—	66,586

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,989)	632	—	(20,357)
Purchase of property and equipment	—	(8,866)	(979)	—	(9,845)
Purchase of assets held for sale	—	(536)	—	—	(536)
Proceeds from sale of property and equipment	—	57	364	—	421
Proceeds from disposal of assets held for sale	—	1,790	—	—	1,790
Intercompany	(1,100)	(9,023)	10,123	—	—

Net cash (used in) provided by investing activities	(1,100)	(37,567)	10,140	—	(28,527)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,413,621	—	—	1,413,621
Repayments of revolving credit facility	—	(1,448,090)	—	—	(1,448,090)
Payments of other long-term debt	—	(4,837)	(464)	—	(5,301)
Payments of deferred financing costs	(3)	(231)	—	—	(234)

Net cash used in financing activities	(3)	(39,537)	(464)	—	(40,004)

Net decrease in cash and cash equivalents	—	(422)	(1,523)	—	(1,945)
Cash and cash equivalents, beginning of year	73	3,726	1,746	—	5,545

Cash and cash equivalents, end of year	$73	$3,304	$223	$—	$3,600

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended January 3, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected. See “Management’s Report on Internal Control Over Financial Reporting” on page 38 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table contains information regarding our current directors and executive officers. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
Richard P. Johnson	61	Chairman, Chief Executive Officer and Director
William E. Berry	54	President and Chief Operating Officer
J. Michael Gaither	56	Executive Vice President, General Counsel and Secretary
David L. Dyckman	44	Executive Vice President and Chief Financial Officer
Daniel K. Brown	55	Executive Vice President—Sales
Phillip E. Marrett	58	Executive Vice President—Procurement
David Tayeh	42	Director
Donald Hardie	41	Director
James Hardymon	74	Director
Randy Peeler	44	Director
Joel Beckman	53	Director
Joseph P. Donlan	62	Director
James M. Micali	61	Director

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

Donald Hardie—Director. Mr. Hardie became a Director in March 2005. He was formerly an executive officer of Investcorp or one or more of its wholly owned subsidiaries. Prior to his association with Investcorp, Mr. Hardie was an investment banker and a lawyer. He received his B.A. in English Literature and Finance from the University of Virginia and a J.D. from New York University School of Law. As of January 3, 2009, Mr. Hardie is an independent member of the board of directors.

James Hardymon—Director. Mr. Hardymon became a Director in March 2008. He is the retired Chief Executive Officer and Chairman of Textron, Inc. Mr. Hardymon currently serves as a director of Lexmark International, Inc. and WABCO, Inc. and is non-executive Chairman of WABCO, Inc. Mr. Hardymon is a member of Advisory Boards of Investcorp International, Inc.

Randy Peeler—Director. Mr. Peeler became a Director in March 2005. He is a Managing Director of Berkshire Partners. Mr. Peeler joined Berkshire Partners in 1996. From 1994 to 1996, Mr. Peeler was responsible for new business ventures at Health Advances. Prior to that time, Mr. Peeler served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, Mr. Peeler was a consultant with Cannon Associates.

Joel Beckman—Director. Mr. Beckman became a Director in March 2005. He is a founder and Managing Partner of Greenbriar Equity Group LLC. Prior to founding Greenbriar in 2000, Mr. Beckman was a Director and Partner of Goldman, Sachs & Co., which he joined in 1981.

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

James M. Micali—Director. Mr. Micali became a Director in February 2009. Mr. Micali is “Of Counsel” with Ogletree Deakins LLC (law firm) in Greenville, S.C., and Senior Advisor to Azalea Fund III of Azalea Capital LLC (private equity firm) in Greenville, S.C. He retired as Chairman and President of Michelin North America, Inc. (tire manufacturer), Greenville, S.C., in August 2008. He had held that position since 1996. In

2001, he became a member of Michelin Group’s Executive Council. Mr. Micali was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996, and prior to that was General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation, Ritchie Bros. Auctioneers, Inc. and Sonoco Products Company. As of January 3, 2009, Mr. Micali is an independent member of the board of directors.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer. A copy of our code of conduct is available, free of charge, upon written request sent to the legal department at our corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078.

Audit Committee Financial Expert

Our Board of Directors has determined that Donald Hardie, an independent director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. We are not listed on any exchange.

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

THE COMPENSATION COMMITTEE
David Tayeh
Donald Hardie

Compensation Discussion and Analysis

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. Later in this Form 10-K, you will find a series of tables containing specific information about the compensation earned in fiscal 2008 by the following individuals, referred to as our named executive officers:

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

We also believe that the best way to directly align the interests of our executives with the interests of our shareholders is to make sure that our executives retain an appropriate level of equity ownership throughout their tenure with us. Our compensation program pursues this objective through our equity-based long-term incentive awards.

These programs are continually evaluated for effectiveness in achieving our stated objectives as well as to reflect the economic environment within which we operate. In this vein, recent events roiling the world’s economies provide a backdrop for the continued review of our compensation strategies. This includes adjusting shorter term compensation and incentives to help manage through the difficult 2009 economic environment while at the same time addressing alternative long term strategies to reward for long term success and execution. This includes freezing all wages and compensation effective January 4, 2009, the first day of our 2009 fiscal year.

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

• Executive focus on Company performance • Executive ownership of Company security • Retention of the executives

Retirement Benefits

•        Our executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax qualified and nonqualified retirement plans

•        The Deferred Compensation Plan is a nonqualified plan comprised of a voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory program that provides for certain contributions to be made on behalf of certain executives by the Company according to a Board approved schedule. Effective January 4, 2009, the Company suspended contributions to this plan for fiscal year 2009. While Company funds are set aside to fund this plan, they remain available to the general creditors of the Company.

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

• Termination benefits are designed to retain executives and provide continuity to management.

(1)	We evaluate liquidity based on several factors, of which the primary financial measure is Indenture EBITDA. The presentation of Indenture EBITDA, a non-GAAP financial measure, and ratios based thereon, do not comply with accounting principles generally accepted in the United States because they are adjusted to exclude certain cash expenses, as defined in the indentures. We present Indenture EBITDA as it is used to determine our compliance with covenants contained in the related indentures governing our notes. The covenants are tied to ratios based on Indenture EBITDA, which are referred to as Consolidated Cash Flows in the indenture agreement. Indenture EBITDA as used herein represents earnings before interest, taxes, depreciation and amortization and other adjustments permitted in calculating covenant compliance under the indentures. We believe that the inclusion of this supplementary information is necessary for investors to understand our abilities to comply with the financial covenants and debt service of the notes. Indenture EBITDA should not be considered an alternative to, or more meaningful than, cash flow as determined in accordance with accounting principles generally accepted in the United States. See page 31 for a reconciliation of Indenture EBITDA.

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

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, the Company seeks to provide competitive pay relative to the market place, for total direct compensation opportunities, including salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. To achieve competitive positioning for the annual cash compensation component, we provide somewhat conservative approach to base salaries with a higher-than-average target bonus opportunities annually, to focus less on fixed pay and more on performance-based opportunities. Targeted annual cash bonus opportunities are based on, among other things, our budgeted annual Indenture EBITDA goals and other factors, which may fluctuate from year-to-year.

The compensation committee focuses on the executive’s tenure, individual performance, changes in responsibility and our overall annual budget goals. Additionally, the compensation committee ensures that compensation paid is consistent with such factors as change in cost of living.

2008 Base Salary

Base salary levels reflect a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The compensation committee reviews salary levels annually using these factors. We do not target base salary at any particular percent of total compensation.

The base salaries of our named executive officers reflected our conservative philosophy. The Chief Executive Officer participates with other senior management in preparing salary recommendations for the compensation committee, including that of the Chief Executive Officer. Those recommendations are reviewed, modified and/or approved by the compensation committee and submitted to the board of directors for final ratification. In fiscal 2008, base pay increases granted to Messrs. Dyckman, Berry, Gaither and Brown ranged from 3.6% to 11.5% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness. Mr. Johnson’s salary was not adjusted.

2008 Annual Incentive Plan

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

For the named executives, the compensation committee set annual bonus opportunities for fiscal 2008 based on achievement of performance goals relating to Indenture EBITDA of the Company, which we believe has a strong correlation with shareholder value. We set the Indenture EBITDA goals for fiscal 2008 bonus opportunities at levels that are intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry.

Once our performance goals have been set and approved, the Compensation Committee then sets a bonus pool for all executives covered by the Annual Incentive Plan as a percentage of Indenture EBITDA. The targeted bonus pool for 2008 was $5.8 million, subject to adjustment, based upon an Indenture EBITDA target of $107.9 million. In fiscal 2008, the Company achieved 99.3% of the Indenture EBITDA goal, which resulted in a total bonus pool paid of $5.3 million. The Committee then sets a range of bonus opportunities for each named executive officer based on the achievement of such goals. Target bonus opportunities for fiscal 2008 were set as a percentage of the pool as follows: Mr. Johnson, 17.3%; Mr. Berry, 10.3%; Messrs. Dyckman, Gaither and Brown, 4.7% each.

Actual bonus amounts for fiscal 2008 were determined based on achievement of the performance goals. The named executives were eligible to earn their percentage of the bonus pool if the Company achieved at least 95% of its Indenture EBITDA goal. No bonus is earned if performance falls below 95% of the Indenture EBITDA goal. The pool grows pro-rata for Indenture EBITDA between the 95% and 100% achievement of the Company’s Indenture EBITDA goal. Above 100% of the Company’s Indenture EBITDA goal, the pool grows by approximately 40% of each incremental Indenture EBITDA dollar. Actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table. The Compensation Committee reserves the right to modify and/or change the plan at any time in their sole discretion.

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

In connection with our acquisition by Investcorp, S.A., on March 31, 2005 we granted, in exchange for the assignment and transfer to the Company of 372,888 options to purchase ATD common stock under the previously existing ATD stock option plan, non-qualified options (“the Rollover Options”) to purchase 33,199 shares of Series A Common Stock, $0.01 par value per share, of the Company. All Rollover Options granted under the 2005 Plan are fully vested.

The following table summarizes compensation for our Named Executive Officers for fiscal years 2008, 2007 and 2006.

Summary Compensation Table for Fiscal Years 2008, 2007 and 2006

Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard P. Johnson	2008	$550,000	$916,100	$68,500	$1,534,600
Chairman and Chief Executive Officer	2007	550,000	1,344,882	66,328	1,961,210
	2006	525,000	115,000	46,792	686,792

David L. Dyckman	2008	287,693	250,300	23,313	561,306
Executive Vice President and Chief Financial Officer	2007	260,000	369,843	21,130	650,973
	2006	250,000	55,000	14,400	319,400

William E. Berry	2008	373,077	548,500	56,260	977,837
President and Chief Operating Officer	2007	350,000	806,929	55,762	1,212,691
	2006	325,000	100,000	45,815	470,815

J. Michael Gaither	2008	289,231	250,300	57,497	597,028
Executive Vice President, General Counsel and Secretary	2007	280,000	369,843	54,816	704,659
	2006	280,000	55,000	42,427	377,427

Daniel K. Brown	2008	269,231	250,300	50,787	570,318
Executive Vice President—Sales	2007	260,000	369,843	47,482	677,325
	2006	250,000	55,000	38,606	343,606

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

All Other Compensation from Summary Compensation Table for Fiscal Years 2008, 2007 and 2006

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance		401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits	Long- term Disability	Total
Richard P. Johnson	2008	$27,000	$19,200		$7,750	$5,904	$5,548	$2,273	$825	$68,500
	2007	27,000	15,954	(1)	6,923	5,904	7,370	2,077	1,100	66,328
	2006	27,000	8,053	(2)	6,600	—	4,222	—	917	46,792

David L. Dyckman	2008	—	14,400		7,750	—	338	—	825	23,313
	2007	—	14,400		5,400	—	230	—	1,100	21,130
	2006	—	14,400		—	—	—	—	—	14,400

William E. Berry	2008	20,000	16,800		10,250	5,544	1,319	1,522	825	56,260
	2007	20,000	16,800		7,723	5,544	2,350	2,245	1,100	55,762
	2006	20,000	16,800		6,600	—	1,498	—	917	45,815

J. Michael Gaither	2008	17,000	16,800		10,250	6,000	1,622	5,000	825	57,497
	2007	17,000	16,800		7,500	6,000	1,416	5,000	1,100	54,816
	2006	17,000	16,800		6,600	—	1,110	—	917	42,427

Daniel K. Brown	2008	16,000	14,400		7,750	5,544	857	5,411	825	50,787
	2007	16,000	14,400		5,400	5,544	1,311	3,727	1,100	47,482
	2006	16,000	14,400		6,240	—	1,049	—	917	38,606

(1)	Includes $1,554 included in taxable wages with respect to personal use of a Company vehicle.
(2)	Represents amounts included in taxable wages with respect to personal use of a Company vehicle.

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended January 3, 2009 to the Named Executive Officers:

Grants of Plan-Based Awards for Fiscal Year 2008

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($) (a)	Target ($) (b)	Maximum ($) (c)
Richard P. Johnson	$401,200	$1,002,900	—
David L. Dyckman	109,600	274,000	—
William E. Berry	240,200	600,500	—
J. Michael Gaither	109,600	274,000	—
Daniel K. Brown	109,600	274,000	—

(a)	Represents the minimum payment under the Annual Incentive Plan if the threshold level of 95% of Indenture EBITDA goal is reached.
(b)	Amounts represent payments under the Annual Incentive Plan if the Company achieves 100% of plan performance. In Fiscal 2008, the Company did not meet plan targets, which resulted in lower payments. These payments are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(c)	There is no limit to the maximum amount payable under the Annual Incentive Plan.

The following table provides information concerning unexercised options for the Named Executive Officers as of January 3, 2009.

Outstanding Equity Awards at Fiscal 2008 Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard P. Johnson	15,323	(a)	—		$15.73	06/12/12
	11,010	(b)	16,514	(b)	211.50	06/22/12
	—		19,773	(c)	211.50	06/22/12

David L. Dyckman	1,468	(b)	2,202	(b)	211.50	01/03/13
	—		2,636	(c)	211.50	01/03/13

William E. Berry	10,215	(a)	—		15.73	06/12/12
	7,340	(b)	11,009	(b)	211.50	06/22/12
	—		13,182	(c)	211.50	06/22/12

J. Michael Gaither	7,661	(a)	—		15.73	06/12/12
	1,652	(b)	2,477	(b)	211.50	06/22/12
	—		2,966	(c)	211.50	06/22/12

Daniel K. Brown	1,468	(b)	2,202	(b)	211.50	06/22/12
	—		2,636	(c)	211.50	06/22/12

(a)	Represents Rollover Options that were granted in exchange for options to purchase ATD common stock under the previously existing ATD stock option plan. All Rollover Options were granted under the 2005 Plan and are fully vested.
(b)	Represents options that were granted under the 2005 Plan which vest based on the Company meeting specified performance goals, the passage of time or upon the occurrence of certain events.
(c)	Represents options that were granted under the 2005 Plan which vest in connection with the future sale of the Company based on the achievement of certain performance goals.

The following table sets forth our executive officers’ information regarding nonqualified deferred compensation plans, including, with respect to each Named Executive Officer, the aggregate contributions made by such executive officer during the fiscal year ended January 3, 2009, the aggregate contributions made by the Company during the fiscal year ended January 3, 2009, on behalf of the executive officer, the aggregate losses accrued during the fiscal year ended January 3, 2009, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended January 3, 2009 and balance of account as of January 3, 2009.

Nonqualified Deferred Compensation for Fiscal Year 2008

Name	Executive Contributions in 2008 ($) (a)	Registrant Contributions in 2008 ($) (b)	Aggregate losses in 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at January 3, 2009 ($) (c)
Richard P. Johnson	$11,000	$27,000	$(122,685)	$(33,059)	$233,961
David L. Dyckman	—	—	—	—	—
William E. Berry	55,269	20,000	(164,380)	—	248,721
J. Michael Gaither	—	17,000	(133,953)	—	277,296
Daniel K. Brown	—	16,000	(158,264)	—	240,304

(a)	Amounts in this column are included in the amounts reported as salary and/or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2008 for each of the named executive officers.

(b)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(c)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
Richard P. Johnson	2008	$38,000
	2007	37,981
	2006	37,500

David L. Dyckman	2008	—
	2007	—
	2006	—

William E. Berry	2008	75,269
	2007	46,301
	2006	99,100

J. Michael Gaither	2008	17,000
	2007	21,514
	2006	29,169

Daniel K. Brown	2008	16,000
	2007	16,000
	2006	16,000

In 1999, we established a deferred compensation plan for our top executives and regional employees covered by the executive bonus plan to encourage each participant to promote our long-term interests. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, we make contributions on behalf of our top executives and certain regional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. All named executives participating in the plan have been participants since before November 23, 1998. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by us, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by our Board of Directors. Upon consummation of the acquisition of ATD, all balances under the 1999 Company Deferred Compensation Plan became vested and payable.

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

Compensation of Directors

During fiscal year 2008, the following compensation was paid to James Hardymon, the one director receiving a fee for service who is otherwise not an employee of the Company or a representative of our shareholders:

Name	Fees Earned or Paid in Cash ($)
James Hardymon	$50,000

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, David Tayeh and Donald Hardie served on a compensation committee of our Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full Board of Directors.

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

The following tables set forth certain information regarding the beneficial ownership of the voting stock of Holdings as of March 15, 2009. The tables set forth:

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

Series A Common Stock

(Non-Voting Stock)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Series (3)
Richard P. Johnson	26,333	(5)	3.7%
1818 Mezzanine Fund	21,895	(4)	3.1
William E. Berry	17,555	(5)	2.5
J. Michael Gaither	9,313	(5)	1.3
Daniel K. Brown	3,832	(6)	0.6
David L. Dyckman	1,468	(5)	0.2
All of our directors and executive officers as a group (8 persons)	84,494	(7)	11.0

Series B Common Stock

(30.4% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Berkshire Fund VI Limited Partnership (8)	221,969	72.2%
Greenbriar Equity Fund L.P (9)	81,125	26.4
Berkshire Investors LLC (8)	2,616	0.9
Greenbriar Coinvestment Partners, L.P (9)	1,617	0.5

Series D Common Stock

(69.6% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Investcorp S.A. (10)(11)	1,500	100.0%
Ballet Limited (11)	138	9.2
Denary Limited (11)	138	9.2
Gleam Limited (11)	138	9.2
Highlands Limited (11)	138	9.2
Noble Limited (11)	138	9.2
Outrigger Limited (11)	138	9.2
Quill Limited (11)	138	9.2
Radial Limited (11)	138	9.2
Shoreline Limited (11)	138	9.2
Zinnia Limited (11)	138	9.2
Investcorp Investment Equity Limited (11)	120	8.0

(1)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(2)	For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2009 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	This number reflects the percentage of the number of outstanding shares of such series of our stock, after giving effect to the exercise of options and/or warrants owned by such person or persons.
(4)	Represents shares issuable upon the exercise of warrants. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to exercise investment power over the shares. See Notes 10, 11 and 13 of Notes to Consolidated Financial Statements.
(5)	Represents shares of Series A common stock issuable upon the exercise of options.
(6)	Includes 1,468 shares of Series A common stock issuable upon the exercise of options.
(7)	Includes 57,871 shares of Series A common stock issuable upon the exercise of options and 21,895 shares of Series A common stock issuable upon the exercise of warrants.
(8)	In care of Berkshire Partners LLC, One Boston Place, 33rd Floor, Boston, MA 02108.
(9)	In care of Greenbriar Equity Group LLC, 555 Theodore Fremd Avenue, Suite A-201, Rye, New York 10580.
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

The following table provides information as of January 3, 2009, with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	199,399	$156.34	13,353
Equity compensation plans not approved by shareholders	—	—	—

Total	199,399	$156.34	13,353

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Notes 10, 11 and 13 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2008 and as of January 3, 2009, a majority of our Directors do not meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our Directors and deem each to be at an arms length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2008 and 2007.

	2008	2007
	(in thousands)
Audit Fees (a)	$512	$793
Audit-Related Fees (b)	719	223
Tax Fees (c)	12	145

Total	$1,243	$1,161

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Audit-related fees include payment for services in connection with our acquisitions as well as the audit of our employee benefit plans (during fiscal 2007) and consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007

•	Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

•	Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

•	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

(in thousands)

	Balance Beginning of Year	Additions			Deductions		Balance End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
2008
Allowance for doubtful accounts	$2,093	$2,515	$—		$(2,294	)(1)	$2,314
Acquisition exit cost reserves (2)	5,749	(16)	11,292	(3)	(1,752)		15,273
Inventory reserves	231	988	—		(1,398)		(179)
Sales returns and allowances	1,731	3,108	—		(3,160)		1,679
Valuation allowance on deferred tax assets	169	482	—		—		651
2007
Allowance for doubtful accounts	$1,469	$854	$—		$(230	)(1)	$2,093
Acquisition exit cost reserves (2)	3,584	378	2,690	(3)	(903)		5,749
Inventory reserves	1,671	4,410	—		(5,850)		231
Sales returns and allowances	1,870	2,151	—		(2,290)		1,731
Valuation allowance on deferred tax assets	—	169	—		—		169
2006
Allowance for doubtful accounts	$1,560	$(325)	$—		$234	(1)	$1,469
Acquisition exit cost reserves (2)	3,617	1,024	164	(3)	(1,221)		3,584
Inventory reserves	720	2,832	—		(1,881)		1,671
Sales returns and allowances	1,755	2,833	—		(2,718)		1,870

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents facilities closing cost of acquired Am-Pac Tire, Gray’s Tire, Martino Tire, Silver State, Wholesale Tire and Target Tire distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated February 4, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

2.2	Amended and Restated Agreement and Plan of Merger, dated March 7, 2005, by and among American Tire Distributors Holdings, Inc., ATD Mergersub, Inc., Charlesbank Equity Fund IV, Limited Partnership, Charlesbank Capital Partners, LLC, as stockholder representative, and American Tire Distributors, Inc. ++

2.3	Stock Purchase Agreement, dated as of December 18, 2008, by and among American Tire Distributors, Inc., ITOCHU International Inc., ITOCHU Corporation and Am-Pac Tire Dist. Inc. ***

3.1	Certificate of Incorporation of American Tire Distributors Holdings, Inc. ++

3.2	Amended and Restated Certificate of American Tire Distributors Holdings, Inc. ++

3.3	By-laws of American Tire Distributors, Inc. as amended. *

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. ++

3.5	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”) ¿

3.6	Second Restated Certificate of Incorporation of Heanfer Tire Group, Inc. ±

3.7	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002 ≠

3.8	Third Restated Certificate of Incorporation of American Tire Distributors, Inc. ^

3.9	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc. ‡

3.10	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc. **

3.11	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. ++

3.12	Amended and Restated By-laws of the Company. ++

3.13	Articles of Incorporation of The Speed Merchant, Inc. *

3.14	By-laws of The Speed Merchant, Inc. *

3.15	Articles of Incorporation of Phoenix Racing, Inc. *

3.16	By-laws of Phoenix Racing, Inc. *

3.17	Articles of Incorporation of California Tire Company. ††

3.18	By-laws of California Tire Company. ††

3.19	Articles of Incorporation of T.O. Haas Holding Co., Inc. ¿

3.20	Amended By-laws of T.O. Haas Holding Co., Inc. ¿

3.21	Articles of Incorporation of T.O. Haas Tire Co., Inc. ¿

3.22	By-laws of T.O. Haas Tire Co., Inc. ¿

3.23	Articles of Incorporation of Texas Market Tire, Inc. ++

3.24	By-laws of Texas Market Tire, Inc. ++

3.25	Articles of Incorporation of Texas Market Tire Holdings I, Inc. ++

3.26	By-laws of Texas Market Tire Holdings I, Inc. ++

3.27	Articles of Incorporation of Target Tire, Inc. ++

3.28	By-laws of Target Tire, Inc. ++

3.29	Articles of Incorporation of Wholesale Tire Distributors, Inc. :

3.30	By-laws of Wholesale Tire Distributors, Inc. :

3.31	Articles of Incorporation of Wholesale Tire Distributors of Idaho, Inc. :

3.32	By-laws of Wholesale Tire Distributors of Idaho, Inc. :

3.33	Articles of Incorporation of Wholesale Tire Distributors of Wyoming, Inc. :

3.34	By-laws of Wholesale Tire Distributors of Wyoming, Inc. :

3.35	Articles of Incorporation of Farm Tire & Supply Co., Inc. :

3.36	By-laws of Farm Tire & Supply Co., Inc. :

4.1	Indenture, dated March 31, 2005, among American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Holdings Indenture”). ++

4.2	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Note Indenture”). ++

4.3	Indenture, dated March 31, 2005, among ATD Mergersub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Note Indenture”). ++

4.4	Supplemental Indenture, dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.5	Supplemental Indenture dated March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., and Wachovia Bank, National Association, as Trustee. ++

4.6	Form of Holdings Senior Discount Note (attached as Exhibit A to the Holdings Indenture). ++

4.7	Form of the Company Floating Rate Note (attached as Exhibit A to the Floating Rate Note Indenture). ++

4.8	Form of the Company Fixed Rate Note (attached as Exhibit A to the Fixed Rate Note Indenture). ++

5.1	Gibson, Dunn and Crutcher, LLP letter as to the legality of the securities being registered, dated May 13, 2005. ++

10.1	Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders ¿¿

10.2	First Amendment to Third Amended and Restated Loan and Security Agreement ==

10.3	Second Amendment to Third Amended and Restated Loan and Security Agreement ^^

10.4	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, among the Company, The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., as Borrowers and Banc of America Securities LLC, as Book Running Manager, Wachovia Securities, GECC Capital Markets Group, Inc. and Banc of America Securities LLC, each as Co-Lead Arranger, Wachovia Bank, National Association and General Electric Capital Corporation as Co-Syndication Agents and Bank of America, N.A. as administrative agent and collateral agent for the Lenders. ++

10.5	First Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.6	Second Amendment to Fourth Amended and Restated Loan and Security Agreement :

10.7	Third Amendment to Fourth Amended and Restated Loan and Security Agreement ••

10.8	Fifth Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of May 9, 2007, among American Tire Distributors, Inc., The Speed Merchant, Inc., and T.O. Haas Tire Company, Inc., as borrowers, and Wachovia Bank, National Association and General Electric Capital Corporation, as co-syndication agents, The CIT Group/Business Credit, Inc., as documentation agent, and Bank of America, N.A., as administrative and collateral agent for the lenders. ☐

10.9	Registration Rights Agreement, made as of March 31, 2005, by American Tire Distributors Holdings, Inc for the benefit of the Holders hereto. ++

10.10	Termination Agreement dated March 31, 2005, among The 1818 Mezzanine Fund II, L.P., Charlesbank Equity Fund IV, Limited Partnership and American Tire Distributors, Inc. ++

10.11	Purchase Agreement, dated March 25, 2005, between American Tire Distributors Holdings, Inc. and The 1818 Mezzanine Fund II, L.P. ++

10.12	Stockholders Agreement, dated as of March 31, 2005, by and between American Tire Distributors Holdings, Inc., and each person listed on the signature pages hereto. ++

10.13	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.14	Stock Purchase Agreement dated March 30, 2005, between the parties listed on Schedule A hereto and American Tire Distributors Holdings, Inc. ++

10.15	Securities Purchase Agreement, dated as of May 7, 1997, between The J.H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company *

10.16	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company #

10.17	Commitment Letter, dated March 25, 2005, by and among American Tire Distributors Holdings, Inc. and The Goodyear Tire and Rubber Co. ++

10.18	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan #

10.19	Heafner Tire Group 1999 Stock Option Plan +/-

10.20	American Tire Distributors, Inc. 2002 Stock Option Plan ■

10.21	American Tire Distributors Holdings, Inc. 2005 Management Stock Incentive Plan :

10.22	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett ■

10.23	Form of Incentive Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.24	Form of Base Option Agreement under the 2005 Management Stock Incentive Plan for the Named Executive Officers :

10.25	The J.H. Heafner Company 1997 Restricted Stock Plan *

10.26	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders *

10.27	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson #

10.28	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas +/-+/-

10.29	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz ##

10.30	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson. ++

10.31	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and William Berry. ++

10.32	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither. ++

10.33	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett. ++

10.34	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown. ++

10.35	Executive Employment Agreement, dated March 31, 2005, between American Tire Distributors, Inc. and Scott A. Deininger. ++

10.36	Executive Employment Agreement, dated December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman. :

10.37	First Amendment to Employment Agreement, dated March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson ■ ■

10.38	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Richard P. Johnson ++

10.39	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and William Berry ++

10.40	Rollover Stock Option Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and J. Michael Gaither. ++

10.41	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Scott A. Deininger. ++

10.42	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Keith Calcagno. ++

10.43	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Daniel K. Brown. ++

10.44	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Phillip E. Marrett. ++

10.45	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas Gibson. ++

10.46	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas L. Dawson. ++

10.47	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Lawrence B. Stoddard. ++

10.48	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Leon J. Sawyer. ++

10.49	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and George J. Bender. ++

10.50	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James Gill. ++

10.51	Stock Purchase Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and James D. Matthews. ++

10.52	Purchase Agreement, dated March 23, 2005 between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.53	Registration Rights Agreement, dated March 31, 2005, between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLO, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC. ++

10.54	Purchase Agreement, dated March 23, 2005, between American Tire Distributors, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC, and Wachovia Capital Markets, LLC. ++

10.55	Warrant Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and the purchaser named herein. ++

12.1	Statement re: Computation of Ratios •••

21.1	Chart of Subsidiaries of the Company •••

25.1	Statement of eligibility of Trustee. ++

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 •••

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 •••

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. •••

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.

¿	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001. 9
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
≠	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
■	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
¿¿	Incorporated by reference to the Company’s 10-K, filed on March 26, 2004.
==	Incorporated by reference to the Company’s 10-Q, filed on May 17, 2004.
^^	Incorporated by reference to the Company’s 10-Q, filed on November 15, 2004.
++	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 13, 2005.
:	Incorporated by reference to the Company’s 10-K, filed on March 31, 2006.
••	Incorporated by reference to the Company’s 10-Q, filed on May 16, 2006
☐	Incorporated by reference to the Company’s 8-K, filed on May 14, 2007.
■ ■	Incorporated by reference to the Company’s 10-K, filed on March 26, 2008.
***	Incorporated by reference to the Company’s 8-K, filed on December 22, 2008.
•••	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 3, 2009.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ RICHARD P. JOHNSON
Name:	Richard P. Johnson
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2009.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 3, 2009

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	April 3, 2009

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	April 3, 2009

/s/ DAVID L. DYCKMAN David L. Dyckman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2009

/s/ DAVID TAYEH David Tayeh	Director	April 3, 2009

/s/ DONALD HARDIE Donald Hardie	Director	April 3, 2009

/s/ JAMES HARDYMON James Hardymon	Director	April 3, 2009

Randy Peeler	Director	April 3, 2009

/s/ JOEL BECKMAN Joel Beckman	Director	April 3, 2009

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	April 3, 2009

/s/ JAMES M. MICALI James M. Micali	Director	April 3, 2009