Form 10-Q
period 2009-04-04
American Tire Distributors Holdings, Inc.
filed 2009-05-18
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

A Delaware Corporation	IRS Employer Identification
No. 59-3796143

12200 Herbert Wayne Court

Suite 150

Huntersville, North Carolina 28078

(704) 992-2000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at May 11, 2009: 999,527

As used in this report on Form 10-Q, the terms “Holdings,” “Company,” “we,” “us,” “our,” and similar terms refer to American Tire Distributors Holdings, Inc. and its subsidiaries, unless the context indicates otherwise. The term “ATD” refers to American Tire Distributors, Inc. and its subsidiaries.

Cautionary Statements on Forward-Looking Information

This Form 10-Q contains forward-looking statements relating to our business and financial outlook, and that are based on our current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information or the occurrence of future events or changes in circumstances.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events, as well as those items identified under the heading “Risk Factors” as reported in our Annual Report on Form 10-K filed on April 3, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	April 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$9,100	$8,495
Restricted cash	10,250	10,250
Accounts receivable, net of allowance for doubtful accounts of $2,262 and $2,314	192,775	178,895
Inventories	382,653	456,077
Assets held for sale	13,868	14,712
Deferred income taxes	14,497	14,198
Other current assets	13,228	13,431

Total current assets	636,371	696,058

Property and equipment, net	57,433	57,616
Goodwill	369,961	369,961
Other intangible assets, net	238,633	243,033
Other assets	22,564	24,192

Total assets	$1,324,962	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$306,695	$360,391
Accrued expenses	28,960	43,105
Liabilities held for sale	1,199	1,199
Current maturities of long-term debt	8,740	3,050

Total current liabilities	345,594	407,745

Long-term debt	639,055	639,384
Deferred income taxes	73,627	74,818
Other liabilities	20,407	20,486
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	24,589	23,941
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,269	218,022
Warrants	4,631	4,631
Accumulated earnings	1,741	4,990
Accumulated other comprehensive loss	(2,861)	(3,067)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	221,690	224,486

Total liabilities and stockholders’ equity	$1,324,962	$1,390,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008
Net sales	$538,278	$511,011
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	446,679	423,265

Gross profit	91,599	87,746
Selling, general and administrative expenses	83,687	68,903

Operating income	7,912	18,843
Other expense:
Interest expense	(13,860)	(15,158)
Other, net	(190)	(515)

(Loss) income from operations before income taxes	(6,138)	3,170
Income tax (benefit) provision	(2,889)	1,476

Net (loss) income	$(3,249)	$1,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, January 3, 2009	999,527	$10	$218,022	$4,631	$4,990	$(3,067)	$(100)	$224,486
Comprehensive loss:
Net loss	—	—	—	—	(3,249)	—	—	(3,249)
Change in value of derivative instrument, net of income taxes of $0.1 million	—	—	—	—	—	194	—	194
Unrealized gain on rabbi trust assets, net of income taxes of $0.0 million	—	—	—	—	—	12	—	12

Total comprehensive loss	—	—	—	—	—	—	—	(3,043)
Stock-based compensation expense	—	—	247	—	—	—	—	247

Balance, April 4, 2009	999,527	$10	$218,269	$4,631	$1,741	$(2,861)	$(100)	$221,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008
Cash flows from operating activities:
Net (loss) income	$(3,249)	$1,694
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	7,275	6,066
Amortization of other assets	1,210	1,210
Provision for doubtful accounts	393	45
Benefit for deferred income taxes	(1,620)	(1,239)
Accretion of 8% cumulative preferred stock	111	111
Accrued dividends on 8% cumulative preferred stock	538	498
Other, net	308	(246)
Change in operating assets and liabilities:
Accounts receivable	(14,327)	(23,481)
Inventories	73,079	(14,686)
Other current assets	605	1,143
Accounts payable and accrued expenses	(23,597)	(13,941)
Other, net	1,121	(339)

Net cash provided by (used in) operating activities	41,847	(43,165)

Cash flows from investing activities:
Purchase of property and equipment	(2,450)	(4,065)
Purchase of assets held for sale	(281)	(2)
Proceeds from sale of property and equipment	28	32
Proceeds from disposal of assets held for sale	657	—
Acquisitions, net of cash acquired	(213)	(137)

Net cash used in investing activities	(2,259)	(4,172)

Cash flows from financing activities:
Borrowings from revolving credit facility	674,497	478,980
Repayments of revolving credit facility	(668,436)	(426,263)
Outstanding checks	(44,174)	(3,131)
Payments of other long-term debt	(870)	(1,234)

Net cash (used in) provided by financing activities	(38,983)	48,352

Net increase in cash and cash equivalents	605	1,015
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$9,100	$5,764

Supplemental disclosures of cash flow information —
Cash payments for interest	$17,889	$24,102

Cash payments for taxes, net	$395	$8,344

Supplemental disclosures of noncash activities —
Capital expenditures financed by debt	$174	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings,” or the “Company”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATD”). Holdings has no significant assets or operations other than its ownership of ATD. ATD is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one reportable segment.

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter ended April 4, 2009 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 4, 2009 and April 5, 2008 contain operating results for 13 weeks and 14 weeks, respectively.

3. Stock Options:

In March 2009, the Company granted options to James Micali, a member of the Company’s Board of Directors, to purchase 1,000 shares of Series A Common Stock. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2009. In addition, the Company granted options to Alain Redheuil, a former member of the Company’s Board of Directors, to purchase 875 shares of Series A Common Stock. Mr. Redheuil’s options expire on the 30th calendar day after the seventh anniversary of March 31, 2005, and vest upon the closing of an approved sale of the Company. All of the options issued during first quarter 2009 were under the 2005 Management Stock Incentive Plan.

In determining the fair value of stock options issued during first quarter 2009, the Company used the Black-Scholes option pricing model when applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The fair value of the options granted to Mr. Micali and Mr. Redheuil during first quarter 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $188.05 and $262.73, respectively. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 2.55%; no dividend yield; expected lives of 7 years and 30 calendar days (for Mr. Micali) and 3 years and 30 calendar days (for Mr. Redheuil); and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation is based on the Company’s peer group in the industry in which it does business. For the quarter ended April 4, 2009, the Company recorded compensation expense related to these stock option grants of $0.2 million, which is included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations.

4. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations. All of the Company’s inventories are held as collateral under the Amended Revolver (as defined below).

5. Assets Held for Sale:

As part of the acquisition of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”), the Company acquired certain retail stores and operations. See Note 6 for more information regarding this acquisition. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the related assets, including the allocation of purchase price, and the related liabilities of the retail reporting unit are classified as held for sale within the accompanying condensed consolidated balance sheets.

6. Acquisitions:

On December 18, 2008, the Company completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $75.2 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.2 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. Unless the Company makes a proper claim for indemnity, as described in the Stock Purchase Agreement, prior to the eighteen (18) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers. This acquisition significantly strengthened the Company’s presence in markets it currently serves and allowed the Company to expand its operations into St. Louis, Missouri and western Texas.

The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in negative goodwill of $1.3 million. In accordance with SFAS No. 141, “Business Combinations,” a deferred credit has been recorded to accrued expenses in the accompanying condensed consolidated balance sheet at April 4, 2009 for the preliminary balance of negative goodwill.

As part of the acquisition of Am-Pac Tire, the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, the related assets, including the allocation of purchase price, and the related liabilities of the retail reporting unit are classified as held for sale within the accompanying condensed consolidated balance sheets as of April 4, 2009 and January 3, 2009.

The preliminary purchase price allocation is as follows (in thousands):

Total cash consideration	$71,995
Less: Debt paid by seller	(59,055)

Net cash consideration	12,940
Plus: Transaction fees	3,162
Less: Net book value of assets acquired	(9,281)
Plus: Pre-acquisition intangibles that were written off in purchase accounting	13,172

Excess of purchase price over net book value of assets acquired, excluding pre-acquisition intangibles	19,993
Allocation of excess purchase price to assets acquired and liabilities assumed:
Restricted cash	(9,750)
Accounts receivable	636
Income tax receivable	8,419
Property and equipment	(4,073)
Inventory	1,161
Assets held for sale	(6,687)
Customer lists	(9,591)
Trademarks and tradenames	(4,464)
Exit costs and termination benefits	11,260
Favorable leases	(232)
Deferred credit (a)	1,318
Net deferred taxes	(7,990)

Total adjustments	(19,993)

Goodwill	$—

(a)	In accordance with SFAS No. 141, a deferred credit was recorded to accrued expenses for the preliminary balance of negative goodwill.

The following unaudited pro forma supplementary data for the quarter ended April 5, 2008 gives effect to the Am-Pac Tire acquisition as if it had occurred as of December 30, 2007 (the first day of the Company’s 2008 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

Quarter Ended April 5, 2008
(in thousands)
Sales	$589,697
Net income	1,134

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

The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in negative goodwill of $4.4 million and a customer relationship intangible asset of $5.5 million. Subsequent to

January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the second quarter of 2009. Based upon the scope of these working capital adjustments, the negative goodwill, in accordance with SFAS No. 141, was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.3 million. Amortization for the customer relationship intangible asset is deductible for income tax purposes. The Gray’s Tire acquisition does not rise to the level of being a material business combination.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s Amended Revolver (as defined below). These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

7. Goodwill and Other Intangible Assets:

The Company has recorded, at April 4, 2009, goodwill of $370.0 million. Approximately $27.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line or accelerated basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at April 4, 2009 and January 3, 2009 (in thousands):

	Estimated Useful Life (years)	April 4, 2009		January 3, 2009
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$244,467	$53,055	$244,397	$48,590
Noncompete agreements	3-5	613	602	613	596
Software	1	77	77	77	77

Total amortizable intangible assets		$245,157	$53,734	$245,087	$49,263

In addition, the Company had $47.2 million of indefinite lived intangible assets at April 4, 2009 and January 3, 2009.

In first quarter 2009, the Company implemented a change in accounting estimate relating to certain of its customer list intangible assets in accordance with SFAS 154, “Accounting Changes and Error Corrections.” The primary reason for this change relates to an analysis of current customer attrition rates within some of the Company’s less significant acquisitions. The effect of this change in estimate was to increase amortization expense by $0.7 million in first quarter 2009.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $13.4 million for the remaining nine months in 2009, $17.4 million in 2010, $15.5 million in 2011, $15.2 million in 2012 and $14.7 million in 2013.

8. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of April 4, 2009, the outstanding Amended Revolver balance was $283.0 million. In addition, ATD has certain letters of credit outstanding at April 4, 2009 in the aggregate amount of $7.9 million and $91.4 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of April 4, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 4, 2009). At April 4, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 3.0% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the agreement.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 4, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

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

The Senior Discount Notes are subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days notice, at certain redemption prices plus accrued and unpaid interest. On April 1, 2010, if any Senior Discount Notes are outstanding, Holdings will be required to redeem 12.165% of each of the then outstanding Senior Discount Notes’ aggregate accreted value at a redemption price of 100% of the accreted value of the portion of the Senior Discount Notes so redeemed. Accordingly, for the period ended April 4, 2009, the Company has classified $6.3 million of the outstanding Senior Discount Notes as current maturities of long-term debt within the accompanying condensed consolidated balance sheet.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes was 7.69% for the three months ended April 4, 2009 and ranged between 10.98% and 11.48% for the three months ended April 5, 2008. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business as well as specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates. As of April 4, 2009 and January 3, 2009, ATD was in compliance with these covenants.

Derivative Instruments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this statement effective January 4, 2009 (the first day of its 2009 fiscal year). As a result of the adoption of this statement, the Company expanded its disclosures regarding derivative instruments and hedging activities which are presented below.

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable rate debt. In order to manage a portion of this risk, the Company entered into an interest rate swap agreement (the “Swap”) on October 11, 2005. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 4, 2009, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. When the fair value of the Swap is an asset, the counterparty owes the Company, which creates credit risk for the Company. Credit risk is the failure of the counterparty to perform under the terms of the Swap. The Company has minimized this credit risk by entering into the Swap with a highly respectable and well known counterparty.

As of April 4, 2009, the Company holds no other derivative instruments and has historically not entered into derivatives for trading or speculative purposes. In addition, during the next 12 months, management anticipates that a loss of approximately $3.1 million will be reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations.

At April 4, 2009 and January 3, 2009, the fair value of the Company’s derivative instrument was recorded as follows (in thousands):

	Derivative Liability
	April 4, 2009		January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instrument under SFAS No. 133
Interest rate swap	Other liabilities	$4,033	Other liabilities	$4,350

The effect of the derivative instrument on the condensed consolidated statement of operations for the quarter ended April 4, 2009 was as follows (in thousands):

Derivative in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap	$(385)	Interest expense	$702

9. Fair Value of Financial Instruments:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 for financial assets and financial liabilities on December 30, 2007 (the first day of its 2008 fiscal year) which resulted in a $0.3 million decrease in the opening balance of accumulated deficit. The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 4, 2009 (the first day of its 2009 fiscal year). The nonfinancial assets and nonfinancial liabilities for which the Company will apply the fair value provisions of this Statement include goodwill, intangible and other long-lived assets, liabilities for exit or disposal activities and business combinations. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations or financial position.

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

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of April 4, 2009 (in thousands):

	Fair Value Measurements at April 4, 2009 Using
	April 4, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,578	$2,578	$—	$—

Total Assets	$2,578	$2,578	$—	$—

Liabilities
Interest rate swap (b)	$4,033	$—	$4,033	$—
Lease exit liability (c)	1,208	—	—	1,208

Total Liabilities	$5,241	$—	$4,033	$1,208

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transaction. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.
(c)	Based on the fair value of the discounted cash flows over the remaining term of the leased property. Amount is included within accrued expenses and other non-current liabilities in the accompanying condensed consolidated balance sheet.

The fair value of lease exit liabilities within the Level 3 classification is based on a discounted cash flow model. The fair value of the lease exit liability is determined by summing the present value of the future minimum lease payments determined by the underlying property lease. As of April 4, 2009, the Company assumed a weighted average discount rate of 9.0%, an expected term of 2 years and no anticipated sublease income. The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

April 4, 2009
Beginning Balance	$—
Transfers into Level 3	1,208

Ending Balance	$1,208

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

10. Income Taxes:

The income tax (benefit) provision recognized in the accompanying condensed consolidated statements of operations was based on an effective tax rate of 47.1% for the quarter ended April 4, 2009 and 46.6% for the quarter ended April 5, 2008. The income tax benefit recorded for the quarter ended April 4, 2009 has been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

The estimated effective tax rate differs from the federal statutory tax rate as follows:

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008
Income taxes at the federal statutory rate	35.0%	35.0%
Increase in tax rate resulting from:
State income taxes, net of federal income tax benefit	5.8	4.4
Non-deductible preferred stock dividends and other permanent differences	5.7	6.6
Interest expense related to FIN 48 liabilities	0.6	0.6

Effective income tax rate	47.1%	46.6%

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” on December 31, 2006 (the first day of its 2007 fiscal year). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.

At April 4, 2009, the Company had unrecognized tax benefits of $2.2 million, of which $1.5 million is included within accrued expenses, which includes $0.2 million relating to accrued interest and penalties; the other $0.7 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $2.2 million unrecognized tax benefits as of April 4, 2009, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $2.2 million liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $0.1 million due to expiration of statutes of limitations, all of which would reduce income tax expense.

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of April 4, 2009, total obligations of the Company as guarantor on these leases is approximately $6.5 million extending over 10 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $6.1 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with FIN 48. See Note 10 for further description of FIN 48 and the related impacts.

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $23.9 million and $24.9 million for the quarters ended April 4, 2009 and April 5, 2008, respectively. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

14. Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this FSP on January 4, 2009 (the first day of its 2009 fiscal year). The adoption of this FSP did not have a material impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 on January 4, 2009 (the first day of its 2009 fiscal year). As a result of the adoption, the Company expanded its disclosures regarding derivative instruments and hedging activities which are included in Note 8.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to generally affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company adopted SFAS No. 141(R) on January 4, 2009 (the first day of its 2009 fiscal year). The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operations or financial position; however, the impact in future periods will depend on the nature and size of business combinations completed in future periods.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of April 4, 2009 and January 3, 2009 are as follows:

	As of April 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$9,718	$(690)	$—	$9,100
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	173,585	19,190	—	192,775
Inventories	—	346,336	36,317	—	382,653
Assets held for sale	—	—	13,868	—	13,868
Other current assets	—	20,948	6,777	—	27,725

Total current assets	72	551,087	85,212	—	636,371

Property and equipment, net	—	47,616	9,817	—	57,433
Goodwill and other intangible assets, net	—	594,696	13,898	—	608,594
Investment in subsidiaries	298,725	63,966	—	(362,691)	—
Other assets	1,748	11,491	9,325	—	22,564

Total assets	$300,545	$1,268,856	$118,252	$(362,691)	$1,324,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$288,972	$17,723	$—	$306,695
Accrued expenses	56	19,249	9,655	—	28,960
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	6,263	2,461	16	—	8,740
Intercompany payables (receivables)	2,730	(19,374)	16,644	—	—

Total current liabilities	9,049	291,308	45,237	—	345,594

Long-term debt	45,217	593,805	33	—	639,055
Deferred income taxes	—	69,653	3,974	—	73,627
Other liabilities	—	15,365	5,042	—	20,407
Redeemable preferred stock	24,589	—	—	—	24,589
Stockholders’ equity:
Intercompany investment	—	280,622	65,198	(345,820)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,269	—	—	—	218,269
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	1,741	20,964	(1,232)	(19,732)	1,741
Accumulated other comprehensive loss	(2,861)	(2,861)	—	2,861	(2,861)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	221,690	298,725	63,966	(362,691)	221,690

Total liabilities and stockholders’ equity	$300,545	$1,268,856	$118,252	$(362,691)	$1,324,962

	As of January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$5,784	$2,639	$—	$8,495
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	89,121	89,774	—	178,895
Inventories	—	228,986	227,091	—	456,077
Assets held for sale	—	442	14,270	—	14,712
Other current assets	2	19,940	7,687	—	27,629

Total current assets	74	344,773	351,211	—	696,058

Property and equipment, net	—	43,358	14,258	—	57,616
Goodwill and other intangible assets, net	—	564,776	48,218	—	612,994
Investment in subsidiaries	300,361	273,848	—	(574,209)	—
Other assets	1,836	11,801	10,555	—	24,192

Total assets	$302,271	$1,238,556	$424,242	$(574,209)	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$311,164	$49,227	$—	$360,391
Accrued expenses	1,723	29,035	12,347	—	43,105
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	—	2,939	111	—	3,050
Intercompany payables (receivables)	641	(71,985)	71,344	—	—

Total current liabilities	2,364	271,153	134,228	—	407,745

Long-term debt	51,480	587,858	46	—	639,384
Deferred income taxes	—	67,765	7,053	—	74,818
Other liabilities	—	11,419	9,067	—	20,486
Redeemable preferred stock	23,941	—	—	—	23,941
Stockholders’ equity:
Intercompany investment	—	280,624	211,718	(492,342)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,022	—	—	—	218,022
Warrants	4,631	—	—	—	4,631
Accumulated earnings	4,990	22,804	62,130	(84,934)	4,990
Accumulated other comprehensive loss	(3,067)	(3,067)	—	3,067	(3,067)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	224,486	300,361	273,848	(574,209)	224,486

Total liabilities and stockholders’ equity	$302,271	$1,238,556	$424,242	$(574,209)	$1,390,860

Condensed consolidating statements of operations for the quarters ended April 4, 2009 and April 5, 2008 are as follows:

	For the Quarter Ended April 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$463,001	$75,277	$—	$538,278
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	386,843	59,836	—	446,679

Gross profit	—	76,158	15,441	—	91,599
Selling, general and administrative expenses	250	66,125	17,312	—	83,687

Operating (loss) income	(250)	10,033	(1,871)	—	7,912
Other (expense) income:
Interest expense	(2,410)	(11,449)	(1)	—	(13,860)
Other, net	—	32	(222)	—	(190)
Equity earnings of subsidiaries	(1,840)	(1,108)	—	2,948	—

Loss from operations before income taxes	(4,500)	(2,492)	(2,094)	2,948	(6,138)
Income tax benefit	(1,251)	(652)	(986)	—	(2,889)

Net loss	$(3,249)	$(1,840)	$(1,108)	$2,948	$(3,249)

	For the Quarter Ended April 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$307,953	$203,058	$—	$511,011
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	254,095	169,170	—	423,265

Gross profit	—	53,858	33,888	—	87,746
Selling, general and administrative expenses	2	46,452	22,449	—	68,903

Operating (loss) income	(2)	7,406	11,439	—	18,843
Other (expense) income:
Interest (expense) income	(2,369)	(12,790)	1	—	(15,158)
Other, net	(1)	(568)	54	—	(515)
Equity earnings of subsidiaries	2,960	6,134	—	(9,094)	—

Income from operations before income taxes	588	182	11,494	(9,094)	3,170
Income tax (benefit) provision	(1,106)	(2,778)	5,360	—	1,476

Net income	$1,694	$2,960	$6,134	$(9,094)	$1,694

Condensed consolidating statements of cash flows for the quarters ended April 4, 2009 and April 5, 2008 are as follows:

	For the Quarter Ended April 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(3,249)	$(1,840)	$(1,108)	$2,948	$(3,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles and other assets	89	7,917	479	—	8,485
Provision for doubtful accounts	—	392	1	—	393
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accrued dividends on 8% cumulative preferred stock	538	—	—	—	538
(Benefit) provision for deferred income taxes	—	(1,621)	1	—	(1,620)
Other, net	246	60	2	—	308
Equity earnings of subsidiaries	1,840	1,108	—	(2,948)	—
Change in assets and liabilities:
Accounts receivable	—	(20,028)	5,701	—	(14,327)
Inventories	—	47,205	25,874	—	73,079
Other current assets	2	567	36	—	605
Accounts payable and accrued expenses	(1,667)	6,034	(27,964)	—	(23,597)
Other, net	1	1,252	(132)	—	1,121

Net cash (used in) provided by operations	(2,089)	41,046	2,890	—	41,847

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4)	(209)	—	(213)
Purchase of property and equipment	—	(2,307)	(143)	—	(2,450)
Purchase of assets held for sale	—	(281)	—	—	(281)
Proceeds from sale of property and equipment	—	28	—	—	28
Proceeds from disposal of assets held for sale	—	657	—	—	657
Intercompany	2,089	(1,660)	(429)	—	—

Net cash provided by (used in) investing activities	2,089	(3,567)	(781)	—	(2,259)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	674,497	—	—	674,497
Repayments of revolving credit facility	—	(668,436)	—	—	(668,436)
Outstanding checks	—	(39,260)	(4,914)	—	(44,174)
Payments of other long-term debt	—	(867)	(3)	—	(870)

Net cash used in financing activities	—	(34,066)	(4,917)	—	(38,983)

Net increase (decrease) in cash and cash equivalents	—	3,413	(2,808)	—	605
Cash and cash equivalents, beginning of period	72	6,305	2,118	—	8,495

Cash and cash equivalents, end of period	$72	$9,718	$(690)	$—	$9,100

	For the Quarter Ended April 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,694	$2,960	$6,134	$(9,094)	$1,694
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	89	6,418	769	—	7,276
Provision for doubtful accounts	—	35	10	—	45
Benefit for deferred income taxes	—	(1,239)	—	—	(1,239)
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accrued dividends on 8% cumulative preferred stock	498	—	—	—	498
Other, net	—	(233)	(13)	—	(246)
Equity earnings of subsidiaries	(2,960)	(6,134)	—	9,094	—
Change in assets and liabilities:
Accounts receivable	—	(21,793)	(1,688)	—	(23,481)
Inventories	—	1,077	(15,763)	—	(14,686)
Other current assets	2	1,156	(15)	—	1,143
Accounts payable and accrued expenses	(1,674)	(7,905)	(4,362)	—	(13,941)
Other, net	(2)	(190)	(147)	—	(339)

Net cash used in operations	(2,242)	(25,848)	(15,075)	—	(43,165)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(137)	—	—	(137)
Purchase of property and equipment	—	(3,874)	(191)	—	(4,065)
Proceeds from sale of property and equipment	—	—	32	—	32
Intercompany	2,241	(17,462)	15,221	—	—
Other, net	—	(2)	—	—	(2)

Net cash provided by (used in) investing activities	2,241	(21,475)	15,062	—	(4,172)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	478,980	—	—	478,980
Repayments of revolving credit facility	—	(426,263)	—	—	(426,263)
Outstanding checks	—	(3,131)	—	—	(3,131)
Payments of other long-term debt	—	(1,195)	(39)	—	(1,234)

Net cash provided by (used in) financing activities	—	48,391	(39)	—	48,352

Net (decrease) increase in cash and cash equivalents	(1)	1,068	(52)	—	1,015
Cash and cash equivalents, beginning of period	73	4,279	397	—	4,749

Cash and cash equivalents, end of period	$72	$5,347	$345	$—	$5,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 4, 2009 and April 5, 2008 contain operating results for 13 weeks and 14 weeks, respectively.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $30.2 billion industry in 2008. The U.S. replacement market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. However, comparable unit replacement tire demand sequentially softened each quarter in 2008 and continued in early 2009, with the first three months of 2009 down 12.3% as compared to the first three months of 2008, as reported by the Rubber Manufacturer’s Association (“RMA”). During this same period, we have achieved a quarter-over-quarter increase of 3.8% in unit replacement tire demand. Our above-market results are due, in part, to the inclusion of Am-Pac Tire (as defined below), which provided for growth of 16.6%, partially offset by the inclusion of four additional business days in our first quarter 2008 which provided for a quarter-over-quarter decline of 6.1%. We believe the weakened industry demand has been due, in part, to continuing economic uncertainty resulting in a reduction in miles driven, which has contributed to the deferral of tire purchases. We expect these conditions to continue to impact us for most, if not all, of 2009. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results during both contracting and expanding market demand cycles.

High and ultra-high performance tires are our highest profit products and have relatively shorter replacement cycles. According to Modern Tire Dealer, the number of units sold in this subcategory industry-wide was down 3.2% from 2007 to 2008 and, according to the RMA, are down 10.2% in the first three months of 2009. During our first quarter 2009 and excluding Am-Pac Tire (as defined below) and the additional four business days in first quarter 2008, our high and ultra-high performance tire unit sales were up 2.8%. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 81.8% of our net sales for the quarter ended April 4, 2009. The remainder of net sales is primarily derived from other tire sales (9.6%), custom wheels (3.3%), automotive service equipment (1.6%) and other products (1.3%). In addition, sales from our retail operations acquired from Am-Pac Tire (as defined below) in late 2008, which is classified as held for sale at April 4, 2009, represent 2.4% of our net sales for the quarter ended April 4, 2009. We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both growth through acquisitions and organic growth, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past five years, we have successfully acquired and integrated ten businesses representing approximately $727 million in annual net sales (including approximately $55 million of retail sales from the Am-Pac Tire acquisition as defined below). As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased profit.

On December 18, 2008, we completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”) pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. This acquisition significantly strengthened our presence in markets we currently serve and allowed us to expand our operations into St. Louis, Missouri and western Texas. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $75.2 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.2 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in a customer relationship intangible asset of $9.6 million, an intangible tradename asset of $4.5 million and negative goodwill of $1.3 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” a deferred credit has been recorded in accrued expenses at April 4, 2009 and January 3, 2009 for the preliminary balance of negative goodwill.

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

The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in negative goodwill of $4.4 million and a customer relationship intangible asset of $5.5 million. Subsequent to January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the second quarter of 2009. Based upon the scope of these working capital adjustments, the negative goodwill, in accordance with SFAS No. 141, was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.3 million.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Results of Operations

Quarter Ended April 4, 2009 Compared to Quarter Ended April 5, 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	April 4, 2009	April 5, 2008
	(Unaudited)	(Unaudited)
Net sales	$538,278	$511,011	$27,267	5.3%	100.0%	100.0%
Cost of goods sold	446,679	423,265	(23,414)	(5.5)	83.0	82.8

Gross profit	91,599	87,746	3,853	4.4	17.0	17.2
Selling, general and administrative expenses	83,687	68,903	(14,784)	(21.5)	15.5	13.5

Operating income	7,912	18,843	(10,931)	(58.0)	1.5	3.7
Other expense:
Interest expense	(13,860)	(15,158)	1,298	8.6	(2.6)	(3.0)
Other, net	(190)	(515)	325	63.1	0.0	(0.1)

(Loss) income from operations before income taxes	(6,138)	3,170	(9,308)	(293.6)	(1.1)	0.6
Income tax (benefit) provision	(2,889)	1,476	4,365	295.7	(0.5)	0.3

Net (loss) income	$(3,249)	$1,694	$(4,943)	(291.8)%	(0.6)%	0.3%

Net Sales

Sales increased $27.3 million in first quarter 2009 primarily driven by our acquisition of Am-Pac Tire in late 2008 which contributed $76.9 million to the quarter-over-quarter increase. Additionally, our passing through the tire manufacturers multiple price increases of 2008 contributed an additional $25.1 million to the quarter-over-quarter increase. Excluding Am-Pac Tire, our sales of passenger and light truck tire units continued to outperform the overall passenger and light truck tire market (as measured by the RMA), but still declined during first quarter 2009 as compared to first quarter 2008. As such, softer tire unit sales of $59.9 million ($25.2 million of which resulted from an additional four business days in first quarter 2008 compared to the same period in 2009), combined with a decline in wheel and equipment and supply sales, collectively $16.5 million, partially offset the increases noted above.

Gross Profit

Gross profit in first quarter 2009 increased $3.9 million primarily due to the contribution from the Am-Pac Tire acquisition and, to a lesser extent, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008. Lower tire, wheel and equipment and supply sales volumes, due, in part, to the additional four business days in first quarter 2008 partially offset these increases.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $14.8 million is due predominately to our acquisition of Am-Pac Tire in late 2008 which accounted for an increase of approximately $17.3 million. Other increases included higher restructuring expense related to lease tails for facilities that were relocated ($1.5 million) and higher rents for larger facilities occupied during late 2008 or early 2009. Lower employee-related expenses of $6.0 million, including lower incentive-based compensation, lower overall employee headcount and four fewer business days in 2009 as compared to 2008, partially offset the increases noted above.

Interest Expense

The decrease in interest expense for first quarter 2009, net of capitalized interest, is primarily due to lower interest rates on our variable rate debt partially offset by higher overall debt levels.

(Benefit) Provision for Income Taxes

We recognized an income tax benefit of $2.9 million in first quarter 2009 based on a pre-tax loss of $6.1 million, compared to an income tax provision of $1.5 million in first quarter 2008 based on a pre-tax income of $3.2 million. The effective tax rate in first quarter 2009 was 47.1% compared with 46.6% in first quarter 2008. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 with a consistent anticipated amount from permanent and temporary timing differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes), and, to a lesser extent, a slightly higher state income tax effective rate. The income tax benefit recorded for first quarter 2009 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net (Loss) Income

The increase in net loss of $4.9 million for first quarter 2009 as compared to first quarter 2008 is due, in part, to higher selling, general and administrative expenses, as discussed above, partially offset by improvement in contributed gross profit dollars, lower interest expense and the fluctuation in the income tax (benefit) provision between periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter ended April 4, 2009, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At April 4, 2009 our total debt, including capital leases, was $647.8 million compared to $642.4 million at January 3, 2009, an increase of $5.4 million. Increased borrowings under ATD’s Amended Revolver (primarily driven by timing of interest payments on our senior notes and incentive compensation payments made during first quarter 2009) contributed to the increase in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at April 4, 2009, of which $91.4 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for quarters ended April 4, 2009 and April 5, 2008 (in thousands):

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008
Cash provided by (used in) operating activities	$41,847	$(43,165)
Cash used in investing activities	(2,259)	(4,172)
Cash (used in) provided by financing activities	(38,983)	48,352

Net increase in cash and cash equivalents	605	1,015
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$9,100	$5,764

Cash payments for interest	$17,889	$24,102
Cash payments for taxes, net	$395	$8,344
Capital expenditures financed by debt	$174	$—

Operating Activities

Cash provided by operating activities increased $85.0 million to $41.8 million in first quarter 2009 compared to cash used in operating activities of $43.2 million in first quarter 2008. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements. For the quarter ended April 4, 2009, our change in operating assets and liabilities generated a cash inflow of approximately $36.9 million, primarily driven by a decrease in inventories partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The decrease in inventories resulted from the combination of the ongoing consolidations of the acquired Am-Pac Tire distribution centers and rationalization of their inventories, as well as, reduction in elevated year-end inventory levels. The decrease in accrued expenses is primarily due to interest payments on our senior notes and incentive compensation payments that were made during first quarter 2009 that related to fiscal 2008. Comparatively, during the same period of 2008, our change in operating assets and liabilities generated a cash outflow of $51.3 million, primarily driven by volume-related increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities decreased $1.9 million to $2.3 million in first quarter 2009 compared to $4.2 million in first quarter 2008. The decrease in net cash used in investing activities was due primarily to a decrease in purchase levels of property and equipment as first quarter 2008 purchase levels included property and equipment related to the expansion of one of our distribution centers. Capital expenditures during the quarter ended April 4, 2009 included information technology upgrades and warehouse racking. During first quarter 2009, we also had capital expenditures financed by debt of $0.2 million relating to information technology.

Financing Activities

Net cash used in financing activities increased $87.4 million to $39.0 million in first quarter 2009 compared to net cash provided by financing activities of $48.4 million in first quarter 2008. The increase in cash used in financing activities was primarily due to lower net borrowings from our Amended Revolver, primarily due to the reduction in working capital requirements discussed above, as well as timing of outstanding checks from year-end that cleared in first quarter 2009.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of April 4, 2009, the outstanding Amended Revolver balance was $283.0 million. In addition, ATD has certain letters of credit outstanding at April 4, 2009 in the aggregate amount of $7.9 million and at that same date, $91.4 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of April 4, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of April 4, 2009). At April 4, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 3.0% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the agreement.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of April 4, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest decreased $6.2 million to $17.9 million in first quarter 2009 compared to $24.1 million in first quarter 2008 primarily due to the timing of our 2008 quarter end on April 5, 2008 which included two quarterly interest payments on our Senior Floating Rate Notes ($7.9 million) compared to only one quarterly interest payment in first quarter 2009 ($2.7 million). In addition, lower interest rates during first quarter 2009 as compared to first quarter 2008 also contributed to the quarter-over-quarter decline in cash payments for interest.

Cash payments for taxes decreased $7.9 million to $0.4 million in first quarter 2009 compared to $8.3 million in first quarter 2008 primarily due to the balance and timing of income tax extension payments for fiscal 2007, made in the first quarter of 2008, as compared to payments for fiscal 2008, made in the first quarter 2009.

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

	Quarter Ended April 4, 2009	Quarter Ended April 5, 2008
Net cash provided by (used in) operating activities	$41,847	$(43,165)
Changes in assets and liabilities	(36,881)	51,304
Benefit for deferred income taxes	1,620	1,239
Interest expense	13,860	15,158
Current (benefit) provision for income taxes	(2,889)	1,476
Provision for doubtful accounts	(393)	(45)
Amortization of other assets	(1,210)	(1,210)
Accretion of 8% cumulative preferred stock	(111)	(111)
Accrued dividends on 8% cumulative preferred stock	(538)	(498)
Other	67	371

Indenture EBITDA	$15,372	$24,519

Indenture EBITDA for the quarter ended April 4, 2009 decreased $9.1 million to $15.4 million compared to $24.5 million in first quarter 2008 due primarily to our acquisition of Am-Pac Tire which resulted in higher selling, general and administrative expense in first quarter 2009 partially offset by improvement in contributed gross profit dollars.

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

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of April 4, 2009, our total obligations as guarantor on these leases are approximately $6.5 million, extending over 10 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $6.1 million. A provision has been made for the net present value of the estimated shortfall.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted this FSP on January 4, 2009 (the first day of our 2009 fiscal year). The adoption of this FSP did not have a material impact on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of SFAS No. 161 on January 4, 2009 (the first day of our 2009 fiscal year). As a result of the adoption, we expanded our disclosures regarding derivative instruments and hedging activities which are included in Note 8 in the Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” (“SFAS No. 141 (R)”). SFAS No. 141 (R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to generally affect income tax expense. SFAS No. 141 (R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted SFAS No. 141(R) on January 4, 2009 (the first day of our 2009 fiscal year). The adoption of SFAS No. 141(R) did not have a material impact on our results of operations or financial position; however, the impact in future periods will depend on the nature and size of business combinations completed in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For the period ended April 4, 2009, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2008 Annual Report on Form 10-K.

On October 11, 2005, we entered into an interest rate swap agreement (the “Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 4, 2009, the Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, we recognize the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was a liability of $4.0 million at April 4, 2009 and $4.3 million at January 3, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended April 4, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 6.	Exhibits.

10.1	Second Amendment to Employment Agreement, dated April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2009

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/S/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)