Form 10-Q
period 2009-07-04
American Tire Distributors Holdings, Inc.
filed 2009-08-18
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

A Delaware Corporation	IRS Employer Identification
No. 59-3796143

12200 Herbert Wayne Court

Suite 150

Huntersville, North Carolina 28078

(704) 992-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at August 11, 2009: 999,527

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	July 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$7,638	$8,495
Restricted cash	10,250	10,250
Accounts receivable, net of allowance for doubtful accounts of $1,922 and $2,314	213,833	178,895
Inventories	360,137	456,077
Assets held for sale	3,143	14,712
Deferred income taxes	14,967	14,198
Other current assets	14,206	13,431

Total current assets	624,174	696,058

Property and equipment, net	57,245	57,616
Goodwill	372,657	369,961
Other intangible assets, net	234,703	243,033
Other assets	21,490	24,192

Total assets	$1,310,269	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$336,088	$360,391
Accrued expenses	29,107	43,105
Liabilities held for sale	948	1,199
Current maturities of long-term debt	8,392	3,050

Total current liabilities	374,535	407,745

Long-term debt	595,981	639,384
Deferred income taxes	72,179	74,818
Other liabilities	20,061	20,486
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	25,249	23,941
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,295	218,022
Warrants	4,631	4,631
Accumulated earnings	2,037	4,990
Accumulated other comprehensive loss	(2,609)	(3,067)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	222,264	224,486

Total liabilities and stockholders’ equity	$1,310,269	$1,390,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended July 4, 2009	Quarter Ended July 5, 2008	Six Months Ended July 4, 2009	Six Months Ended July 5, 2008
Net sales	$557,278	$504,330	$1,095,556	$1,015,341
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	466,623	417,746	913,302	841,011

Gross profit	90,655	86,584	182,254	174,330
Selling, general and administrative expenses	77,600	67,539	161,287	136,442

Operating income	13,055	19,045	20,967	37,888
Other expense:
Interest expense	(14,020)	(14,712)	(27,880)	(29,870)
Other, net	(322)	(219)	(512)	(734)

(Loss) income from operations before income taxes	(1,287)	4,114	(7,425)	7,284
Income tax (benefit) provision	(1,583)	1,774	(4,472)	3,250

Net income (loss)	$296	$2,340	$(2,953)	$4,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, January 3, 2009	999,527	$10	$218,022	$4,631	$4,990	$(3,067)	$(100)	$224,486
Comprehensive loss:
Net loss	—	—	—	—	(2,953)	—	—	(2,953)
Change in value of derivative instrument, net of income taxes of $0.2 million	—	—	—	—	—	316	—	316
Unrealized gain on rabbi trust assets, net of income taxes of $0.1 million	—	—	—	—	—	142	—	142

Total comprehensive loss	—	—	—	—	—	—	—	(2,495)
Stock-based compensation expense	—	—	273	—	—	—	—	273

Balance, July 4, 2009	999,527	$10	$218,295	$4,631	$2,037	$(2,609)	$(100)	$222,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended July 4, 2009	Six Months Ended July 5, 2008
Cash flows from operating activities:
Net (loss) income	$(2,953)	$4,034
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	14,951	12,401
Amortization of other assets	2,419	2,419
Benefit for deferred income taxes	(3,254)	(2,178)
Accretion of 8% cumulative preferred stock	221	221
Accrued dividends on 8% cumulative preferred stock	1,088	1,005
Provision for doubtful accounts	1,039	70
Other, net	1,113	(271)
Change in operating assets and liabilities:
Accounts receivable	(36,428)	(36,295)
Inventories	94,360	(37,925)
Other current assets	52	(534)
Accounts payable and accrued expenses	7,899	(5,371)
Other, net	(293)	(1,064)

Net cash provided by (used in) operating activities	80,214	(63,488)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(621)	(165)
Purchase of property and equipment	(4,100)	(6,766)
Purchase of assets held for sale	(830)	(1,943)
Proceeds from sale of assets held for sale	7,957	—
Proceeds from sale of property and equipment	87	56

Net cash provided by (used in) investing activities	2,493	(8,818)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,147,873	931,125
Repayments of revolving credit facility	(1,184,979)	(861,647)
Outstanding checks	(44,626)	6,096
Payments of other long-term debt	(1,832)	(2,111)

Net cash (used in) provided by financing activities	(83,564)	73,463

Net (decrease) increase in cash and cash equivalents	(857)	1,157
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$7,638	$5,906

Supplemental disclosures of cash flow information—
Cash payments for interest	$23,750	$31,399

Cash payments for taxes, net	$5,277	$11,200

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$877	$959

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

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter and six months ended July 4, 2009 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 4, 2009 and July 5, 2008 contain operating results for 13 weeks. The six months ended July 4, 2009 and July 5, 2008 contain operating results for 26 weeks and 27 weeks, respectively.

The Company evaluated subsequent events through August 18, 2009, the date the accompanying financial statements were issued.

3. Stock Options:

In March 2009, the Company granted options to James Micali, a member of the Company’s Board of Directors, to purchase 1,000 shares of Series A Common Stock. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2009. In addition, the Company authorized the grant of options to Alain Redheuil, who served as a member of the Company’s Board of Directors, to purchase 875 shares of Series A Common Stock. The options authorized by the Board of Directors expire on the 30th calendar day after the seventh anniversary of March 31, 2005, and vest upon the closing of an approved sale of the Company. The options described above were granted pursuant to the terms of the 2005 Management Stock Incentive Plan.

In determining the fair value of stock options issued during 2009, the Company used the Black-Scholes option pricing model when applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The fair value of the options granted to Mr. Micali and Mr. Redheuil during 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $188.05 and $262.73, respectively. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 2.55%; no dividend yield; expected lives of 7 years and 30 calendar days (for Mr. Micali) and 3 years and 30 calendar days (for Mr. Redheuil); and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation is based on the Company’s peer group in the industry in which it does business. For the quarter and six months ended July 4, 2009, the Company recorded compensation expense related to stock option grants of $0.0 million and $0.3 million, respectively, which is included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations.

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

5. Assets Held for Sale:

As of July 4, 2009, the Company has two residential properties, with an aggregate carrying value of $0.5 million classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

As part of the acquisition of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”), the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the related assets, including the allocation of purchase price, and the related liabilities of the retail operations are classified as held for sale within the accompanying condensed consolidated balance sheets. See Note 6 for more information regarding the acquisition of Am-Pac Tire and the subsequent sale, during the second quarter of 2009, of a portion of these retail stores and operations.

6. Acquisitions

On December 18, 2008, the Company completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $75.4 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.4 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. Unless the Company makes a proper claim for indemnity, as described in the Stock Purchase Agreement, prior to the eighteen (18) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers. This acquisition significantly strengthened the Company’s presence in markets it currently serves and allowed the Company to expand its operations into St. Louis, Missouri and western Texas.

The preliminary purchase price allocation, which is considered preliminary as the Company finalizes its fair value assessment of inventory items acquired, has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $2.7 million. Management anticipates finalizing its purchase price allocation during the fourth quarter of this year. See Note 14 for information regarding the completion and settlement of the closing date balance sheet and determination of purchase price regarding the Am-Pac Tire acquisition.

As part of the acquisition of Am-Pac Tire, the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with the requirements of SFAS No. 144, the related assets, including the allocation of purchase price, and the related liabilities of the retail operations are classified as held for sale within the accompanying condensed consolidated balance sheets as of July 4, 2009 and January 3, 2009. In addition, during the second quarter of 2009, the Company sold 26 of the acquired 37 retail stores with a carrying value of $10 million for proceeds of $7.3 million. The $7.3 million sales price has been reflected as a reduction in assets held for sale within the accompanying condensed consolidated balance sheet as of July 4, 2009 with the difference in proceeds and carrying value recorded as an adjustment to goodwill.

The preliminary purchase price allocation is as follows (in thousands):

Total cash consideration	$71,995
Less: Debt paid by seller	(59,055)

Net cash consideration	12,940
Plus: Transaction fees	3,431
Less: Net book value of assets acquired	(9,281)
Plus: Pre-acquisition intangibles that were written off in purchase accounting	13,172

Excess of purchase price over net book value of assets acquired, excluding pre-acquisition intangibles	20,262
Allocation of excess purchase price to assets acquired and liabilities assumed:
Restricted cash	(9,750)
Accounts receivable	1,008
Income tax receivable	8,419
Property and equipment	(4,073)
Inventory	2,396
Assets held for sale	(4,005)
Customer lists	(9,591)
Trademarks and tradenames	(4,464)
Exit costs and termination benefits	11,073
Favorable leases	(232)
Net deferred taxes	(8,347)

Total adjustments	(17,566)

Goodwill	$2,696

The following unaudited pro forma supplementary data for the quarter and six months ended July 5, 2008 gives effect to the Am-Pac Tire acquisition as if it had occurred as of December 30, 2007 (the first day of the Company’s 2008 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Quarter Ended July 5, 2008	Six Months Ended July 5, 2008
	(in thousands)
Sales	$587,527	$1,177,224
Net income	1,339	2,473

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

The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in negative goodwill of $4.0 million and a customer relationship intangible asset of $5.5 million. Subsequent to January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the third quarter of 2009. Based upon the scope of these working capital adjustments, the negative goodwill, in accordance with SFAS No. 141, “Business Combinations,” was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.7 million. Amortization for the customer relationship intangible asset is deductible for income tax purposes. The Gray’s Tire acquisition does not rise to the level of being a material business combination.

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

7. Goodwill and Other Intangible Assets:

The Company has recorded, at July 4, 2009, goodwill of $372.7 million, including $2.7 million in connection with the purchase of Am-Pac Tire (see Note 6 for further information). Approximately $27.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line or accelerated basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at July 4, 2009 and January 3, 2009 (in thousands):

	Estimated Useful Life (years)	July 4, 2009		January 3, 2009
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$244,882	$57,542	$244,397	$48,590
Noncompete agreements	3-5	613	609	613	596
Tradenames	1	150	—	—	—
Software	1	77	77	77	77

Total amortizable intangible assets		$245,722	$58,228	$245,087	$49,263

In addition, the Company had $47.2 million of indefinite lived intangible assets, consisting of tradenames, at July 4, 2009 and January 3, 2009.

In first quarter 2009, the Company implemented a change in accounting estimate relating to certain of its customer list intangible assets in accordance with SFAS 154, “Accounting Changes and Error Corrections.” The primary reason for this change relates to an analysis of current customer attrition rates within some of the Company’s less significant acquisitions. During the quarter and six months ended July 4, 2009, the effect of this change in estimate was to increase amortization expense by $0.7 million and $1.5 million, respectively.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $9.0 million for the remaining six months in 2009, $17.6 million in 2010, $15.6 million in 2011, $15.2 million in 2012 and $14.7 million in 2013.

8. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of July 4, 2009, the outstanding Amended Revolver balance was $239.8 million. In addition, ATD had certain letters of credit outstanding at July 4, 2009 in the aggregate amount of $7.9 million and $125.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of July 4, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 4, 2009). At July 4, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 2.0% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the Amended Revolver.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 4, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

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

The Senior Discount Notes are subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest. On April 1, 2010, if any Senior Discount Notes are outstanding, Holdings will be required to redeem 12.165% of each of the then outstanding Senior Discount Notes’ aggregate accreted value at a redemption price of 100% of the accreted value of the portion of the Senior Discount Notes so redeemed. Accordingly, for the period ended July 4, 2009, the Company has classified $6.3 million of the outstanding Senior Discount Notes as current maturities of long-term debt within the accompanying condensed consolidated balance sheet.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 7.46% and 7.69% for the six months ended July 4, 2009 and ranged between 8.95% and 11.48% for the six months ended July 5, 2008. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates. As of July 4, 2009 and January 3, 2009, ATD was in compliance with these covenants.

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

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable rate debt. In order to manage a portion of this risk, the Company entered into interest rate swap agreements on October 11, 2005 (the “2005 Swap”) and June 4, 2009 (the “2009 Swap”). These interest rate swap agreements represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 4, 2009, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the 2005 Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, the Company recognizes the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

At July 4, 2009, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. For the quarter and six month periods ended July 4, 2009, $0.5 million has been recorded as interest expense within the accompanying condensed consolidated statements of operations based upon the change in fair value for the 2009 Swap.

As of July 4, 2009, the Company holds no other derivative instruments and has historically not entered into derivatives for trading or speculative purposes. In addition, during the next 12 months, management anticipates that a loss of approximately $3.4 million will be reclassified from accumulated other comprehensive income (loss) into the consolidated statement of operations.

The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the reporting date. When the fair value of the interest rate swap agreements is an asset, the counterparty owes the Company, which creates credit risk for the Company. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap agreements. The Company has minimized this credit risk by entering into interest rate swap agreements with a highly respectable and well know counterparty.

At July 4, 2009 and January 3, 2009, the fair values of the Company’s derivative instruments were recorded as follows (in thousands):

	Derivative Liability
	July 4, 2009		January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instrument under SFAS No. 133
Interest rate swap	Other liabilities	$3,830	Other liabilities	$4,350

Derivative not designated as hedging instrument under SFAS No. 133
Interest rate swap	Other liabilities	495	Other liabilities	—

Total derivatives		$4,325		$4,350

The pre-tax effect of the derivative instruments on the condensed consolidated statement of operations for the quarter and six months ended July 4, 2009 was as follows (in thousands):

Interest Rate Swap Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Quarter ended July 4, 2009	$(564)	Interest expense	$767
Six Months ended July 4, 2009	(949)	Interest expense	1,469

Interest Rate Swap Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Quarter ended July 4, 2009	Interest expense	$(495)
Six Months ended July 4, 2009	Interest expense	(495)

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

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of July 4, 2009 (in thousands):

	Fair Value Measurements at July 4, 2009 Using
	July 4, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,797	$2,797	$—	$—

Total Assets	$2,797	$2,797	$—	$—

Liabilities
Interest rate swaps (b)	$4,325	$—	$4,325	$—
Lease exit liability (c)	1,102	—	—	1,102

Total Liabilities	$5,427	$—	$4,325	$1,102

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transactions. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.
(c)	Based on the fair value of the discounted cash flows over the remaining term of the leased property. Amount is included within accrued expenses and other non-current liabilities in the accompanying condensed consolidated balance sheet.

The fair value of lease exit liabilities within the Level 3 classification is based on a discounted cash flow model. The fair value of the lease exit liability is determined by summing the present value of the future minimum lease payments determined by the underlying property lease. As of July 4, 2009, the Company assumed a weighted average discount rate of 9.0%, an expected term of 2 years and no anticipated sublease income. The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

July 4, 2009
Beginning Balance	$1,208
Settlements	(106)

Ending Balance	$1,102

The following table presents the estimated fair value of the Company’s long-term, senior notes at July 4, 2009 and January 3, 2009 based upon quoted market prices (in thousands):

	Fair Value at July 4, 2009	Carrying Value at July 4, 2009	Fair Value at January 3, 2009	Carrying Value at January 3, 2009
10.75% Senior Notes	$113,250	$150,000	$111,750	$150,000
Senior Floating Rate Notes	92,400	140,000	105,000	140,000
13% Senior Discount Notes	41,313	51,480	37,066	51,480

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

10. Income Taxes:

The income tax benefit recorded for the quarter and six months ended July 4, 2009 of 123.0% and 60.2% respectively, and the income tax provision recorded for the quarter and six months ended July 5, 2008 of 43.1% and 44.6%, respectively, are based on an annual estimated effective tax rate of 60.2% for 2009 and 44.6% for 2008, which takes into account year-to-date income and projected results for the full year. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 and, to a lesser extent, a slightly higher state income tax effective rate. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

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

At July 4, 2009, the Company had unrecognized tax benefits of $2.2 million, of which $1.5 million is included within accrued expenses, which includes $0.2 million relating to accrued interest and penalties; the other $0.7 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $2.2 million unrecognized tax benefits as of July 4, 2009, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $2.2 million liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $0.1 million due to expiration of statutes of limitations, all of which would reduce income tax expense.

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of July 4, 2009, total obligations of the Company as guarantor on these leases is approximately $6.2 million extending over 10 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $5.8 million. A provision has been made for the net present value of the estimated shortfall.

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

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $24.7 million and $25.5 million for the quarters ended July 4, 2009 and July 5, 2008, respectively, and $48.6 million and $51.0 million for the six months ended July 4, 2009 and July 5, 2008, respectively. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

14. Subsequent Event:

Effective July 31, 2009, the Company completed and settled, with the seller, the closing date balance sheet and determination of purchase price regarding the acquisition of Am-Pac Tire. In conjunction with this settlement, the Company received $0.9 million as a result of the closing date balance sheet and purchase price adjustment procedures included within the Stock Purchase Agreement. This amount will be reflected, during the third quarter of 2009, as an adjustment to the cash consideration paid in the acquisition of Am-Pac Tire.

15. Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No 168 is not intended to change or alter existing GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management believes that the adoption of SFAS No. 168 will not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ended after June 15, 2009. The Company adopted SFAS No. 165 on July 4, 2009 and has included the required disclosures in Note 2.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP on July 4, 2009 and has included the required disclosures in Note 9.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP on July 4, 2009 with no material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP on July 4, 2009 with no material impact on its consolidated financial statements.

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

16. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Company. As allowed under our indenture agreements, during fiscal 2009, the Company merged certain subsidiary guarantors into the subsidiary issuer. As a result of this merger, the condensed consolidating balance sheet as of January 3, 2009, the condensed consolidating statements of operations for the quarter and six month periods ended July 5, 2008, and the condensed consolidating statement of cash flows for the six months ended July 5, 2008 have been retroactively adjusted to reflect the post-merger legal entity structure.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of July 4, 2009 and January 3, 2009 are as follows:

	As of July 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,804	$834	$—	$7,638
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	205,336	8,497	—	213,833
Inventories	—	342,298	17,839	—	360,137
Assets held for sale	—	469	2,674	—	3,143
Intercompany receivables	—	—	13,523	(13,523)	—
Other current assets	—	22,834	6,339	—	29,173

Total current assets	—	578,241	59,456	(13,523)	624,174

Property and equipment, net	—	47,053	10,192	—	57,245
Goodwill and other intangible assets, net	—	590,891	16,469	—	607,360
Investment in subsidiaries	299,894	63,270	—	(363,164)	—
Other assets	1,660	10,575	9,255	—	21,490

Total assets	$301,554	$1,290,030	$95,372	$(376,687)	$1,310,269

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$321,027	$15,061	$—	$336,088
Accrued expenses	1,716	20,065	7,326	—	29,107
Liabilities held for sale	—	—	948	—	948
Current maturities of long-term debt	6,263	2,113	16	—	8,392
Intercompany payables	845	12,678	—	(13,523)	—

Total current liabilities	8,824	355,883	23,351	(13,523)	374,535

Long-term debt	45,217	550,734	30	—	595,981
Deferred income taxes	—	68,183	3,996	—	72,179
Other liabilities	—	15,336	4,725	—	20,061
Redeemable preferred stock	25,249	—	—	—	25,249
Stockholders’ equity:
Intercompany investment	—	280,622	65,198	(345,820)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,295	—	—	—	218,295
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	2,037	21,881	(1,928)	(19,953)	2,037
Accumulated other comprehensive loss	(2,609)	(2,609)	—	2,609	(2,609)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	222,264	299,894	63,270	(363,164)	222,264

Total liabilities and stockholders’ equity	$301,554	$1,290,030	$95,372	$(376,687)	$1,310,269

	As of January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$6,305	$2,118	$—	$8,495
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	153,949	24,946	—	178,895
Inventories	—	393,608	62,469	—	456,077
Assets held for sale	—	442	14,270	—	14,712
Intercompany receivable	—	17,714	—	(17,714)	—
Other current assets	2	21,215	6,412	—	27,629

Total current assets	74	593,733	119,965	(17,714)	696,058

Property and equipment, net	—	47,618	9,998	—	57,616
Goodwill and other intangible assets, net	—	598,939	14,055	—	612,994
Investment in subsidiaries	300,361	65,074	—	(365,435)	—
Other assets	1,836	12,886	9,470	—	24,192

Total assets	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$311,141	$49,250	$—	$360,391
Accrued expenses	1,723	30,306	11,076	—	43,105
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	—	3,034	16	—	3,050
Intercompany payables	641	—	17,073	(17,714)	—

Total current liabilities	2,364	344,481	78,614	(17,714)	407,745

Long-term debt	51,480	587,868	36	—	639,384
Deferred income taxes	—	70,844	3,974	—	74,818
Other liabilities	—	14,696	5,790	—	20,486
Redeemable preferred stock	23,941	—	—	—	23,941
Stockholders’ equity:
Intercompany investment	—	280,624	65,198	(345,822)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,022	—	—	—	218,022
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	4,990	22,804	(124)	(22,680)	4,990
Accumulated other comprehensive loss	(3,067)	(3,067)	—	3,067	(3,067)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	224,486	300,361	65,074	(365,435)	224,486

Total liabilities and stockholders’ equity	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Condensed consolidating statements of operations for the quarters ended July 4, 2009 and July 5, 2008 are as follows:

	For the Quarter Ended July 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$512,930	$44,348	$—	$557,278
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	432,933	33,690	—	466,623

Gross profit	—	79,997	10,658	—	90,655
Selling, general and administrative expenses	27	64,887	12,686	—	77,600

Operating (loss) income	(27)	15,110	(2,028)	—	13,055
Other (expense) income:
Interest expense	(2,421)	(11,599)	—	—	(14,020)
Other, net	(2)	103	(423)	—	(322)
Equity earnings of subsidiaries	917	(696)	—	(221)	—

(Loss) income from operations before income taxes	(1,533)	2,918	(2,451)	(221)	(1,287)
Income tax (benefit) provision	(1,829)	2,001	(1,755)	—	(1,583)

Net income (loss)	$296	$917	$(696)	$(221)	$296

	For the Quarter Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$504,330	$—	$—	$504,330
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	417,746	—	—	417,746

Gross profit	—	86,584	—	—	86,584
Selling, general and administrative expenses	13	67,526	—	—	67,539

Operating (loss) income	(13)	19,058	—	—	19,045
Other expense:
Interest expense	(2,380)	(12,332)	—	—	(14,712)
Other, net	—	(219)	—	—	(219)
Equity earnings of subsidiaries	3,713	—	—	(3,713)	—

Income from operations before income taxes	1,320	6,507	—	(3,713)	4,114
Income tax (benefit) provision	(1,020)	2,794	—	—	1,774

Net income	$2,340	$3,713	$—	$(3,713)	$2,340

Condensed consolidating statements of operations for the six months ended July 4, 2009 and July 5, 2008 are as follows:

	For the Six Months Ended July 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$975,931	$119,625	$—	$1,095,556
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	819,776	93,526	—	913,302

Gross profit	—	156,155	26,099	—	182,254
Selling, general and administrative expenses	277	131,012	29,998	—	161,287

Operating (loss) income	(277)	25,143	(3,899)	—	20,967
Other (expense) income:
Interest expense	(4,831)	(23,048)	(1)	—	(27,880)
Other, net	(2)	135	(645)	—	(512)
Equity earnings of subsidiaries	(923)	(1,804)	—	2,727	—

(Loss) income from operations before income taxes	(6,033)	426	(4,545)	2,727	(7,425)
Income tax (benefit) provision	(3,080)	1,349	(2,741)	—	(4,472)

Net loss	$(2,953)	$(923)	$(1,804)	$2,727	$(2,953)

	For the Six Months Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,015,341	$—	$—	$1,015,341
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	841,011	—	—	841,011

Gross profit	—	174,330	—	—	174,330
Selling, general and administrative expenses	15	136,427	—	—	136,442

Operating (loss) income	(15)	37,903	—	—	37,888
Other expense:
Interest expense	(4,749)	(25,121)	—	—	(29,870)
Other, net	(1)	(733)	—	—	(734)
Equity earnings of subsidiaries	6,673	—	—	(6,673)	—

Income from operations before income taxes	1,908	12,049	—	(6,673)	7,284
Income tax (benefit) provision	(2,126)	5,376	—	—	3,250

Net income	$4,034	$6,673	$—	$(6,673)	$4,034

Condensed consolidating statements of cash flows for the six months ended July 4, 2009 and July 5, 2008 are as follows:

	For the Six Months Ended July 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,953)	$(923)	$(1,804)	$2,727	$(2,953)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles and other assets	178	16,280	912	—	17,370
Provision for doubtful accounts	—	1,038	1	—	1,039
Accretion of 8% cumulative preferred stock	221	—	—	—	221
Accrued dividends on 8% cumulative preferred stock	1,088	—	—	—	1,088
Benefit for deferred income taxes	—	(3,255)	1	—	(3,254)
Other, net	273	827	13	—	1,113
Equity earnings of subsidiaries	923	1,804	—	(2,727)	—
Change in assets and liabilities:
Accounts receivable	—	(52,450)	16,022	—	(36,428)
Inventories	—	51,243	43,117	—	94,360
Other current assets	2	(1,301)	1,351	—	52
Accounts payable and accrued expenses	(7)	38,674	(30,768)	—	7,899
Other, net	(1)	479	(771)	—	(293)

Net cash (used in) provided by operations	(276)	52,416	28,074	—	80,214

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(128)	(493)	—	(621)
Purchase of property and equipment	—	(3,933)	(167)	—	(4,100)
Purchase of assets held for sale	—	(830)	—	—	(830)
Proceeds from sale of property and equipment	—	69	18	—	87
Proceeds from disposal of assets held for sale	—	657	7,300	—	7,957
Intercompany	204	30,392	(30,596)	—	—

Net cash provided by (used in) investing activities	204	26,227	(23,938)	—	2,493

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,147,873	—	—	1,147,873
Repayments of revolving credit facility	—	(1,184,979)	—	—	(1,184,979)
Outstanding checks	—	(39,212)	(5,414)	—	(44,626)
Payments of other long-term debt	—	(1,826)	(6)	—	(1,832)

Net cash used in financing activities	—	(78,144)	(5,420)	—	(83,564)

Net (decrease) increase in cash and cash equivalents	(72)	499	(1,284)	—	(857)
Cash and cash equivalents, beginning of period	72	6,305	2,118	—	8,495

Cash and cash equivalents, end of period	$—	$6,804	$834	$—	$7,638

	For the Six Months Ended July 5, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income.	$4,034	$6,673	$—	$(6,673)	$4,034
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	179	14,641	—	—	14,820
Provision for doubtful accounts	—	70	—	—	70
Accretion of 8% cumulative preferred stock	221	—	—	—	221
Accrued dividends on 8% cumulative preferred stock	1,005	—	—	—	1,005
Benefit for deferred income taxes	—	(2,178)	—	—	(2,178)
Other, net	11	(282)	—		(271)
Equity earnings of subsidiaries	(6,673)	—	—	6,673	—
Change in assets and liabilities:
Accounts receivable	—	(36,295)	—	—	(36,295)
Inventories	—	(37,925)	—	—	(37,925)
Other current assets	(4)	(530)	—	—	(534)
Accounts payable and accrued expenses	1	(5,372)	—	—	(5,371)
Other, net	(1)	(1,063)	—	—	(1,064)

Net cash used in operations	(1,227)	(62,261)	—	—	(63,488)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(165)	—	—	(165)
Purchase of property and equipment	—	(6,766)	—	—	(6,766)
Purchase of assets held for sale	—	(1,943)	—	—	(1,943)
Proceeds from sale of property and equipment	—	56	—	—	56
Intercompany	1,226	(1,226)	—	—	—

Net cash provided by (used in) investing activities	1,226	(10,044)	—	—	(8,818)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	931,125	—	—	931,125
Repayments of revolving credit facility	—	(861,647)	—	—	(861,647)
Outstanding checks	—	6,096	—	—	6,096
Payments of other long-term debt	—	(2,111)	—	—	(2,111)

Net cash provided by financing activities	—	73,463	—	—	73,463

Net (decrease) increase in cash and cash equivalents	(1)	1,158	—	—	1,157
Cash and cash equivalents, beginning of period	73	4,676	—	—	4,749

Cash and cash equivalents, end of period	$72	$5,834	$—	$—	$5,906

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 4, 2009 and July 5, 2008 contain operating results for 13 weeks. The six months ended July 4, 2009 and July 5, 2008 contain operating results for 26 weeks and 27 week, respectively.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $30.2 billion industry in 2008. The U.S. replacement tire market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. However, comparable unit replacement tire demand sequentially softened each quarter in 2008 and has continued at soft levels during the first half of 2009, with the first six months of 2009 down 11.2% as compared to the first six months of 2008, as reported by the Rubber Manufacturer’s Association (“RMA”). During this same period, we have achieved a year-over-year increase of 7.9% in unit replacement tire demand. Our above-market results are due, in part, to the inclusion of Am-Pac Tire (as defined below), which provided for growth of 16.3%, partially offset by the inclusion of three additional business days in our first six months of 2008, which provided for a decline of 2.5%. We believe the weakened industry demand has been due, in part, to continuing economic uncertainty resulting in a reduction in miles driven, which has contributed to the deferral of tire purchases. We expect these conditions to continue to impact us for most, if not all, of 2009. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results during both contracting and expanding market demand cycles.

High and ultra-high performance tires are our highest profit products and have relatively shorter replacement cycles. According to Modern Tire Dealer, the number of units sold in this subcategory industry-wide was down 3.2% from 2007 to 2008 and, according to the RMA, are down 9.2% in the first six months of 2009. During our first six months of 2009 and excluding Am-Pac Tire (as defined below) and the additional three business days in 2008, our high and ultra-high performance tire unit sales were down only 0.4%. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 80.3% of our net sales for the quarter ended July 4, 2009. The remainder of net sales is primarily derived from other tire sales (11.7%), custom wheels (2.7%), automotive service equipment (1.7%), and other products (1.3%). In addition, sales from our retail operations acquired from Am-Pac Tire (as defined below) in late 2008, which is classified as held for sale at July 4, 2009, represent 2.3% of our net sales for the quarter ended July 4, 2009. We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes growth both through acquisitions and organically, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past five years, we have successfully acquired and integrated ten businesses representing approximately $727 million in annual net sales (including approximately $55 million of retail sales from the Am-Pac Tire acquisition as defined below).

On December 18, 2008, we completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”) pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. This acquisition significantly strengthened our presence in markets we currently serve and allowed us to expand our operations into St. Louis, Missouri and western Texas. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $75.4 million, consisting of $72.0 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.4 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in a customer relationship intangible asset of $9.6 million, an intangible tradename asset of $4.5 million and goodwill of $2.7 million. Subsequent to July 4, 2009, we completed and settled, with the seller, the closing date balance sheet and determination of purchase price regarding the acquisition of Am-Pac Tire. In conjunction with this settlement, we received $0.9 million as a result of the closing date balance sheet and purchase price adjustment procedures included within the Stock Purchase Agreement. This amount will be reflected, during the third quarter of 2009, as an adjustment to the cash consideration paid in the acquisition of Am-Pac Tire.

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

The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in negative goodwill of $4.0 million and a customer relationship intangible asset of $5.5 million. Subsequent to January 3, 2009, the Company presented working capital adjustments to the seller that are to be finalized during the third quarter of 2009. Based upon the scope of these working capital adjustments, the negative goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.7 million.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Results of Operations

Quarter Ended July 4, 2009 Compared to Quarter Ended July 5, 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended July 4, 2009	Quarter Ended July 5, 2008	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 4, 2009	July 5, 2008
	(Unaudited)	(Unaudited)
Net sales	$557,278	$504,330	$52,948	10.5%	100.0%	100.0%
Cost of goods sold	466,623	417,746	(48,877)	(11.7)	83.7	82.8

Gross profit	90,655	86,584	4,071	4.7	16.3	17.2
Selling, general and administrative expenses	77,600	67,539	(10,061)	(14.9)	13.9	13.4

Operating income	13,055	19,045	(5,990)	(31.5)	2.3	3.8
Other expense:
Interest expense	(14,020)	(14,712)	692	4.7	(2.5)	(2.9)
Other, net	(322)	(219)	(103)	(47.0)	(0.1)	(0.0)

(Loss) income from operations before income taxes	(1,287)	4,114	(5,401)	(131.3)	(0.2)	0.8
Income tax (benefit) provision	(1,583)	1,774	3,357	189.2	(0.3)	0.4

Net income	$296	$2,340	$(2,044)	(87.4)%	0.1%	0.5%

Net Sales

Sales increased $52.9 million in second quarter 2009 primarily driven by our acquisition of Am-Pac Tire in late 2008, which contributed $75.4 million to the quarter-over-quarter increase. Additionally, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008 contributed an additional $19.4 million to the quarter-over-quarter increase. Excluding Am-Pac Tire, our sales of passenger and light truck tire units continued to outperform the overall passenger and light truck tire market (down 10.3% as measured by the RMA), but still declined 5.3% during the second quarter of 2009 as compared to the second quarter of 2008. As such, softer tire unit sales of $24.6 million, combined with a decline in wheel and equipment and supply sales, collectively $16.9 million, partially offset the increases noted above.

Gross Profit

Gross profit in second quarter 2009 increased $4.1 million primarily due to the contribution from the Am-Pac Tire acquisition and, to a lesser extent, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008. Partially offsetting these increases were the benefit of favorable inventory cost layers generated during the second quarter of 2008, which resulted from passing through the tire manufacturers multiple price increases, that did not repeat in 2009, as well as, lower tire, wheel and equipment and supply sales volumes.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $10.1 million is due predominantly to our acquisition of Am-Pac Tire in late 2008, which accounted for an increase of approximately $12.7 million. Other increases included higher rents for larger facilities occupied during late 2008 or early 2009 and higher amortization expense related to the change in accounting estimate for certain customer list intangible assets (See Note 7 in the

Notes to the Condensed Consolidated Financial Statements). Lower employee-related expenses of $2.4 million, including lower overall employee headcount, and lower fuel cost partially offset the increases noted above.

Interest Expense

The decrease in interest expense for second quarter 2009 is primarily due to lower interest rates on our variable rate debt, partially offset by higher average borrowings from our revolving credit facility during second quarter 2009.

(Benefit) Provision for Income Taxes

We recognized an income tax benefit of $1.6 million in second quarter 2009 based on a pre-tax loss of $1.3 million, compared to an income tax provision of $1.8 million in second quarter 2008 based on a pre-tax income of $4.1 million. The effective tax rate in second quarter 2009 was 123.0% compared with 43.1% in second quarter 2008. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes), and, to a lesser extent, a slightly higher state income tax effective rate. The income tax benefit recorded for second quarter 2009 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

The decrease in net income of $2.0 million is due, in part, to higher selling, general and administrative expenses, as discussed above, partially offset by improvement in contributed gross profit dollars, lower interest expense and fluctuation in the income tax (benefit) provision between periods.

Six Months Ended July 4, 2009 Compared to the Six Months Ended July 5, 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Six Months Ended July 4, 2009	Six Months Ended July 5, 2008	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Six Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	July 4, 2009	July 5, 2008
	(Unaudited)	(Unaudited)
Net sales	$1,095,556	$1,015,341	$80,215	7.9%	100.0%	100.0%
Cost of goods sold	913,302	841,011	(72,291)	(8.6)	83.4	82.8

Gross profit	182,254	174,330	7,924	4.5	16.6	17.2
Selling, general and administrative expenses	161,287	136,442	(24,845)	(18.2)	14.7	13.4

Operating income	20,967	37,888	(16,921)	(44.7)	1.9	3.7
Other expense:
Interest expense	(27,880)	(29,870)	1,990	6.7	(2.5)	(2.9)
Other, net	(512)	(734)	222	30.2	0.0	(0.1)

(Loss) income from operations before income taxes	(7,425)	7,284	(14,709)	201.9	(0.7)	0.7
Income tax (benefit) provision	(4,472)	3,250	7,722	(237.6)	(0.4)	0.3

Net (loss) income	$(2,953)	$4,034	$(6,987)	173.2%	(0.3)%	0.4%

Net Sales

Sales increased $80.2 million in the six-month period of 2009 primarily driven by our acquisition of Am-Pac Tire in late 2008, which contributed $152.2 million to the year-over-year increase. Additionally, our passing through the tire manufacturers multiple price increases of 2008 contributed an additional $44.5 million to the year-over-year increase. Excluding Am-Pac Tire and the three additional business days in the six-month period of 2008, our sales of passenger and light truck tire units continued to outperform the overall passenger and light truck tire market (down 11.2% as measured by the RMA), but still declined 5.8% during the six-month period of 2009 as compared to the six-month period of 2008. As such, softer tire unit sales of $84.5 million (approximately $20.9 million of which resulted from an additional three business days in the six-month period of 2008 compared to the same period in 2009), combined with a decline in wheel and equipment and supply sales, collectively off $33.4 million, partially offset the increases noted above.

Gross Profit

Gross profit in the six-month period of 2009 increased $7.9 million primarily due to the contribution from the Am-Pac Tire acquisition and, to a lesser extent, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008. Partially offsetting these increases was the benefit of favorable inventory cost layers generated during the first six months of 2008, which resulted from passing through the tire manufacturers multiple price increases, that did not repeat in 2009, as well as lower tire, wheel and equipment and supply sales volumes, due, in part, to the three fewer business days in the six-month period of 2009.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $24.8 million is due predominantly to our acquisition of Am-Pac Tire in late 2008 which accounted for an increase of approximately $30.0 million. Other increases included higher restructuring expense related to lease tails for facilities that were relocated ($1.4 million), higher rents for larger facilities occupied during late 2008 or early 2009 ($2.4 million) and higher amortization expense related to the change in accounting estimate for certain customer list intangible assets (See Note 7 in the Notes to the Condensed Consolidated Financial Statements). Lower employee-related expenses of $8.4 million, including lower incentive-based compensation, lower overall employee headcount and three fewer business days in 2009 as compared to 2008, and lower fuel cost partially offset the increases notes above.

Interest Expense

The $2.0 million decrease in interest expense for the six-month period of 2009 was due to lower interest rates on our variable rate debt, partially offset by higher average borrowings from our revolving credit facility during the six-month period of 2009.

(Benefit) Provision for Income Taxes

We recognized an income tax benefit of $4.5 million in the six-month period of 2009 based on a pre-tax loss of $7.4 million, compared to an income tax provision of $3.3 million in the six-month period of 2008 based on a pre-tax income of $7.3 million. The effective tax rate for the first six months of 2009 was 60.2% compared with 44.6% for the corresponding period in 2008. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax benefit recorded for the first half of 2009 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net (Loss) Income

Net loss for the six-month period of 2009 increased $7.0 million due, in part, to higher selling, general and administrative expenses, as discussed above, partially offset by improvement in contributed gross profit dollars, lower interest expense and the fluctuation in the income tax (benefit) provision between periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K for the period ended January 3, 2009. During the six months ended July 4, 2009, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At July 4, 2009 our total debt, including capital leases, was $604.4 million compared to $642.4 million at January 3, 2009, a decrease of $38.0 million. Higher repayments of ATD’s amended revolving credit facility accounted for the majority of the decrease in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at July 4, 2009, of which $125.3 million was available for additional borrowings. The amount available to borrow under the amended revolving credit facility is limited by the borrowing base computation, as defined in the agreement.

The following table summarizes the cash flows for the six months ended July 4, 2009 and July 5, 2008 (in thousands):

	Six Months Ended July 4, 2009	Six Months Ended July 5, 2008
Cash provided by (used in) operating activities	$80,214	$(63,488)
Cash provided by (used in) investing activities	2,493	(8,818)
Cash (used in) provided by financing activities	(83,564)	73,463

Net (decrease) increase in cash and cash equivalents	(857)	1,157
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$7,638	$5,906

Cash payments for interest	$23,750	$31,399
Cash payments for taxes, net	$5,277	$11,200
Capital expenditures financed by debt	$877	$959

Operating Activities

Cash provided by operating activities increased $143.7 million to $80.2 million in the six months ended July 4, 2009 compared to cash used in operating activities of $63.5 million in the six months ended July 5, 2008. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements. For the six months ended July 4, 2009, our change in operating assets and liabilities generated a cash inflow of approximately $65.6 million, primarily driven by a decrease in inventories and, to a lesser extent, an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The decrease in inventories resulted from the combination of the ongoing consolidations of the acquired Am-Pac Tire distribution centers and rationalization of their inventories, as well as, reduction in elevated year-end inventory levels. The increase in accounts receivable resulted from seasonal volume increases during the second quarter of 2009 and the decrease in accrued expenses resulted from income tax payments and incentive compensation payments made during the six months ended July 4, 2009, both of which related to fiscal 2008 performance. Comparatively, during the same period of 2008, our change in operating assets and liabilities generated a cash outflow of approximately $81.2 million, primarily driven by volume-related increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during the six months ended July 5, 2008.

Investing Activities

Net cash provided by investing activities increased $11.3 million to $2.5 million in the six months ended July 4, 2009 compared to net cash used in investing activities of $8.8 million in the six months ended July 5, 2008. The increase in net cash provided by investing activities was due primarily to the proceeds from the sale of assets held for sale, including $7.3 million for the sale of certain retail operations acquired in the Am-Pac Tire acquisition (see Note 6 in the Notes to the Condensed Consolidated Financial Statements), and a lower level of purchases of property and equipment in the first half of 2009 as compared to the first half of 2008 primarily resulting from the expansion of one of our distribution centers in 2008 that did not repeat. Capital expenditures during the six months ended July 4, 2009 included information technology upgrades and warehouse racking. During the six months ended July 4, 2009, we also had capital expenditures financed by debt of $0.9 million relating to information technology.

Financing Activities

Net cash used in financing activities increased $157.0 million to $83.6 million in the six months ended July 4, 2009 compared to net cash provided by financing activities of $73.5 million in the six months ended July 5, 2008. The increase in cash used in financing activities was primarily due to lower net borrowings from our Amended Revolver, primarily due to the reduction in working capital requirements discussed above, as well as timing of outstanding checks from year-end that cleared in first quarter 2009.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of July 4, 2009, the outstanding Amended Revolver balance was $239.8 million. In addition, ATD has certain letters of credit outstanding at July 4, 2009 in the aggregate amount of $7.9 million and at that same date, $125.3 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of July 4, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of July 4, 2009). At July 4, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 2.0% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the Amended Revolver.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of July 4, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest decreased $7.6 million to $23.8 million in the six-month period ended July 4, 2009 compared to $31.4 million in the six-month period ended July 5, 2008 primarily due to the timing of our 2008 calendar period which included three quarterly interest payments on our Senior Floating Rate Notes ($11.0 million) compared to only two quarterly interest payments in the six-month period ended July 4, 2009 ($5.3 million). In addition, lower interest rates during the six-month period ended July 4, 2009 as compared to the six-month period ended July 5, 2008 also contributed to the year-over-year decline in cash payments for interest.

Cash payments for taxes decreased $5.9 million to $5.3 million in the six-month period ended July 4, 2009 compared to $11.2 million in the six-month period ended July 5, 2008 primarily due to the balance and timing of income tax extension payments for fiscal 2007, made in the first part of 2008, as compared to payments for fiscal 2008 made in the first part of 2009.

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

	Six Months Ended July 4, 2009	Six Months Ended July 5, 2008
Net cash provided by (used in) operating activities	$80,214	$(63,488)
Changes in operating assets and liabilities	(65,590)	81,189
Benefit for deferred income taxes	3,254	2,178
Interest expense	27,880	29,870
Current (benefit) provision for income taxes	(4,472)	3,250
Provision for doubtful accounts	(1,039)	(70)
Amortization of other assets	(2,419)	(2,419)
Accretion of 8% cumulative preferred stock	(221)	(221)
Accrued dividends on 8% cumulative preferred stock	(1,088)	(1,005)
Other	(351)	821

Indenture EBITDA	$36,168	$50,105

Total Indenture EBITDA for the six months ended July 4, 2009 decreased $13.9 million to $36.2 million compared to $50.1 million in the six months ended July 5, 2008 due primarily to a reduction in passenger and light truck tire sales units and, to a lesser extent, lower sales contributions from wheels, equipment and supplies during the six-month period ended July 4, 2009, partially offset by the contributions from our acquisition of Am-Pac Tire, favorable net tire pricing and related contributed gross profit dollars, and lower selling, general and administrative expenses, excluding Am-Pac Tire, resulting from three fewer business days in 2009 versus 2008, as well as, lower headcount and fuel costs.

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

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of July 4, 2009, our total obligations, as guarantor on these leases are approximately $6.2 million extending over 10 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $5.8 million. A provision has been made for the net present value of the estimated shortfall.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No 168 is not intended to change or alter existing GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ended after June 15, 2009. We adopted SFAS No. 165 on July 4, 2009 and have included the required disclosures in Note 2 in the Notes to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP on July 4, 2009 and have included the required disclosures in Note 9 in the Notes to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP on July 4, 2009 with no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP on July 4, 2009 with no material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to generally affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted SFAS No. 141(R) on January 4, 2009 (the first day of our 2009 fiscal year). The adoption of SFAS No. 141(R) did not have a material impact on our results of operations or financial position; however, the impact in future periods will depend on the nature and size of business combinations completed in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s amended credit facility and our Senior Floating Rate Notes. Interest on the amended credit facility is tied to the Base Rate, as defined in the Amended Revolver, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At July 4, 2009, ATD had $379.8 million outstanding under its amended credit facility and our Senior Floating Rate Notes, of which $194.8 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.9 million, based on the outstanding balance of the amended credit facility and Senior Floating Rate Notes that have not been hedged at July 4, 2009.

On June 4, 2009, we entered into an interest rate swap agreement, effective as of June 8, 2009 (the “2009 Swap”), to manage exposure to fluctuations in interest rates. The 2009 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2009 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 4, 2009, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the 2009 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2009 Swap was a liability of $0.5 million at July 4, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheet with the offset included in interest expense in the accompanying condensed consolidated statement of operations. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

On October 11, 2005, we entered into an interest rate swap agreement (the “2005 Swap”) to manage exposure to fluctuations in interest rates. The 2005 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2005 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 4, 2009, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. The 2005 Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the 2005 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2005 Swap was a liability of $3.8 million at July 4, 2009 and $4.3 million at January 3, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 4, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of our business. We do not expect that any of these matters will have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 6.	Exhibits.

10.1	Amended and Restated Employment Agreement between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K filed June 3, 2009).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2009

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/S/ DAVID L. DYCKMAN
David L. Dyckman Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)