Form 10-Q
period 2009-10-03
American Tire Distributors Holdings, Inc.
filed 2009-11-17
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Number of common shares outstanding at November 11, 2009: 999,527

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

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	October 3, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$6,446	$8,495
Restricted cash	10,250	10,250
Accounts receivable, net of allowance for doubtful accounts of $1,712 and $2,314	202,524	178,895
Inventories	366,893	456,077
Assets held for sale	2,976	14,712
Deferred income taxes	15,207	14,198
Other current assets	10,629	13,431

Total current assets	614,925	696,058

Property and equipment, net	55,185	57,616
Goodwill	375,737	369,961
Other intangible assets, net	230,237	243,033
Other assets	20,483	24,192

Total assets	$1,296,567	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$332,233	$360,391
Accrued expenses	30,730	43,105
Liabilities held for sale	783	1,199
Current maturities of long-term debt	8,112	3,050

Total current liabilities	371,858	407,745

Long-term debt	581,304	639,384
Deferred income taxes	70,724	74,818
Other liabilities	18,718	20,486
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	25,918	23,941
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,173 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,327 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,321	218,022
Warrants	4,631	4,631
Accumulated earnings	7,334	4,990
Accumulated other comprehensive loss	(2,151)	(3,067)
Treasury stock, at cost, 473 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	228,045	224,486

Total liabilities and stockholders’ equity	$1,296,567	$1,390,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended October 3, 2009	Quarter Ended October 4, 2008	Nine Months Ended October 3, 2009	Nine Months Ended October 4, 2008
Net sales	$549,490	$501,959	$1,645,046	$1,517,300
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	451,252	408,099	1,364,554	1,249,110

Gross profit	98,238	93,860	280,492	268,190
Selling, general and administrative expenses	72,315	67,642	233,602	204,084

Operating income	25,923	26,218	46,890	64,106
Other expense:
Interest expense	(13,465)	(14,532)	(41,345)	(44,402)
Other, net	(333)	(219)	(845)	(953)

Income from operations before income taxes	12,125	11,467	4,700	18,751
Income tax provision	6,828	4,950	2,356	8,200

Net income	$5,297	$6,517	$2,344	$10,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, January 3, 2009	999,527	$10	$218,022	$4,631	$4,990	$(3,067)	$(100)	$224,486
Comprehensive income:
Net income	—	—	—	—	2,344	—	—	2,344
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	534	—	534
Unrealized gain on rabbi trust assets, net of income taxes of $0.2 million	—	—	—	—	—	382	—	382

Total comprehensive income	—	—	—	—	—	—	—	3,260
Stock-based compensation expense	—	—	299	—	—	—	—	299

Balance, October 3, 2009	999,527	$10	$218,321	$4,631	$7,334	$(2,151)	$(100)	$228,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended October 3, 2009	Nine Months Ended October 4, 2008
Cash flows from operating activities:
Net income	$2,344	$10,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	23,573	18,717
Amortization of other assets	3,627	3,626
Benefit for deferred income taxes	(4,721)	(3,417)
Accretion of 8% cumulative preferred stock	331	331
Accrued dividends on 8% cumulative preferred stock	1,648	1,522
Provision for doubtful accounts	1,368	1,113
Other, net	1,922	(16)
Change in operating assets and liabilities:
Accounts receivable	(25,516)	(25,960)
Inventories	85,911	(66,060)
Other current assets	1,002	(840)
Accounts payable and accrued expenses	10,946	(15,053)
Other, net	(2,428)	(1,662)

Net cash provided by (used in) operating activities	100,007	(77,148)

Cash flows from investing activities:
Acquisitions, net of cash acquired	134	(168)
Purchase of property and equipment	(5,565)	(10,011)
Purchase of assets held for sale	(830)	(3,020)
Proceeds from sale of assets held for sale	8,146	1,977
Proceeds from sale of property and equipment	167	109

Net cash provided by (used in) investing activities	2,052	(11,113)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,624,378	1,466,910
Repayments of revolving credit facility	(1,676,094)	(1,380,329)
Outstanding checks	(49,719)	9,397
Payments of other long-term debt	(2,673)	(3,385)

Net cash (used in) provided by financing activities	(104,108)	92,593

Net (decrease) increase in cash and cash equivalents	(2,049)	4,332
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$6,446	$9,081

Supplemental disclosures of cash flow information—
Cash payments for interest	$40,818	$50,190

Cash payments for taxes, net	$5,294	$11,386

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$1,369	$2,258

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

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter and nine months ended October 3, 2009 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 3, 2009 and October 4, 2008 contain operating results for 13 weeks. The nine months ended October 3, 2009 and October 4, 2008 contain operating results for 39 weeks and 40 weeks, respectively.

The Company evaluated subsequent events through November 17, 2009, the date the accompanying financial statements were issued.

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

In determining the fair value of stock options issued during 2009, the Company used the Black-Scholes option pricing model. The fair value of the options granted to Mr. Micali and Mr. Redheuil during 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $188.05 and $262.73 per share, respectively. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 2.55%; no dividend yield; expected lives of 7 years and 30 calendar days (for Mr. Micali) and 3 years and 30 calendar days (for Mr. Redheuil); and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation is based on the Company’s peer group in the industry in which it does business. For the quarter and nine months ended October 3, 2009, the Company recorded compensation expense related to stock option grants of $0.0 million and $0.3 million, respectively, which is included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations.

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

5. Assets Held for Sale:

As of October 3, 2009, the Company has a residential property, with a carrying value of $0.3 million classified as asset held for sale. The Company acquired this property as part of an employee relocation package. The Company is actively marketing this property and anticipates that it will be sold within a twelve-month period.

As part of the acquisition of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”), the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and therefore in conjunction with the requirements of the accounting standards for the disposal of long-lived assets, the related retail store assets, including the allocation of purchase price, and the related liabilities are classified as held for sale within the accompanying condensed consolidated balance sheets. See Note 6 for more information regarding the acquisition of Am-Pac Tire and the subsequent sale, during the second quarter of 2009, of a portion of these retail stores and operations. Also, see Note 14 for information regarding the sale of substantially all of the remaining retail stores of Am-Pac Tire subsequent to October 3, 2009. Included within assets held for sale as of October 3, 2009 and January 3, 2009 are balances for inventory ($1.1 million and $3.4 million, respectively), balances for accounts receivable ($0.2 million and $0.5 million, respectively) and balances for fixed assets ($0.5 million and $2.0 million, respectively).

6. Acquisitions

On December 18, 2008, the Company completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $74.7 million, consisting of $71.1 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.6 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. Unless the Company makes a proper claim for indemnity, as described in the Stock Purchase Agreement, prior to the eighteen (18) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers. This acquisition significantly strengthened the Company’s presence in markets it currently serves and allowed the Company to expand its operations into St. Louis, Missouri and western Texas.

The purchase price allocation, which is considered preliminary as it relates to the fair value assessment of inventory items acquired and the resolution regarding the amount held in escrow, has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.8 million. Effective July 31, 2009, the Company completed and settled, with the seller, the closing date balance sheet and determination of purchase price regarding the acquisition of Am-Pac Tire. In conjunction with this settlement, the Company received $0.9 million as a result of the closing date balance sheet and purchase price adjustment procedures included within the Stock Purchase Agreement. This amount has been reflected, during the third quarter of 2009, as an adjustment to the cash consideration paid in the acquisition of Am-Pac Tire.

As part of the acquisition of Am-Pac Tire, the Company acquired certain retail stores and operations. As it is management’s intention to divest of these stores during fiscal 2009 and in conjunction with accounting standards, the related assets, including the allocation of purchase price, and the related liabilities of the retail operations are classified as held for sale within the accompanying condensed consolidated balance sheets as of October 3, 2009 and January 3, 2009. Also, during the second quarter of 2009, the Company sold 26 of the acquired 37 retail stores with a carrying value of $10 million for proceeds of $7.3 million. The difference in proceeds and carrying value has been recorded as an adjustment to goodwill in the second quarter of 2009. In addition, subsequent to October 3, 2009, the Company sold substantially all of the remaining retail stores of Am-Pac Tire (see Note 14). Based upon the anticipated proceeds from the sale of these remaining stores, the Company adjusted the carrying value as of October 3, 2009. The difference in proceeds and carrying value, of approximately $3.0 million, has been recorded as an adjustment to goodwill in the third quarter of 2009.

The preliminary purchase price allocation is as follows (in thousands):

Total cash consideration	$71,095
Less: Debt paid by seller	(59,055)

Net cash consideration	12,040
Plus: Transaction fees	3,575
Less: Net book value of assets acquired	(9,281)
Plus: Pre-acquisition intangibles that were written off in purchase accounting	13,172

Excess of purchase price over net book value of assets acquired, excluding pre-acquisition intangibles	19,506
Allocation of excess purchase price to assets acquired and liabilities assumed:
Restricted cash	(9,750)
Accounts receivable	1,076
Income tax receivable	8,419
Property and equipment	(4,073)
Inventory	4,076
Assets held for sale	(980)
Customer lists	(9,591)
Trademarks and tradenames	(4,464)
Exit costs and termination benefits	10,658
Favorable leases	(232)
Net deferred taxes	(8,870)

Total adjustments	(13,731)

Goodwill	$5,775

The following unaudited pro forma supplementary data for the quarter and nine months ended October 4, 2008 gives effect to the Am-Pac Tire acquisition as if it had occurred as of December 30, 2007 (the first day of the Company’s 2008 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Quarter Ended October 4, 2008	Nine Months Ended October 4, 2008
	(in thousands)
Sales	$584,097	$1,761,321
Net income	4,018	6,491

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

The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in negative goodwill of $3.9 million and a customer relationship intangible asset of $5.5 million. In accordance with accounting standards for business combinations, the negative goodwill was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.7 million. Amortization for the customer relationship intangible asset is deductible for income tax purposes. The Gray’s Tire acquisition does not rise to the level of being a material business combination.

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

7. Goodwill and Other Intangible Assets:

The Company has recorded, at October 3, 2009, goodwill of $375.7 million, including $5.8 million in connection with the purchase of Am-Pac Tire (see Note 6 for further information). Approximately $27.2 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line or accelerated basis over their estimated useful lives as shown in the table below. The following table sets forth the gross amount and accumulated amortization of the intangible assets at October 3, 2009 and January 3, 2009 (in thousands):

	Estimated Useful Life (years)	October 3, 2009		January 3, 2009
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$244,896	$62,019	$244,397	$48,590
Noncompete agreements	3-5	613	613	613	596
Tradenames	1	150	—	—	—
Software	1	77	77	77	77

Total amortizable intangible assets		$245,736	$62,709	$245,087	$49,263

In addition, at October 3, 2009 and January 3, 2009, the Company had $47.2 million of indefinite lived intangible assets, consisting of tradenames.

In first quarter 2009, the Company implemented a change in accounting estimate relating to certain of its customer list intangible assets. The primary reason for this change relates to an analysis of current customer attrition rates within some of the Company’s less significant acquisitions. During the quarter and nine months ended October 3, 2009, the effect of this change in estimate was to increase amortization expense by $0.7 million and $2.2 million, respectively.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $4.5 million for the remaining three months in 2009, $17.6 million in 2010, $15.6 million in 2011, $15.2 million in 2012 and $14.7 million in 2013.

8. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of October 3, 2009, the outstanding Amended Revolver balance was $225.2 million. In addition, ATD had certain letters of credit outstanding at October 3, 2009 in the aggregate amount of $7.9 million and $123.8 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of October 3, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 3, 2009). At October 3, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 1.9% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the Amended Revolver.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of October 3, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

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

The Senior Discount Notes are subject to redemption at any time at the option of Holdings, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest. On April 1, 2010, if any Senior Discount Notes are outstanding, Holdings will be required to redeem 12.165% of each of the then outstanding Senior Discount Notes’ aggregate accreted value at a redemption price of 100% of the accreted value of the portion of the Senior Discount Notes so redeemed. Accordingly, for the period ended October 3, 2009, the Company has classified $6.3 million of the outstanding Senior Discount Notes as current maturities of long-term debt within the accompanying condensed consolidated balance sheet.

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

Senior Floating Rate Notes

On March 31, 2005, ATD issued Senior Floating Rate Notes in the aggregate principal amount of $140.0 million, resulting in net proceeds of approximately $134.5 million after debt issuance costs. The Senior Floating Rate Notes will mature on April 1, 2012. Interest on the Senior Floating Rate Notes is payable quarterly in arrears at a rate equal to the three-month LIBOR, reset quarterly, plus 6.25%, on January 1, April 1, July 1 and October 1 of each year, beginning on July 1, 2005. The interest rate on the Senior Floating Rate Notes ranged between 6.85% and 7.69% for the nine months ended October 3, 2009 and ranged between 8.95% and 11.48% for the nine months ended October 4, 2008. The Senior Floating Rate Notes are subject to redemption at any time at the option of ATD, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at certain redemption prices plus accrued and unpaid interest.

The indentures governing the Senior Notes, Senior Floating Rate Notes, and the Senior Discount Notes contain specified restrictions with respect to the conduct of the Company’s business and specified restrictive covenants limiting, among other things, the Company’s ability to pay dividends on or repurchase capital stock, repurchase or make early payments on subordinated debt, make investments, incur additional indebtedness, incur or assume liens on the Company’s assets to secure debt, merge or consolidate with another company, transfer or sell assets, and enter into transactions with affiliates. As of October 3, 2009 and January 3, 2009, ATD was in compliance with these covenants.

Derivative Instruments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for the purpose of improving the financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this standard effective January 4, 2009 (the first day of its 2009 fiscal year). As a result of the adoption of this standard, the Company expanded its disclosures regarding derivative instruments and hedging activities which are presented below.

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable rate debt. In order to manage a portion of this risk, the Company entered into interest rate swap agreements on October 11, 2005 (the “2005 Swap”) and June 4, 2009 (the “2009 Swap”). These interest rate swap agreements represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 3, 2009, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with accounting standards, the 2005 Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, the Company recognizes the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

At October 3, 2009, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. For the quarter and nine month periods ended October 3, 2009, $0.4 million and $0.9 million, respectively, has been recorded as interest expense within the accompanying condensed consolidated statements of operations based upon the change in fair value for the 2009 Swap.

As of October 3, 2009, the Company holds no other derivative instruments and has historically not entered into derivatives for trading or speculative purposes. In addition, during the next 12 months, management anticipates that a loss of approximately $3.6 million will be reclassified from accumulated other comprehensive loss into the consolidated statement of operations.

The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the reporting date. When the fair value of the interest rate swap agreements is an asset, the counterparty owes the Company, creating credit risk for the Company. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap agreements. The Company has minimized this credit risk by entering into interest rate swap agreements with a highly respectable and well know counterparty.

At October 3, 2009 and January 3, 2009, the fair values of the Company’s derivative instruments were recorded as follows (in thousands):

	Derivative Liability
	October 3, 2009		January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument
Interest rate swap	Other liabilities	$3,470	Other liabilities	$4,350
Derivative not designated as a hedging instrument
Interest rate swap	Other liabilities	871	Other liabilities	—

Total derivatives		$4,341		$4,350

The pre-tax effect of the derivative instruments on the condensed consolidated statement of operations for the quarter and nine months ended October 3, 2009 was as follows (in thousands):

Interest Rate Swap Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Quarter ended October 3, 2009	$(550)	Interest expense	$910
Nine Months ended October 3, 2009	(1,499)	Interest expense	2,379

Interest Rate Swap Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Quarter ended October 3, 2009	Interest expense	$(376)
Nine Months ended October 3, 2009	Interest expense	(871)

9. Fair Value of Financial Instruments:

In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted this standard for nonfinancial assets and nonfinancial liabilities on January 4, 2009 (the first day of its 2009 fiscal year). The nonfinancial assets and nonfinancial liabilities for which the Company will apply the fair value provisions of this standard include goodwill, intangible and other long-lived assets, liabilities for exit or disposal activities and business combinations. The adoption of this standard for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations or financial position.

The valuation techniques under this accounting standard are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. This standard classifies these inputs into the following hierarchy:

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

The following table presents the fair value and hierarchy levels for the Company’s financial assets and liabilities, which are measured at fair value on a recurring basis as of October 3, 2009 (in thousands):

	Fair Value Measurements at October 3, 2009 Using
	October 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$3,059	$3,059	$—	$—

Total Assets	$3,059	$3,059	$—	$—

Liabilities
Interest rate swaps (b)	$4,341	$—	$4,341	$—
Lease exit liability (c)	996	—	—	996

Total Liabilities	$5,337	$—	$4,341	$996

(a)	Based on the fair value of investments corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheet.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transactions. Amount is included within other non-current liabilities in the accompanying condensed consolidated balance sheet.
(c)	Based on the fair value of the discounted cash flows over the remaining term of the leased property. Amount is included within accrued expenses and other non-current liabilities in the accompanying condensed consolidated balance sheet.

The fair value of lease exit liabilities within the Level 3 classification is based on a discounted cash flow model. The fair value of the lease exit liability is determined by summing the present value of the future minimum lease payments determined by the underlying property lease. As of October 3, 2009, the Company assumed a weighted average discount rate of 9.0%, an expected term of 2 years and no anticipated sublease income. The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

October 3, 2009
Beginning Balance	$1,102
Settlements	(106)

Ending Balance	$996

The following table presents the estimated fair value of the Company’s long-term, senior notes at October 3, 2009 and January 3, 2009 based upon quoted market prices (in thousands):

	Fair Value at October 3, 2009	Carrying Value at October 3, 2009	Fair Value at January 3, 2009	Carrying Value at January 3, 2009
10.75% Senior Notes	$138,750	$150,000	$111,750	$150,000
Senior Floating Rate Notes	119,000	140,000	105,000	140,000
13% Senior Discount Notes	46,332	51,480	37,066	51,480

In addition, effective December 30, 2007, the Company adopted a new accounting standard that provides entities with the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

10. Income Taxes:

The income tax provision recorded for the quarter and nine months ended October 3, 2009 of 56.3% and 50.1%, respectively, and the income tax provision recorded for the quarter and nine months ended October 4, 2008 of 43.2% and 43.7%, respectively, are based on an annual estimated effective tax rate of 50.1% for 2009 and 43.7% for 2008, which takes into account year-to-date income and projected results for the full year. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 and, to a lesser extent, a slightly higher state income tax effective rate. The final effective tax rate for fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

At October 3, 2009, the Company had unrecognized tax benefits of $2.2 million, of which $1.7 million is included within accrued expenses, which includes $0.2 million relating to accrued interest and penalties; the other $0.5 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $2.2 million unrecognized tax benefits as of October 3, 2009, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $2.2 million liability for uncertain tax positions, approximately $1.9 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $0.1 million due to expiration of statutes of limitations, all of which would reduce income tax expense.

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

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases of Winston Tire Company, its discontinued retail segment. As of October 3, 2009, total obligations of the Company as guarantor on these leases is approximately $6.0 million extending over 10 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $5.5 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits, as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with accounting standards. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with accounting standards.

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $25.8 million and $25.0 million for the quarters ended October 3, 2009 and October 4, 2008, respectively, and $74.3 million and $76.0 million for the nine months ended October 3, 2009 and October 4, 2008, respectively. Shipping revenue is classified in net sales.

14. Subsequent Event:

Subsequent to October 3, 2009, the Company sold 10 of the remaining 11 retail stores that were acquired through the Am-Pac Tire acquisition (see Note 6). In addition, on October 30, 2009, the Company shutdown the remaining acquired retail store. The 10 retail stores were sold for proceeds of approximately $1.0 million. The difference in proceeds and carrying value, which approximated $3.0 million, has been recorded as an adjustment to goodwill in the third quarter of 2009.

15. Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change or alter existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for events that occur subsequent to the end of a reporting period. This authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This authoritative guidance is effective for interim and annual reporting periods ended after June 15, 2009. The Company adopted this guidance on July 4, 2009 and has included the required disclosures in Note 2.

In April 2009, the FASB issued authoritative guidance for fair value disclosures of financial instruments during interim periods. This guidance extends the disclosure requirements for fair value of financial instruments to interim period financial statements, in addition to the existing requirements for annual periods and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on July 4, 2009 and has included the required disclosures in Note 9.

In April 2009, the FASB issued authoritative guidance for the recognition and presentation of impairments that are other-than-temporary. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this accounting standard on July 4, 2009 with no material impact on its consolidated financial statements.

In April 2008, the FASB issued authoritative guidance for the determination of useful lives of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under the authoritative guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under the authoritative guidance for business combinations and other U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance on January 4, 2009 (the first day of its 2009 fiscal year). The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued authoritative guidance for disclosures of derivative instruments and hedging activities. This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of this accounting standard on January 4, 2009 (the first day of its 2009 fiscal year). As a result of the adoption, the Company expanded its disclosures regarding derivative instruments and hedging activities which are included in Note 8.

In December 2007, the FASB issued revisions to an accounting standard for business combinations. The revised accounting standard requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, the revised accounting standard will require acquisition costs to be expensed as incurred, acquired contingent liabilities to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to generally affect income tax expense. This revised accounting standard also includes a substantial number of new disclosure requirements. The revised accounting standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company adopted the revised accounting standard on January 4, 2009 (the first day of its 2009 fiscal year). The adoption of this revised accounting standard did not have a material impact on the Company’s results of operations or financial position; however, the impact in future periods will depend on the nature and size of business combinations completed in future periods.

16. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Company. As allowed under our indenture agreements, during fiscal 2009, the Company merged certain subsidiary guarantors into the subsidiary issuer. As a result of this merger, the condensed consolidating balance sheet as of January 3, 2009, the condensed consolidating statements of operations for the quarter and nine months ended October 4, 2008, and the condensed consolidating statement of cash flows for the nine months ended October 4, 2008 have been retroactively adjusted to reflect the post-merger legal entity structure.

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

•

Senior Floating Rate Notes and Senior Notes in an aggregate principal amount of $290.0 million were issued by ATD and are fully and unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries (“Subsidiary Guarantors”) on a senior basis and unconditionally guaranteed on a joint and several basis by Holdings on a subordinated basis.

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of October 3, 2009 and January 3, 2009 are as follows:

	As of October 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,208	$238	$—	$6,446
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	202,615	(91)	—	202,524
Inventories	—	367,060	(167)	—	366,893
Assets held for sale	—	270	2,706	—	2,976
Intercompany receivables	—	—	23,401	(23,401)	—
Other current assets	—	19,576	6,260	—	25,836

Total current assets	—	596,229	42,097	(23,401)	614,925

Property and equipment, net	—	46,079	9,106	—	55,185
Goodwill and other intangible assets, net	—	586,567	19,407	—	605,974
Investment in subsidiaries	307,422	61,621	—	(369,043)	—
Other assets	1,572	9,628	9,283	—	20,483

Total assets	$308,994	$1,300,124	$79,893	$(392,444)	$1,296,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$327,487	$4,746	$—	$332,233
Accrued expenses	3,406	22,740	4,584	—	30,730
Liabilities held for sale	—	—	783	—	783
Current maturities of long-term debt	6,263	1,833	16	—	8,112
Intercompany payables	145	23,256	—	(23,401)	—

Total current liabilities	9,814	375,316	10,129	(23,401)	371,858

Long-term debt	45,217	536,060	27	—	581,304
Deferred income taxes	—	67,011	3,713	—	70,724
Other liabilities	—	14,315	4,403	—	18,718
Redeemable preferred stock	25,918	—	—	—	25,918
Stockholders’ equity:
Intercompany investment	—	280,622	64,810	(345,432)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,321	—	—	—	218,321
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	7,334	28,951	(3,189)	(25,762)	7,334
Accumulated other comprehensive loss	(2,151)	(2,151)	—	2,151	(2,151)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	228,045	307,422	61,621	(369,043)	228,045

Total liabilities and stockholders’ equity	$308,994	$1,300,124	$79,893	$(392,444)	$1,296,567

	As of January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$6,305	$2,118	$—	$8,495
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	153,949	24,946	—	178,895
Inventories	—	393,608	62,469	—	456,077
Assets held for sale	—	442	14,270	—	14,712
Intercompany receivable	—	17,714	—	(17,714)	—
Other current assets	2	21,215	6,412	—	27,629

Total current assets	74	593,733	119,965	(17,714)	696,058

Property and equipment, net	—	47,618	9,998	—	57,616
Goodwill and other intangible assets, net	—	598,939	14,055	—	612,994
Investment in subsidiaries	300,361	65,074	—	(365,435)	—
Other assets	1,836	12,886	9,470	—	24,192

Total assets	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$311,141	$49,250	$—	$360,391
Accrued expenses	1,723	30,306	11,076	—	43,105
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	—	3,034	16	—	3,050
Intercompany payables	641	—	17,073	(17,714)	—

Total current liabilities	2,364	344,481	78,614	(17,714)	407,745

Long-term debt	51,480	587,868	36	—	639,384
Deferred income taxes	—	70,844	3,974	—	74,818
Other liabilities	—	14,696	5,790	—	20,486
Redeemable preferred stock	23,941	—	—	—	23,941
Stockholders’ equity:
Intercompany investment	—	280,624	65,198	(345,822)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,022	—	—	—	218,022
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	4,990	22,804	(124)	(22,680)	4,990
Accumulated other comprehensive loss	(3,067)	(3,067)	—	3,067	(3,067)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	224,486	300,361	65,074	(365,435)	224,486

Total liabilities and stockholders’ equity	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Condensed consolidating statements of operations for the quarters ended October 3, 2009 and October 4, 2008 are as follows:

	For the Quarter Ended October 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$544,102	$5,388	$—	$549,490
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	449,847	1,405	—	451,252

Gross profit	—	94,255	3,983	—	98,238
Selling, general and administrative expenses	41	66,817	5,457	—	72,315

Operating (loss) income	(41)	27,438	(1,474)	—	25,923
Other expense:
Interest expense	(2,432)	(11,032)	(1)	—	(13,465)
Other, net	—	(286)	(47)	—	(333)
Equity earnings of subsidiaries	7,070	(1,261)	—	(5,809)	—

Income (loss) from operations before income taxes	4,597	14,859	(1,522)	(5,809)	12,125
Income tax (benefit) provision	(700)	7,789	(261)	—	6,828

Net income (loss)	$5,297	$7,070	$(1,261)	$(5,809)	$5,297

	For the Quarter Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$501,959	$—	$—	$501,959
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	408,099	—	—	408,099

Gross profit	—	93,860	—	—	93,860
Selling, general and administrative expenses	11	67,631	—	—	67,642

Operating (loss) income	(11)	26,229	—	—	26,218
Other expense:
Interest expense	(2,389)	(12,143)	—	—	(14,532)
Other, net	—	(219)	—	—	(219)
Equity earnings of subsidiaries	7,909	—	—	(7,909)	—

Income from operations before income taxes	5,509	13,867	—	(7,909)	11,467
Income tax (benefit) provision	(1,008)	5,958	—	—	4,950

Net income	$6,517	$7,909	$—	$(7,909)	$6,517

Condensed consolidating statements of operations for the nine months ended October 3, 2009 and October 4, 2008 are as follows:

	For the Nine Months Ended October 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,531,875	$113,171	$—	$1,645,046
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,279,506	85,048	—	1,364,554

Gross profit	—	252,369	28,123	—	280,492
Selling, general and administrative expenses	318	199,477	33,807	—	233,602

Operating (loss) income	(318)	52,892	(5,684)	—	46,890
Other expense:
Interest expense	(7,263)	(34,080)	(2)	—	(41,345)
Other, net	(2)	(147)	(696)	—	(845)
Equity earnings of subsidiaries	6,147	(3,190)	—	(2,957)	—

(Loss) income from operations before income taxes	(1,436)	15,475	(6,382)	(2,957)	4,700
Income tax (benefit) provision	(3,780)	9,328	(3,192)	—	2,356

Net income (loss)	$2,344	$6,147	$(3,190)	$(2,957)	$2,344

	For the Nine Months Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,517,300	$—	$—	$1,517,300
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,249,110	—	—	1,249,110

Gross profit	—	268,190	—	—	268,190
Selling, general and administrative expenses	26	204,058	—	—	204,084

Operating (loss) income	(26)	64,132	—	—	64,106
Other expense:
Interest expense	(7,138)	(37,264)	—	—	(44,402)
Other, net	(1)	(952)	—	—	(953)
Equity earnings of subsidiaries	14,582	—	—	(14,582)	—

Income from operations before income taxes	7,417	25,916	—	(14,582)	18,751
Income tax (benefit) provision	(3,134)	11,334	—	—	8,200

Net income	$10,551	$14,582	$—	$(14,582)	$10,551

Condensed consolidating statements of cash flows for the nine months ended October 3, 2009 and October 4, 2008 are as follows:

	For the Nine Months Ended October 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,344	$6,147	$(3,190)	$(2,957)	$2,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	266	24,705	2,229	—	27,200
Provision for doubtful accounts	—	1,357	11	—	1,368
Accretion of 8% cumulative preferred stock	331	—	—	—	331
Accrued dividends on 8% cumulative preferred stock	1,648	—	—	—	1,648
(Benefit) provision for deferred income taxes	—	(4,723)	2	—	(4,721)
Other, net	299	1,621	2	—	1,922
Equity earnings of subsidiaries	(6,147)	3,190	—	2,957	—
Change in assets and liabilities:
Accounts receivable	—	(50,048)	24,532	—	(25,516)
Inventories	—	26,467	59,444	—	85,911
Other current assets	2	1,957	(957)	—	1,002
Accounts payable and accrued expenses	1,682	51,346	(42,082)	—	10,946
Other, net	(1)	(759)	(1,668)	—	(2,428)

Net cash provided by operations	424	61,260	38,323	—	100,007

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(128)	262	—	134
Purchase of property and equipment	—	(5,384)	(181)	—	(5,565)
Purchase of assets held for sale	—	(830)	—	—	(830)
Proceeds from sale of property and equipment	—	129	38	—	167
Proceeds from disposal of assets held for sale	—	846	7,300	—	8,146
Intercompany	(496)	41,140	(40,644)	—	—

Net cash (used in) provided by investing activities	(496)	35,773	(33,225)	—	2,052

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,624,378	—	—	1,624,378
Repayments of revolving credit facility	—	(1,676,094)	—	—	(1,676,094)
Outstanding checks	—	(42,750)	(6,969)	—	(49,719)
Payments of other long-term debt	—	(2,664)	(9)	—	(2,673)

Net cash used in financing activities	—	(97,130)	(6,978)	—	(104,108)

Net decrease in cash and cash equivalents	(72)	(97)	(1,880)	—	(2,049)
Cash and cash equivalents, beginning of period	72	6,305	2,118	—	8,495

Cash and cash equivalents, end of period	$—	$6,208	$238	$—	$6,446

	For the Nine Months Ended October 4, 2008
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income.	$10,551	$14,582	$—	$(14,582)	$10,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	267	22,076	—	—	22,343
Provision for doubtful accounts	—	1,113	—	—	1,113
Accretion of 8% cumulative preferred stock	331	—	—	—	331
Accrued dividends on 8% cumulative preferred stock	1,522	—	—	—	1,522
Benefit for deferred income taxes	—	(3,417)	—	—	(3,417)
Other, net	22	(38)	—		(16)
Equity earnings of subsidiaries	(14,582)	—	—	14,582	—
Change in assets and liabilities:
Accounts receivable	—	(25,960)	—	—	(25,960)
Inventories	—	(66,060)	—	—	(66,060)
Other current assets	(2)	(838)	—	—	(840)
Accounts payable and accrued expenses	(1,673)	(13,380)	—	—	(15,053)
Other, net	(2)	(1,660)	—	—	(1,662)

Net cash used in operations	(3,566)	(73,582)	—	—	(77,148)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(168)	—	—	(168)
Purchase of property and equipment	—	(10,011)	—	—	(10,011)
Purchase of assets held for sale	—	(3,020)	—	—	(3,020)
Proceeds from sale of property and equipment	—	109	—	—	109
Proceeds from disposal of assets held for sale	—	1,977	—	—	1,977
Intercompany	3,565	(3,565)	—	—	—

Net cash provided by (used in) investing activities	3,565	(14,678)	—	—	(11,113)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,466,910	—	—	1,466,910
Repayments of revolving credit facility	—	(1,380,329)	—	—	(1,380,329)
Outstanding checks	—	9,397	—	—	9,397
Payments of other long-term debt	—	(3,385)	—	—	(3,385)

Net cash provided by financing activities	—	92,593	—	—	92,593

Net (decrease) increase in cash and cash equivalents	(1)	4,333	—	—	4,332
Cash and cash equivalents, beginning of period	73	4,676	—	—	4,749

Cash and cash equivalents, end of period	$72	$9,009	$—	$—	$9,081

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 3, 2009 and October 4, 2008 contain operating results for 13 weeks. The nine months ended October 3, 2009 and October 4, 2008 contain operating results for 39 weeks and 40 weeks, respectively.

Overview

According to Modern Tire Dealer, we are the largest distributor of tires to the U.S. replacement tire market, a $30.2 billion industry in 2008. The U.S. replacement tire market has historically experienced stable growth primarily driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles. However, comparable unit replacement tire demand sequentially softened each quarter in 2008 and has continued at soft levels during 2009, with the first nine months of 2009 down 7.4% as compared to the first nine months of 2008, as reported by the Rubber Manufacturer’s Association (“RMA”). During this same period, we have achieved a year-over-year increase of 11.7% in unit replacement tire demand. Our above-market results are due, in part, to the inclusion of Am-Pac Tire (as defined below), which provided for growth of 19.9%, partially offset by the inclusion of three additional business days in our first nine months of 2008, which provided for a decline of 1.7%, as well as softer unit demand this year as compared to last year due to the weakened economy. We believe the weakened industry demand has been due, in part, to continuing economic uncertainty resulting in a reduction in miles driven, which has contributed to the deferral of tire purchases. We expect these conditions to continue to impact us for the rest of 2009. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results during both contracting and expanding market demand cycles.

High and ultra-high performance tires are our highest profit products and have relatively shorter replacement cycles. According to Modern Tire Dealer, the number of units sold in this subcategory industry-wide was down 3.2% from 2007 to 2008 and, according to the RMA, are down 5.7% in the first nine months of 2009. During our first nine months of 2009 and excluding Am-Pac Tire (as defined below) and the additional three business days in 2008, our high and ultra-high performance tire unit sales were up 1.9%. We expect the trend of selling more high and ultra-high performance tires to be an ongoing area of strategic focus for us.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 83.0% of our net sales for the quarter ended October 3, 2009. The remainder of net sales is primarily derived from other tire sales (11.5%), custom wheels (2.4%), automotive service equipment (1.5%), and other products (1.4%). In addition, sales from our retail operations acquired from Am-Pac Tire (as defined below) in late 2008, which is classified as held for sale at October 3, 2009, represent 0.2% of our net sales for the quarter ended October 3, 2009. We sell our products to a variety of customers and geographic markets. We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes growth both through acquisitions and organically, including greenfield startups and expansions and updates of existing facilities to improve capabilities within local markets. Over the past five years, we have successfully acquired and integrated ten businesses representing approximately $727 million in annual net sales (including approximately $55 million of retail sales from the Am-Pac Tire acquisition as defined below).

On December 18, 2008, we completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac Tire”) pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. This acquisition significantly strengthened our presence in markets we currently serve and allowed us to expand our operations into St. Louis, Missouri and western Texas. The aggregate purchase price of this acquisition, subject to adjustment, was approximately $74.7 million, consisting of $71.1 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac Tire’s outstanding debt, and $3.6 million in direct acquisition costs. The amount held in escrow has been excluded in the preliminary allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved. The preliminary purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in a customer relationship intangible asset of $9.6 million, an intangible tradename asset of $4.5 million and goodwill of $5.8 million. Effective July 31, 2009, we completed and settled, with the seller, the closing date balance sheet and determination of purchase price regarding the acquisition of Am-Pac Tire. In conjunction with this settlement, we received $0.9 million as a result of the closing date balance sheet and purchase price adjustment procedures included within the Stock Purchase Agreement. This amount has been reflected, during the third quarter of 2009, as an adjustment to the cash consideration paid in the acquisition of Am-Pac Tire.

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

The purchase price allocation has been recorded in the accompanying condensed consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in negative goodwill of $3.9 million and a customer relationship intangible asset of $5.5 million. In accordance with accounting standards, the negative goodwill was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $1.7 million.

The Am-Pac Tire and Gray’s Tire acquisitions were financed through borrowings under ATD’s amended revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

Results of Operations

Quarter Ended October 3, 2009 Compared to Quarter Ended October 4, 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended October 3, 2009	Quarter Ended October 4, 2008	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	October 3, 2009	October 4, 2008
	(Unaudited)	(Unaudited)
Net sales	$549,490	$501,959	$47,531	9.5%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	451,252	408,099	(43,153)	(10.6)	82.1	81.3

Gross profit	98,238	93,860	4,378	4.7	17.9	18.7
Selling, general and administrative expenses	72,315	67,642	(4,673)	(6.9)	13.2	13.5

Operating income	25,923	26,218	(295)	(1.1)	4.7	5.2
Other expense:
Interest expense	(13,465)	(14,532)	1,067	7.3	(2.5)	(2.9)
Other, net	(333)	(219)	(114)	(52.1)	(0.1)	(0.0)

Income from operations before income taxes	12,125	11,467	658	5.7	2.2	2.3
Income tax provision	6,828	4,950	(1,878)	(37.9)	1.2	1.0

Net income	$5,297	$6,517	$(1,220)	(18.7)%	1.0%	1.3%

Net Sales

Sales increased $47.5 million in third quarter 2009 primarily driven by our acquisition of Am-Pac Tire in late 2008, which contributed $63.4 million to the quarter-over-quarter increase. Excluding Am-Pac Tire, softer tire unit sales of $2.3 million, combined with a decline in wheel and equipment and supply sales, collectively $8.8 million, partially offset the increase noted above.

Gross Profit

Gross profit in third quarter 2009 increased $4.4 million primarily due to the contribution from the Am-Pac Tire acquisition and, to a lesser extent, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008. Partially offsetting these increases were the benefit of favorable inventory cost layers generated during the third quarter of 2008, which resulted from passing through the tire manufacturers multiple price increases, that did not repeat in 2009.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $4.7 million is due predominantly to our acquisition of Am-Pac Tire in late 2008, which accounted for an increase of approximately $6.7 million, (down from $17.3 million in first quarter 2009 and $12.7 million in second quarter 2009). In addition, higher rents for larger facilities occupied during late 2008 or early 2009 contributed $1.2 million to the quarter-over-quarter increase. Lower employee-related expenses of $1.0 million, including lower overall employee headcount, and lower fuel cost of $1.7 million partially offset the increases noted above.

Interest Expense

The decrease in interest expense for third quarter 2009 is primarily due to lower average borrowings from our revolving credit facility during third quarter 2009 combined with lower interest rates on our variable rate debt, partially offset by a $0.4 million increase in interest expense related to the change in fair value of the interest rate swap agreement entered into in second quarter 2009.

Provision for Income Taxes

We recognized an income tax provision of $6.8 million in third quarter 2009 based on a pre-tax income of $12.1 million, compared to an income tax provision of $5.0 million in third quarter 2008 based on a pre-tax income of $11.5 million. The effective tax rate in third quarter 2009 was 56.3% compared with 43.2% in third quarter 2008. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes), and, to a lesser extent, a slightly higher state income tax effective rate. The income tax provision recorded for third quarter 2009 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

The decrease in net income of $1.2 million is due, in part, to higher selling, general and administrative expenses, as discussed above, and the fluctuation in the income tax provision between periods, partially offset by improvement in contributed gross profit dollars and lower interest expense.

Nine Months Ended October 3, 2009 Compared to the Nine Months Ended October 4, 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Nine Months Ended October 3, 2009	Nine Months Ended October 4, 2008	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Nine Months Ended
			Favorable (unfavorable)	Favorable (unfavorable)	October 3, 2009	October 4, 2008
	(Unaudited)	(Unaudited)
Net sales	$1,645,046	$1,517,300	$127,746	8.4%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,364,554	1,249,110	(115,444)	(9.2)	82.9	82.3

Gross profit	280,492	268,190	12,302	4.6	17.1	17.7
Selling, general and administrative expenses	233,602	204,084	(29,518)	(14.5)	14.2	13.5

Operating income	46,890	64,106	(17,216)	(26.9)	2.9	4.2
Other expense:
Interest expense	(41,345)	(44,402)	3,057	6.9	(2.5)	(2.9)
Other, net	(845)	(953)	108	11.3	(0.1)	(0.1)

Income from operations before income taxes	4,700	18,751	(14,051)	(74.9)	0.3	1.2
Income tax provision	2,356	8,200	5,844	71.3	0.1	0.5

Net income	$2,344	$10,551	$(8,207)	(77.8)%	0.1%	0.7%

Net Sales

Sales increased $127.7 million in the nine-month period of 2009 primarily driven by our acquisition of Am-Pac Tire in late 2008, which contributed $215.6 million to the year-over-year increase. Additionally, our passing through the tire manufacturers multiple price increases of 2008 contributed an additional $41.0 million to the year-over-year increase. Excluding Am-Pac Tire and the three additional business days in the nine-month period of 2008, our sales of passenger and light truck tire units continued to outperform the overall passenger and light truck tire market (down 7.4% as measured by the RMA), but still declined 6.5% during the nine-month period of 2009 as compared to the nine-month period of 2008. As such, softer tire unit sales of $87.3 million (approximately $20.9 million of which resulted from an additional three business days in the nine-month period of 2008 compared to the same period in 2009), combined with a decline in wheel and equipment and supply sales, collectively off $42.2 million, partially offset the increases noted above.

Gross Profit

Gross profit in the nine-month period of 2009 increased $12.3 million primarily due to the contribution from the Am-Pac Tire acquisition and, to a lesser extent, higher net tire pricing resulting from the pass through of manufacturer price increases that occurred throughout 2008. Partially offsetting these increases was the benefit of favorable inventory cost layers generated during the first nine months of 2008, which resulted from passing through the tire manufacturers multiple price increases, that did not repeat in 2009, as well as lower tire, wheel and equipment and supply sales volumes, due, in part, to the three fewer business days in the nine-month period of 2009.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses of $29.5 million is due predominantly to our acquisition of Am-Pac Tire in late 2008, which accounted for an increase of approximately $36.7 million. Other increases included higher restructuring expense related to lease tails for facilities that were relocated ($1.0 million), higher rents for larger facilities occupied during late 2008 or early 2009 ($3.6 million) and higher amortization expense related to the change in accounting estimate for certain customer list intangible assets (See Note 7 in the Notes to the Condensed Consolidated Financial Statements). Lower employee-related expenses of $9.4 million, including lower incentive-based compensation, lower overall employee headcount and three fewer business days in 2009 as compared to 2008, as well as lower fuel cost partially offset the increases noted above.

Interest Expense

The $3.1 million decrease in interest expense for the nine-month period of 2009 was due to lower interest rates on our variable rate debt, partially offset by higher average borrowings from our revolving credit facility during the nine-month period of 2009 as well as a $0.9 million increase in interest expense related to the change in fair value of the interest rate swap agreement entered into in the second quarter of 2009.

Provision for Income Taxes

We recognized an income tax provision of $2.4 million in the nine-month period of 2009 based on a pre-tax income of $4.7 million, compared to an income tax provision of $8.2 million in the nine-month period of 2008 based on a pre-tax income of $18.8 million. The effective tax rate for the first nine months of 2009 was 50.1% compared with 43.7% for the corresponding period in 2008. The increase in the effective tax rate is due primarily to a lower projected pre-tax income level for 2009 as compared to 2008 with a consistent anticipated amount from permanent differences (primarily the impact of preferred stock dividends that are not deductible for income tax purposes). The income tax provision recorded for the first nine months of 2009 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2009 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Income

Net income for the nine-month period of 2009 decreased $8.2 million due, in part, to higher selling, general and administrative expenses, as discussed above, partially offset by improvement in contributed gross profit dollars, lower interest expense and the fluctuation in the income tax provision between periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K for the period ended January 3, 2009. During the nine months ended October 3, 2009, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

At October 3, 2009 our total debt, including capital leases, was $589.4 million compared to $642.4 million at January 3, 2009, a decrease of $53.0 million. Higher repayments of ATD’s amended revolving credit facility accounted for the majority of the decrease in total debt. Total commitments by the lenders under our revolving credit facility were $400.0 million at October 3, 2009, of which $123.8 million was available for additional borrowings. The amount available to borrow under our revolving credit facility is limited by the borrowing base computation, as defined in the Amended Revolver.

The following table summarizes the cash flows for the nine months ended October 3, 2009 and October 4, 2008 (in thousands):

	Nine Months Ended October 3, 2009	Nine Months Ended October 4, 2008
Cash provided by (used in) operating activities	$100,007	$(77,148)
Cash provided by (used in) investing activities	2,052	(11,113)
Cash (used in) provided by financing activities	(104,108)	92,593

Net (decrease) increase in cash and cash equivalents	(2,049)	4,332
Cash and cash equivalents, beginning of period	8,495	4,749

Cash and cash equivalents, end of period	$6,446	$9,081

Cash payments for interest	$40,818	$50,190
Cash payments for taxes, net	$5,294	$11,386
Capital expenditures financed by debt	$1,369	$2,258

Operating Activities

Cash provided by operating activities increased $177.1 million to $100.0 million in the nine months ended October 3, 2009 compared to cash used in operating activities of $77.1 million in the nine months ended October 4, 2008. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements. For the nine months ended October 3, 2009, our change in operating assets and liabilities generated a cash inflow of approximately $69.9 million, primarily driven by a decrease in inventories and, to a lesser extent, an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The decrease in inventories resulted from the combination of the consolidations of the acquired Am-Pac Tire distribution centers (finalized in early July 2009) and rationalization of their inventories, as well as, reduction in elevated year-end inventory levels. The increase in accounts receivable resulted from seasonal volume increases during the third quarter of 2009 and the decrease in accrued expenses resulted from income tax payments and incentive compensation payments made during the nine months ended October 3, 2009, both of which related to fiscal 2008 performance. Comparatively, during the same period of 2008, our change in operating assets and liabilities generated a cash outflow of approximately $109.6 million, primarily driven by increases in accounts receivables and inventories combined with a decrease in accrued expenses partially offset by an increase in accounts payable. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during the nine months ended October 4, 2008.

Investing Activities

Net cash provided by investing activities increased $13.2 million to $2.1 million in the nine months ended October 3, 2009 compared to net cash used in investing activities of $11.1 million in the nine months ended October 4, 2008. The increase in net cash provided by investing activities was due primarily to the proceeds from the sale of assets held for sale, including $7.3 million for the sale of certain retail operations acquired in the Am-Pac Tire acquisition (see Note 6 in the Notes to the Condensed Consolidated Financial Statements), and a lower level of purchases of property and equipment in the first nine months of 2009 as compared to the first nine months of 2008 primarily resulting from the expansion of one of our distribution centers in 2008, which did not repeat. Capital expenditures during the nine months ended October 3, 2009 included information technology upgrades and warehouse racking. During the nine months ended October 3, 2009, we also had capital expenditures financed by debt of $1.4 million relating to information technology.

Financing Activities

Net cash used in financing activities increased $196.7 million to $104.1 million in the nine months ended October 3, 2009 compared to net cash provided by financing activities of $92.6 million in the nine months ended October 4, 2008. The increase in cash used in financing activities was primarily due to lower net borrowings from our Amended Revolver, primarily due to the reduction in working capital requirements discussed above, as well as the timing of outstanding checks from year-end that cleared in first quarter 2009.

Revolving Credit Facility

On May 9, 2007, ATD entered into the Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are ATD and its subsidiaries. The Amended Revolver provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The Amended Revolver is collateralized primarily by ATD’s inventories and accounts receivable. As of October 3, 2009, the outstanding Amended Revolver balance was $225.2 million. In addition, ATD has certain letters of credit outstanding at October 3, 2009 in the aggregate amount of $7.9 million and at that same date, $123.8 million was available for additional borrowings.

Borrowings under the Amended Revolver bear interest, at ATD’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of October 3, 2009) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.50% as of October 3, 2009). At October 3, 2009 and January 3, 2009, borrowings under the Amended Revolver were at a weighted average interest rate of 1.9% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance-based grid, as defined in the Amended Revolver.

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

In the event that ATD does not have at least $35.0 million available to be drawn under the Amended Revolver (subject to a cure) it would be required to meet a fixed charge coverage ratio of 1.0:1.0. Additionally, the Amended Revolver restricts ATD’s ability to incur additional debt; enter into guarantees; make loans and investments; declare dividends; modify certain material agreements or organizational documents relating to preferred stock; and change the business it conducts, as well as other customary covenants. As of October 3, 2009 and January 3, 2009, ATD had more than $35.0 million available to draw under the Amended Revolver and was therefore not subject to the covenant. The Amended Revolver is set to expire on December 31, 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest decreased $9.4 million to $40.8 million in the nine-month period ended October 3, 2009 compared to $50.2 million in the nine-month period ended October 4, 2008 primarily due to the timing of our 2008 calendar period, which included four quarterly interest payments on our Senior Floating Rate Notes ($14.2 million) compared to only three quarterly interest payments in the nine-month period ended October 3, 2009 ($7.7 million). In addition, lower interest rates during the nine-month period ended October 3, 2009 as compared to the nine-month period ended October 4, 2008 also contributed to the year-over-year decline in cash payments for interest.

Cash payments for taxes decreased $6.1 million to $5.3 million in the nine-month period ended October 3, 2009 compared to $11.4 million in the nine-month period ended October 4, 2008 primarily due to the balance and timing of income tax extension payments for fiscal 2007 made in the first part of 2008, as compared to payments for fiscal 2008 made in the first part of 2009.

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

	Nine Months Ended October 3, 2009	Nine Months Ended October 4, 2008
Net cash provided by (used in) operating activities	$100,007	$(77,148)
Changes in operating assets and liabilities	(69,915)	109,575
Benefit for deferred income taxes	4,721	3,417
Interest expense	41,345	44,402
Current provision for income taxes	2,356	8,200
Provision for doubtful accounts	(1,368)	(1,113)
Amortization of other assets	(3,627)	(3,626)
Accretion of 8% cumulative preferred stock	(331)	(331)
Accrued dividends on 8% cumulative preferred stock	(1,648)	(1,522)
Other	(266)	841

Indenture EBITDA	$71,274	$82,695

Total Indenture EBITDA for the nine months ended October 3, 2009 decreased $11.4 million to $71.3 million compared to $82.7 million in the nine months ended October 4, 2008 due primarily to a reduction in passenger and light truck tire sales units and, to a lesser extent, lower sales contributions from wheels, equipment and supplies during the nine-month period ended October 3, 2009, partially offset by the contributions from our acquisition of Am-Pac Tire, favorable net tire pricing and related contributed gross profit dollars, and lower selling, general and administrative expenses, excluding Am-Pac Tire, resulting from three fewer business days in 2009 versus 2008, as well as lower headcount and fuel costs.

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

Off-Balance Sheet Arrangements

The only significant known remaining liability related to our retail business that was sold in 2001 is the exposure related to leases that we have guaranteed. As of October 3, 2009, our total obligations as guarantor on these leases are approximately $6.0 million extending over 10 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $5.5 million. A provision has been made for the net present value of the estimated shortfall.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change or alter existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for events that occur subsequent to the end of a reporting period. This authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This authoritative guidance is effective for interim and annual reporting periods ended after June 15, 2009. We adopted this guidance on July 4, 2009 and have included the required disclosures in Note 2 in the Notes to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance for fair value disclosures of financial instruments during interim periods. This guidance extends the disclosure requirements for fair value of financial instruments to interim period financial statements, in addition to the existing requirements for annual periods and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance on July 4, 2009 and have included the required disclosures in Note 9 in the Notes to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance for the recognition and presentation of impairments that are other-than-temporary. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This accounting standard is effective for interim and annual periods ending after June 15, 2009. We adopted this accounting standard on July 4, 2009 with no material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance for the determination of useful lives of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under the authoritative guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under the authoritative guidance for business combinations and other U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted this guidance on January 4, 2009 (the first day of our 2009 fiscal year). The adoption of this guidance did not have a material impact on our results of operations and financial position.

In March 2008, the FASB issued authoritative guidance for disclosures of derivative instruments and hedging activities. This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of this accounting standard on January 4, 2009 (the first day of our 2009 fiscal year). As a result of the adoption, we expanded our disclosures regarding derivative instruments and hedging activities which are included in Note 8 in the Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued revisions to an accounting standard for business combinations. The revised accounting standard requires an acquiring entity to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. In addition, the revised accounting standard will require acquisition costs to be expensed as incurred, acquired contingent liabilities to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, restructuring costs associated with a business combination to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to generally affect income tax expense. The revised accounting standard also includes a substantial number of new disclosure requirements. The revised accounting standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We adopted this revised standard on January 4, 2009 (the first day of our 2009 fiscal year). The adoption of this revised accounting standard did not have a material impact on our results of operations or financial position; however, the impact in future periods will depend on the nature and size of business combinations completed in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to ATD’s amended credit facility and our Senior Floating Rate Notes. Interest on the amended credit facility is tied to the Base Rate, as defined in the Amended Revolver, or LIBOR. Interest on the Senior Floating Rate Notes is tied to the three-month LIBOR. At October 3, 2009, ATD had $365.2 million outstanding under its amended credit facility and our Senior Floating Rate Notes, of which $180.2 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.8 million, based on the outstanding balance of the amended credit facility and Senior Floating Rate Notes that have not been hedged at October 3, 2009.

On June 4, 2009, we entered into an interest rate swap agreement, effective as of June 8, 2009 (the “2009 Swap”), to manage exposure to fluctuations in interest rates. The 2009 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2009 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 3, 2009, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the 2009 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2009 Swap was a liability of $0.9 million at October 3, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheet with the offset included in interest expense in the accompanying condensed consolidated statement of operations. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

On October 11, 2005, we entered into an interest rate swap agreement (the “2005 Swap”) to manage exposure to fluctuations in interest rates. The 2005 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2005 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 3, 2009, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million of Senior Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. The 2005 Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the 2005 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2005 Swap was a liability of $3.5 million at October 3, 2009 and $4.3 million at January 3, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. See Note 8 in the Notes to Condensed Consolidated Financial Statements for more information.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 3, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of our ongoing system conversion. We are currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: November 17, 2009

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)