Form 10-K
period 2010-01-02
American Tire Distributors Holdings, Inc.
filed 2010-03-17
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 5, 2010: 999,528

Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook, that are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Annual Report on Form 10-K, except as required by the federal securities laws.

Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

•	general business and economic conditions in the United States and other countries, including uncertainty as to changes and trends;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to execute key strategies, including pursuing acquisitions and successfully integrating and operating acquired companies;

•	the ability of our customers and suppliers to obtain financing related to funding their operations in the current economic market;

•	the financial condition of our customers, many of which are small businesses with limited financial resources;

•	changing relationships with customers, suppliers and strategic partners;

•	changes in state or federal laws or regulations affecting the tire industry;

•	impacts of competitive products and changes to the competitive environment;

•	acceptance of new products in the market; and

•	unanticipated expenditures.

See Item 1A—“Risk Factors” for further discussion.

PART I

Item 1.	Business.

Our Company

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us” and “our” in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “ATDH” refers only to American Tire Distributors Holdings, Inc. and the term “ATDI” refers only to American Tire Distributors, Inc. ATDH is a Delaware corporation, that owns 100% of the issued and outstanding capital stock of ATDI, a Delaware corporation. ATDH has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute the operations of ATDH presented under accounting principles generally accepted in the United States.

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 83 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory, business support services, such as credit, training and access to consumer market data, administration of tire manufacturer affiliate programs, a leading online ordering and reporting system and a website that enables our tire retailer customers to participate in Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States has increased from approximately 1.2% in 1996 to approximately 9.4% in 2009, which we believe is approximately twice the market share of our closest competitor.

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. In fiscal 2009, our largest customer and our top ten customers accounted for less than 1.6% and 5.5%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

We believe we distribute the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flag brands of all four of the largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of many of these and other manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire service equipment. Tire sales accounted for approximately 93.1% of our net sales in fiscal 2009. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Our net sales and light vehicle unit sales fluctuated from $1,877.5 million and 17.4 million units, respectively, in fiscal 2007 to $1,960.8 million and 17.1 million units, respectively, in fiscal 2008 and $2,171.8 million and 19.6 million units, respectively, in fiscal 2009. Our net income and EBITDA fluctuated from $1.4 million and $94.0 million, respectively, in fiscal 2007 to $9.7 million and $105.7 million, respectively, in fiscal 2008 and $4.9 million and $98.8 million, respectively in fiscal 2009. From fiscal 2003 to fiscal 2009, we grew our net sales, light vehicle unit sales and EBITDA at a compound annual rate of 11.8%, 7.1% and 12.7%, respectively. This growth in sales and net income has increased both because of our acquisitions and organic growth. For a reconciliation from net (loss) income to EBITDA, see Item 6, “Selected Financial Data.”

Our Industry

The U.S. replacement tire market generated annual retail sales of approximately $26.6 billion in 2009, according to Modern Tire Dealer. In 2009, passenger tires, medium truck tires and light truck tires accounted for 67.7%, 15.8% and 13.5%, respectively, of the U.S. replacement tire market. Farm, specialty and other types of tires accounted for the remaining 3.0%. In 2009, according to Tire Review, tire retailers obtained 69% of their tire volume from wholesale tire distributors, like us, and 17% of their tire volume from tire manufacturers.

In the United States, replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. Between 1990 and 2009, independent tire retailers and automotive dealerships have enjoyed the largest increase in market share, moving from 54.0% to 60.0% and 1.0% to 5.5% of the market, respectively, according to Modern Tire Dealer.

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2009, U.S. replacement tire unit shipments increased by an average of approximately 2.6% per year. In addition, the industry has seen stronger growth in the high and ultra-high performance tire segments, which have experienced a compound annual growth rate in units of approximately 9% over the period from 2000 to 2009. High and ultra-high performance tire shipments increased from 47.6 million units in 2008 to 52.2 million units in 2009, despite a decrease in total replacement passenger and light truck tire unit shipments from 225 million units in 2008 to 208 million units in 2009 according to Modern Tire Dealer.

We believe growth in the U.S. replacement tire market will continue to be driven by favorable underlying dynamics, including:

•	increases in the number and average age of passenger cars and light trucks;

•	increases in the number of miles driven;

•	increases in the number of licensed drivers as the U.S. population continues to grow;

•	increases in the number of replacement tire SKUs;

•	growth of the high performance tire segment; and

•	shortening tire replacement cycles due to changes in product mix that increasingly favor high performance tires, which have shorter average lives.

Our Competitive Strengths

We believe the following key strengths position us well to maintain our ability to achieve revenue growth that exceeds that of the U.S. replacement tire industry:

Leading Position in a Highly-Fragmented Marketplace. We are the leading replacement tire distributor in the United States with an estimated market share of approximately 9.4%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors that include the ability to: efficiently stock and deliver a wide variety of tires, custom wheels, tire service equipment and accessories; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in the United States with 83 distribution centers and approximately 800 delivery vehicles serving 37 states. Our extensive distribution footprint, combined with our sophisticated inventory management and logistics technologies, enables us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies, including dynamic routing and Roadnet 5000, a routing tool, allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit.

Broad Product Offering from Diverse Supplier Base. We believe we offer the most comprehensive selection of tires in the industry. We supply nine of the top ten leading passenger tire brands, and we carry the flag brands of all four of the largest tire manufacturers—Bridgestone, Continental, Goodyear and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. Our tire product line includes a full suite of flag, associate and proprietary brand tires, allowing us to service a broad range of price points from entry level to the faster growing ultra-high performance category. In addition to tires, we also offer custom wheels and accessories and related service equipment. We believe that our broad product offering drives penetration among existing customers, attracts new customers and maximizes customer retention.

Broad Range of Critical Services. We provide a critical range of services which enables our tire retailer customers to operate their businesses more profitably. These services include convenient access to and timely delivery of the broadest product offerings available in the industry, as well as fundamental business support services, such as credit, training and access to consumer market data, that enable our tire retailer customers to better service their individual markets, and administration of tire manufacturer affiliate programs. We provide our customers with convenient 24/7 access to our extensive product offerings through our innovative and proprietary business-to-business web portal, ATDOnline®. In fiscal 2009, approximately 64% of our total order volume was placed through ATDOnline®, up from 56% in fiscal 2007. Our online services also include TireBuyer.com®, which was launched in late 2009 to allow our local independent tire retailer customers to participate in the Internet marketing of tires to consumers. We also provide select, qualified independent tire retailers with the opportunity to participate in our Tire Pros® franchise program through which they receive advertising and marketing support and the benefits of a national brand identity.

Diversified Customer Base and Longstanding Customer Relationships. We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. In fiscal 2009, our largest customer and our top ten customers accounted for less than 1.6% and 5.5%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers. We believe the diversity of our customer base and the strength of our customer relationships present an opportunity to grow market share regardless of macroeconomic and replacement tire market conditions.

Strong Cash Flow Generation Capability. Our inventory management systems and vendor relationships enable us to generate strong cash flow from operations through efficient management of our working capital. We have designed our warehouse, delivery, information technology and other infrastructure capabilities to be scalable, creating incremental distribution capacity to support further penetration within current markets and expansion into new domestic geographic markets. In addition, our bad debt expense has been below 0.15% of net sales for fiscal 2006 through fiscal 2009 due to our credit and collection procedures. We have also effectively leveraged our fixed assets with average annual maintenance capital expenditures of less than $2.0 million during the period from fiscal 2006 to fiscal 2009. We believe the low capital intensity of our business should allow us to continue producing favorable cash flow in the future.

Strong Management Team with Track Record of Driving Growth and Improving Efficiency. Our senior management team has a proven track record of implementing successful initiatives, including the execution of a disciplined acquisition strategy, that have contributed to our gross profit expansion and above-market net sales growth. In addition, we have reduced costs through the integration of operating systems and introduction of standard operating practices across all locations, resulting in improved operating efficiencies, reduced headcount and improved operating profit at existing and acquired locations. We believe our cost discipline and acquisition integration experience will continue to be competitive advantages as we grow both organically and through selective acquisitions. Our senior management team has an average of 25 years of distribution experience and over 19 years working with us or our predecessors.

Our Business Strategy

Our objective is to be the largest distributor of replacement tires to local, regional and national independent U.S. tire retailers, as well as automotive dealerships, service stations and mass merchandisers, to drive above-market growth and further enhance profitability and cash flow. We intend to accomplish this objective by executing the following key operating strategies:

Leverage Our Infrastructure in Existing Markets. Through infrastructure expansions over the past several years, we have developed a scalable platform with available incremental distribution capacity. Our distribution infrastructure enables us to efficiently add new customers and service growing channels, such as automotive dealerships, thereby increasing profitability by leveraging the utilization of our existing assets. We believe our relative penetration in existing markets is largely a function of the services we offer and the length of time we have operated locally. Specifically, in new markets, we have experienced growth in market share over time, and in states we have served the longest, we generally have market share well in excess of our national average.

Continue to Expand into New Geographic Markets. Our existing organizational and technological platforms are scalable and designed to accommodate additional distribution capacity and increased sales as we expand our network throughout the United States. For example, we entered the Texas market in late 2004 and Minnesota in 2007 and we were able to leverage our platforms to more than double our sales in both states since our entry. While we have the largest distribution footprint in the U.S. replacement tire market, we have limited or no market presence in 18 of the contiguous United States that represent approximately 35% of the replacement tire market, including New York, Ohio, Michigan, Illinois and New Jersey. As part of our business, we regularly contemplate expansion strategies, including acquisitions, to drive future growth.

Grow Participation in Tire Pros® Franchise Program. Through our fiscal 2008 acquisition of Am-Pac Tire Dist., Inc., which we refer to as Am-Pac, we acquired the Tire Pros® franchise program, which enables us to deliver advertising and marketing support to tire retailer customers operating as Tire Pros® franchisees. Since the acquisition, we have focused on modifying and improving the Tire Pros® franchise program. The Tire Pros® franchise program allows participating local tire retailers to enjoy the benefits of a national brand identity with minimal investment, while still maintaining their local identity. In return, we benefit from increasing volume penetration among, and further aligning ourselves with, our franchisees.

Continue to Offer a Comprehensive Tire Portfolio to Meet Our Customers’ Needs. We service a broad range of price points from entry-level to faster growing high and ultra-high performance tires, providing a full suite of flag, associate and proprietary brand tires. We intend to continue to focus on high and ultra-high performance tires, given the growth in demand for such tires, while maintaining our emphasis on providing broad market and entry-level tire offerings. Our entry-level offerings were recently expanded by the addition of our exclusive Capitol® and Negotiator® brands upon the acquisition of Am-Pac. Our comprehensive tire portfolio is designed to satisfy all of our customers’ needs and allow us to become the supplier of choice, thereby increasing customer penetration and retention.

Grow TireBuyer.com® into a Premier Internet Tire Provider. In late 2009, we launched TireBuyer.com®, an Internet site that enables our local independent tire retailer customers to connect with consumers and sell to them over the Internet. TireBuyer.com® allows our broad base of independent tire retailer customers to participate in a greater share of the growing Internet tire market. We believe that TireBuyer.com® complements and services our participating local independent tire retailers by providing them access to a sales and marketing channel previously unavailable to them.

Utilize Technology Platform to Continue to Increase Distribution Efficiency. We intend to continue to invest in our inventory and warehouse management systems and logistics technology to further increase our efficiency and profit margins and improve customer service. We continue to evaluate and incorporate technical solutions such as handheld scanning for receiving, picking and delivery of products to our customers. We believe these increased efficiencies will continue to enhance our reputation with our customers for providing a high level of prompt customer service, while also reducing costs.

Selectively Pursue Acquisitions. We expect to continue to employ an acquisition strategy to increase our share in existing markets, add distribution in new markets and utilize our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets, such as Am-Pac, provide an opportunity to grow market share while improving profitability through significant cost savings. Over the past five years, we have successfully acquired and integrated ten businesses representing in excess of $700 million in annual net sales. We believe our position as the leading replacement tire distributor in the United States, combined with our access to capital and our scalable platform, allows us to make acquisitions at attractive post-synergy valuations.

Products

We sell a broad selection of well-known flag, lower price point associate and proprietary brand tires, custom wheels and accessories and related service equipment. Tire sales accounted for approximately 93.1%, 91.4% and 89.0% of our net sales in fiscal 2009, 2008 and 2007, respectively. We believe our large, diverse product offering allows us to service the broad range of price points in the replacement tire market.

Tires

Sales of passenger and light truck tires accounted for approximately 82.7% of our net sales in fiscal 2009. The remainder of our tire sales were for medium trucks, farm vehicles and other specialty tires.

Flag brands. Flag brands, which have the greatest brand recognition as a result of both strong sales and strong marketing support from tire manufacturers, are generally premium-quality and premium-priced offerings. The flag brands that we sell have high consumer recognition and generate higher per-tire profit than associate or proprietary brands. We distribute the flag brands of the four largest tire manufacturers—Bridgestone, Continental, Goodyear and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. Within our flag brand product portfolio, we also carry high and ultra-high performance tires.

We believe that our ability to effectively distribute a wide variety of products is key to our success. The overall U.S. replacement tire market is highly fragmented and, according to Modern Tire Dealer, the top ten passenger car tire brands account for approximately 61.0% of total U.S. replacement tire units in 2009. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one-half of all new passenger car and light truck owners replace their tires with the same equipment at the time of the first tire replacement. As a result, in order to be competitive, tire retailers, particularly local independent tire retailers, must be able to access a broad range of inventory quickly. Our customers can use our broad product offering and timely order fulfillment to sell a comprehensive product lineup that they would otherwise be unable to provide on a stand-alone basis due to working capital constraints and limited warehouse capacity.

Our high and ultra-high performance tires are our highest per-tire profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for tire retailers to efficiently stock. High and ultra-high performance tires experienced a compound annual growth rate in units of approximately 9% over the period from 2000 to 2009, significantly in excess of the overall market growth. According to Modern Tire Dealer, the high performance tire markets were up 9.7% in 2009 while the overall replacement tire market was down 7.5%.

Associate brands. Associate brands are primarily lower-priced tires manufactured by well-known manufacturers. Our associate brands, such as Fusion® and Riken®, allow us to offer tires in a wider price range. In addition, associate brands are attractive to our tire retailer customers because they may count towards various incentive programs offered by manufacturers.

Proprietary and exclusive brands. Our proprietary brands are lower-priced tires made by tire manufacturers exclusively for, and marketed by, us for which we hold or control the trademark. The Am-Pac acquisition provided us with the exclusive rights to distribute both the Capitol® and Negotiator® brands in North America. The addition of these two brands significantly strengthened our entry-level priced product offering. Our proprietary and exclusive brands allow us to sell value-oriented tires to tire retailers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 30 different wheel brands, along with installation and service accessories. Of these brands, five are proprietary: ICW® Racing, Pacer®, Drifz®, Cruiser Alloy® and O.E. Performance®. An additional four brands are exclusive to us: CX, Maas, Zora and Gear. Nationally available flag brands complement our offering with such brands as Asanti, Advanti Racing, Cragar, Ultra, Lexani, Mickey Thompson, Konig, HRE, Lowenhart and Racinghart. Collectively, these brands represent one of the most comprehensive wheel offerings in the industry. Custom wheels directly complement our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Sourcing of product is worldwide through a number of manufacturers. Our net sales of custom wheels in fiscal 2009 were $55.9 million or approximately 2.6% of net sales.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. Equipment, tools and supplies include wheel alignment products, tire changers, automotive lift equipment, air tools and a wide array of tire supplies. These products broaden our portfolio and leverage our customer relationships. The manufacturers we represent are the leaders in the industry, and include Hunter Engineering, Challenger, Champion, Shure, Chicago Pneumatic, Ingersoll Rand, REMA Tip Top and Group 31 Inc. Our net sales of equipment, tools, supplies and other items in fiscal 2009 was $66.0 million, or approximately 3.1% of net sales.

Distribution System

We have designed our distribution system to deliver products from a wide variety of tire manufacturers to our tire retailer customers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly and tire retailers have reduced the inventory they hold. At the same time, the depth and breadth of replacement SKUs has continued to expand. According to the Tire and Rim Association, the number of specific tire sizes and dimensions (that each brand covers either entirely or selectively) has increased from 213 in 2000 to 324 in 2009. As a result of these changes, tire retailers have increasingly relied on us and we have become a more critical link in enabling tire retailers to more efficiently manage their business.

We utilize a sophisticated inventory and delivery system to distribute our products to most customers on a same or next day basis. In our distribution centers, we use sophisticated bin locator systems, material handling equipment and routing software that link customer orders to our inventory and delivery routes. We believe this distribution system, which is integrated with our innovative and proprietary business-to-business ATDOnline® ordering and reporting system, provides us a competitive advantage by allowing us to ship customer orders quickly and efficiently while also reducing labor costs. Our logistics and routing technology uses third-party software packages and GPS systems, including dynamic routing and Roadnet 5000, to optimize route design and delivery capacity. Coupled with our fleet of approximately 800 delivery vehicles, this technology enables us to cost effectively make multiple daily or weekly shipments to customers as necessary. With this distribution infrastructure, we were able to deliver the vast majority of our customers’ orders on a same or next day basis during fiscal 2009.

Approximately 80% of our tire purchases are shipped directly by tire manufacturers to our distribution centers. The remainder of our purchases are shipped by manufacturers to our redistribution centers located in Maiden, North Carolina and Bakersfield, California. These redistribution centers warehouse slower-moving and foreign-manufactured products, which are forwarded to our distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We provide a critical range of services which enables our tire retailer customers to operate their businesses more profitably. These services include convenient access to and timely delivery of the broadest inventory available in the industry, as well as fundamental business support services, such as credit, training and access to consumer market data, that enable our tire retailer customers to better service their individual markets, and administration of tire manufacturer affiliate programs. We provide our customers with convenient 24/7 access to our extensive inventories through our ATDOnline® web portal. In fiscal 2009, approximately 64% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007. Our online services also include our latest initiative, TireBuyer.com®, which was launched in late 2009 to allow our local independent tire retailer customers to participate in the Internet marketing of tires to consumers. We also provide select, qualified independent tire retailers with the opportunity to participate in our Tire Pros® franchise program through which they receive advertising and marketing support and the benefits of a national brand identity.

Sales Force

We have structured our sales organization to best service our existing customers and develop new prospective customers. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided to tire retailers.

Our tire sales force consists of sales personnel at each distribution center plus a sales administrative team located at our field support center in Huntersville, North Carolina. Sales teams consisting of salespeople and customer service representatives, focus on tire retailers located within the service area of the distribution center and include a combination of tire-, wheel- and equipment-focused sales personnel. Some sales personnel visit targeted customers to advance our business opportunities and those of our customers, while other sales personnel remain at our facility, making client contact by telephone to advance specific products or programs. Customer service representatives manage incoming calls from customers and provide assistance with order placement, inventory inquiries and general customer support. The Huntersville-based sales administrative team directs sales personnel at the distribution centers and manages our corporate account customers, including large national and regional retail tire and service companies. This sales administrative team also manages our Huntersville-based call center, which provides call management assistance to the distribution centers during peak times of the day, thereby minimizing customer wait time, and also provides support upon any disruption in a distribution center’s local telephone service. This team also serves as the primary point of contact for product and technical inquiries from TireBuyer.com® shoppers.

Our aftermarket wheel sales group employs sales and technical support personnel in the field and performance specialists in each region. This sales group’s responsibilities include cultivating new prospective wheel customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding wheel style and fitment. We also have established a dedicated equipment, tool and supply sales force that works with the wheel sales group to sell related service equipment, tools and supplies.

ATDOnline® and TireBuyer.com®

ATDOnline® provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participation in tire manufacturer incentive programs. We have encouraged our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2009, approximately 64% of our total order volume was placed through ATDOnline®, up from 56% in fiscal 2007.

In late 2009, we launched TireBuyer.com®, an Internet site which enables our local independent tire retailer customers to access consumers and sell to them over the Internet. Consumers using TireBuyer.com® choose to buy from a select, qualified independent tire retailer participating in our TireBuyer.com® program. We then distribute the purchased products to the selected tire retailer for local installation. The tire retailer receives the full revenue of the transaction, less any applicable processing fees, upon product installation. We employ a third-party provider to handle the online billing and payment process. We do not handle customers’ credit card or other sensitive information. We account for revenues from TireBuyer.com® in the same manner as other orders received from tire retailer customers. The TireBuyer.com® transaction structure allows us to retain our distribution focus, while strengthening our relationship with our tire retailer customers.

Tire Retailer Programs

Through our fiscal 2008 acquisition of Am-Pac, we acquired the Tire Pros® franchise program through which we deliver advertising and marketing support to tire retailer customers operating as Tire Pros® franchisees. Since the acquisition, we have focused on modifying and improving the Tire Pros® franchise program. Local independent tire retailers participating in this franchise program enjoy the benefits of a national brand identity with minimal investment, while still maintaining their local identity. We anticipate increasing volume penetration among, and further aligning ourselves with, franchisees.

Individual manufacturers offer a variety of programs for tire retailers that sell their products, such as Bridgestone’s TireStarz, Continental’s Gold, Goodyear’s G3X, Kumho’s Fuel and Michelin’s Alliance. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we assist in the administration of managing these programs for the manufacturers and enhance these programs through dedicated staff to assist tire retailers in managing their participation. We believe these enhancements, combined with other aspects of our customer service, provide significant value to our customers.

We also offer our tire retailer customers ATDServiceBAY®, which makes available a comprehensive suite of benefits including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through GE Capital), access to consumer market data and training and marketing programs to provide our tire retailer customers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. During fiscal 2009, we sold to approximately 60,000 customers in 37 states, principally located in the Southeastern and Mid-Atlantic regions, as well as portions of the Northeast, Midwest, Southwest and the West Coast of the United States. In fiscal 2009, our largest customer and our top ten customers accounted for less than 1.6% and 5.5%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2009, automotive dealerships have enjoyed a large increase in market share, moving from 1.0% of the U.S. replacement tire market to 5.5% of the market according to Modern Tire Dealer.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 56.4% of our tire products in fiscal 2009. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with many of our major tire suppliers for over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels we purchase are proprietary brands, namely, Pacer®, Cruiser Alloy®, Drifz®, O.E. Performance® and ICW® Racing, and are produced by a variety of manufacturers. We purchase equipment and other products from multiple sources, including industry leaders such as Hunter Engineering, Challenger, Champion, Shure, Chicago Pneumatic, Ingersoll Rand, REMA Tip Top and Group 31 Inc.

Competition

The U.S. tire distribution industry is highly competitive and fragmented. In the United States, replacement tires are sold to consumers through several different outlets, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. We compete with a number of tire distributors on a regional basis. Our main competitors include TBC/Treadways Wholesale (owned by Sumitomo), which has retail operations that compete with its distribution customers, and TCI Tire Centers. In the dealership channel, our principal competitor is Dealer Tire, which is focused principally on administering replacement tire programs for selected automobile manufacturers’ dealerships. In the online channel, our principal competitor is Tire Rack, which is principally focused on high and ultra-high performance offerings, acting as both a retailer and a wholesaler. We face competition from smaller regional companies and would be adversely affected if mass merchandisers and warehouse clubs gained market share from local independent tire retailers, as our market share in those channels is lower.

We believe that the principal competitive factors in our business are found in the critical range of services that we provide to tire retailers including 24/7 access to the broadest inventory in the industry. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag, associate and proprietary brand products, our competitive prices and our ability to provide quality services in a frequent and timely manner.

Information Systems

Through infrastructure expansions over the past several years, we have developed a scalable platform with incremental capacity available. We are currently finishing the rollout of an Oracle ERP system that supports future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. The ERP implementation, which is nearing completion, has basically replaced our legacy computer system. We continue to evaluate and incorporate technical solutions such as handheld scanning for receiving, picking and delivery of product to our customers.

Trademarks

The proprietary brand names under which we market our products are trademarks of our company. These proprietary brand names are important to our business because they develop brand identification and foster customer loyalty. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal proprietary brand names under which we market our products are: DYNATRAC® tires, CRUISERWIRE® custom wheels, DRIFZ® custom wheels, ICW® custom wheels, PACER® custom wheels, O.E. PERFORMANCE® custom wheels and MAGNUM® automotive lifts. Our other trademarks include: AMERICAN TIRE DISTRIBUTORS®, ATDONLINE®, ATDSERVICEBAY®, AUTOEDGE®, WHEEL WIZARD®, ENVIZIO®, WHEEL WIZARD ENVIZIO®, WHEELENVIZIO.COM®, XPRESSPERFORMANCE®, TIREBUYERCOM® AND TIRE PROS®.

Seasonality

Although the effects of seasonality are not significant to our business, we have historically experienced an increase in net sales in the second and third fiscal quarters and an increase in working capital in the first fiscal quarter.

Environmental Matters

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and waste and relating to the investigation and clean-up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of the adoption of new environmental laws or changes in existing laws and regulations or in their interpretation.

Employees

As of January 2, 2010, our operations employed approximately 2,300 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Inventory Control

We believe that we maintain levels of inventory that are adequate to meet our customers’ needs on a same or next day basis. Since customers look to us to fulfill their needs on short notice, backlog of orders is not a meaningful statistic for us. Our inventory stocking levels are determined using our computer systems, our sales personnel at the distribution center and region levels, and our product managers. The data used for this determination is derived from sales activity from all of our distribution centers, from individual distribution centers, and in each geographic area. It is also derived from vendor information and from customer information. The computer system monitors the inventory level for all stock items. All distribution centers stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their general managers. Inventories in our distribution centers are established from data from our retail customers’ stores served by the respective distribution centers. Inventory quantities are periodically re-balanced from center-to-center.

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

You should carefully consider the risks described below when evaluating our business and operations. The risks and uncertainties described below may not be the only risks we face. If any of the following risks actually occurs, our business, results of operations, financial condition or cash flows could be adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, results of operations, financial condition or cash flows.

Risks Relating to Our Business

Demand for tire products is lower when general economic conditions are weak. Decreases in the availability of consumer credit or consumer spending could adversely affect our business, results of operations or cash flows.

The popularity, supply and demand for tire products changes from year to year based on consumer confidence, the volume of tires reaching the replacement tire market and the level of personal discretionary income, among other factors. Decreases in the availability of consumer credit or decreases in consumer spending as a result of recent economic conditions, including increased unemployment and rising fuel prices, may cause consumers to delay tire purchases, reduce spending on tires or purchase less expensive tires. These changes in consumer behavior could reduce the number of tires we sell, reduce our net sales or cause a change in our product mix toward products with lower per-tire margins, any of which could adversely affect our business, results of operations or cash flows. The 7.5% decrease in annual unit volume for the U.S. replacement tire market in 2009 and our 0.8% decrease in annual light vehicle unit volume (excluding Am-Pac) for 2009 are reflective of these trends.

Local economic, employment, weather, transportation and other conditions also affect tire sales, on both a wholesale and retail basis. Such fluctuations have been exacerbated by the current economic downturn. We cannot, as a result of these factors and others, assure you that our business will continue to generate sufficient cash flows to finance or grow our business or that our cash needs will not increase. For instance, in 2008, rising fuel costs, increased unemployment and tightening credit caused a decrease in miles driven and consumer spending, both of which we believe caused a decrease in unit sales in the U.S. replacement tire industry.

Similarly, industry-wide unit sales decreased in 2006 primarily due to increases in, and consumer expectations about future increases in, interest rates, minimum credit card payments and fuel costs. Our business was adversely affected as a result of these industry-wide events and we may be adversely affected by similar events in the future.

Our high level of indebtedness may adversely affect our financial condition, restrict our growth or place us at a competitive disadvantage.

We are currently highly leveraged. As of January 2, 2010, our debt (including capital leases) was $549.6 million. In addition, as of January 2, 2010, we were able to borrow up to an additional $182.5 million under our amended credit facility, subject to customary borrowing conditions. We anticipate that any future acquisitions we may pursue as part of our growth strategy may be financed through cash on hand, operating cash flow or borrowings under our existing credit facility.

Our high debt levels, or increases in our debt levels, could have important consequences, including:

•	making it more difficult to satisfy our obligations;

•	impairing our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions by limiting our ability to plan for or react quickly to changing conditions;

•

requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	preventing a change of control; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Although the indentures governing our three series of outstanding notes do not require us to meet any financial performance metric or maintain any ratio to avoid a default, we are required to satisfy a 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio to, among other things, incur additional debt (other than debt under our revolving credit facility), issue preferred stock (subject to certain exceptions), make certain restricted payments or investments and make certain purchases of our stock. For the four fiscal quarters ended January 2, 2010, our ratio of Adjusted EBITDA to consolidated interest expense was 1.6 to 1.0. As a result of not meeting the 2.0 to 1.0 ratio, our ability to, among other things, incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain exceptions), make certain restricted payments or investments and make certain purchases of our stock will be limited.

Our business requires a significant amount of cash, and fluctuations in our cash flows may adversely affect our ability to fund our business or acquisitions or satisfy our debt obligations.

Our ability to fund working capital needs and planned capital expenditures and acquisitions and our ability to satisfy our debt obligations depend on our ability to generate cash flows. If we are unable to generate sufficient cash flows from operations to meet these needs, we may need to refinance all or a portion of our existing debt, obtain additional financing or reduce expenditures that we deem necessary to our business. Further, our ability to grow our business and market share through acquisitions may be impaired. We cannot assure you that we would be able to obtain refinancing of this kind on favorable terms or at all or that any additional financing could be obtained. The inability to obtain additional financing could materially and adversely affect our business, financial condition and cash flows.

The industry in which we operate is highly competitive and our failure to effectively compete may adversely affect our results of operations, financial condition and cash flows.

The industry in which we operate is highly competitive. In the United States, replacement tires are sold to consumers through several different outlets, including local independent tire retailers and mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. A number of independent wholesale tire distributors compete with us in the regions in which we do business. Most of our tire retailer customers buy products from both us and our competitors. We cannot assure you that we will be able to compete successfully in our markets in the future. Furthermore, some of our competitors, including mass merchandisers, warehouse clubs and tire manufacturers, are significantly better financed than us and have greater resources. See Item 1 “Business—Competition.”

We would also be adversely affected if certain channels in the replacement tire market, including mass merchandisers and warehouse clubs, gain market share at the expense of the local independent tire retailers, as our market share in those channels is lower.

We depend on manufacturers to provide us with the products we sell and disruptions in these relationships or manufacturers’ operations could adversely affect our results of operations, financial condition or cash flows.

There are a limited number of tire manufacturers worldwide. Accordingly, we rely on a limited number of tire manufacturers to supply us with the products we sell, including flag and associate brands and our proprietary brands. Our business depends on developing and maintaining productive relationships with these manufacturers. Outside of our proprietary brands, we do not have long-term contracts with these manufacturers, and we cannot assure you that these manufacturers will continue to supply products to us on favorable terms or at all. Many of our supplier manufacturers are free to terminate their business relationship with us with little or no notice and may elect to do so for any reason or no reason. Further, certain of our key suppliers also compete with us as they distribute and sell tires to certain of our tire retailer customers. A move towards this business model among our supplier manufacturers could adversely affect our results of operations, financial condition or cash flows.

In addition, our growth strategy depends in part on our ability to make selective acquisitions, but manufacturers may not be willing to supply the companies we acquire, which could adversely affect our business and results of operations. Furthermore, we could be adversely affected if any significant manufacturer experiences financial, operational, production, supply, labor or quality assurance difficulties that result in a reduction or interruption in our supply, or if they otherwise fail to meet our needs. These risks have been more pronounced recently in light of the economic downturn, commodity price volatility and governmental actions. In addition, our failure to order or promptly pay for sufficient quantities of our products may result in an increase in the unit cost of the products we purchase, a reduction in cooperative advertising and marketing funds, or a manufacturer’s unwillingness or refusal to sell products to us. If we are required to replace our manufacturers, we could experience cost increases, time delays in deliveries and a loss of customers, any of which would adversely affect us. Finally, although most newly manufactured tires are sold in the replacement tire market, manufacturers pay disproportionate attention to automobile manufacturers that purchase tires for new cars. Increased demand from automobile manufacturers could result in cost increases and time delays in deliveries to us, any of which could adversely affect us.

We are reliant upon information technology in the operation of our business.

We rely on electronic information and telephony systems to support all aspects of our geographically diverse business operations, including our inventory control, distribution network and order placement and fulfillment. A prolonged interruption or failure of any of these systems or their connective networks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Pricing volatility for raw materials could result in increased costs and may affect our profitability.

Costs for certain raw materials used in manufacturing the products we sell, including natural rubber, chemicals, steel reinforcements, carbon black, synthetic rubber and other petroleum-based products are volatile. Increasing costs for raw materials supplies would result in increased production costs for tire manufacturers. Tire manufacturers typically pass along a portion of their increased costs to us through price increases. While we typically try to pass increased prices and fuel costs through to tire retailers or to modify our activities to mitigate the impact of higher prices, we may not be successful. Failure to fully pass these increased prices and costs through to tire retailers or to modify our activities to mitigate the impact would adversely affect our operating margins and results of operations. Further, even if we do successfully pass along these costs, demand for tires may decline as a result of the increased costs, which would adversely affect us.

We may be unable to identify desirable acquisition targets or future acquisitions may not be successful.

We plan to investigate and acquire strategic businesses or product lines with the potential to be accretive to earnings, increase our market penetration, strengthen our market position or enhance our existing product offering. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Our recent growth in net sales, net income and EBITDA has been driven primarily by acquisitions. A failure to identify and acquire desirable acquisition targets may slow growth in our annual unit volume, which could adversely affect our existing business, financial condition, results of operations or cash flows.

We also cannot assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our financial condition, results of operations or cash flows could be adversely affected.

Future acquisitions could require us to issue additional debt or equity.

If we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common shares.

Attempts to expand our distribution services into new domestic geographic markets may adversely affect our business, results of operations, financial condition or cash flows.

We plan to expand our distribution services into new domestic geographic markets, which will require us to make capital investments to extend and develop our distribution infrastructure. We may not achieve profitability in new regions for a period of time. If we do not successfully add new distribution centers and routes, we experience unanticipated costs or delays or we experience competition in such markets that is greater than we expect, our business, results of operations, financial condition or cash flows may be adversely affected.

Our business strategy relies increasingly upon online commerce. If our customers were unable to access any of our websites, such as ATDOnline®, our business and operations could be disrupted and our operating results would be adversely affected.

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues. Approximately 64% of our total order volume in fiscal 2009 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

We may not successfully execute our plan to grow our TireBuyer.com® service or we may not attain the growth we expect from our TireBuyer.com® service.

In late 2009, we launched TireBuyer.com®, an Internet site which enables our local independent tire retailer customers to access the online tire consumer market and sell tires to consumers over the Internet. We expect that by growing and developing our TireBuyer.com® service, we can leverage our tire retailer customer footprint to capture a greater share of the Internet tire market. For TireBuyer.com® to be successful, however, we must ensure that it is well supported and functional on a 24/7 basis. In addition, TireBuyer.com® faces significant competition from other online participants, some of which have significantly larger Internet market share, longer Internet market presence, greater Internet marketing experience and better name recognition than we enjoy. We may fail to successfully grow, develop or support the TireBuyer.com® service or we may not attain the growth or benefits we expect TireBuyer.com® to provide us due to strong competition or other factors, which may adversely affect our business, financial condition or results of operations.

Because the majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect our results of operations by increasing our cost and distribution lead times.

We maintain the majority of our inventory in 83 distribution centers. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

If we experience problems with our fleet of trucks or are otherwise unable to make timely deliveries of our products to our customers, our business and reputation could be adversely affected.

We use a fleet of trucks to deliver our products to our customers, most of which are leased from third parties. We are subject to the risks associated with product delivery, including inclement weather, disruptions in the transportation infrastructure, disruptions in our lease arrangements, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver tires and other products in a timely and accurate manner could harm our reputation and brand, which could adversely affect our business and reputation.

Participants in our Tire Pros® franchise program are independent operators, and we have limited influence over their operations. Our Tire Pros® franchisees could take actions that could harm the value of the Tire Pros® franchise, or could be unwilling or unable to continue to participate in the program, which could materially and adversely affect our business, results of operations, financial condition and cash flows.

Participants in our Tire Pros® franchise program are independent operators and have significant discretion in running their operations. Their employees are not our employees. Franchisees could take actions that subject them to legal and financial liabilities, and we may, regardless of the actual validity of such a claim, be named as a party in an action relating to, or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operation. In addition, the quality of franchise operations may be diminished by any number of factors beyond our control. We do not offer financial or management services to our franchisees, which may not have sufficient resources or expertise to operate their businesses at the level we would expect. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, we may not be able to identify problems and take action quickly enough and, as a result, the image and reputation of Tire Pros® may suffer, fewer tire retailers may become Tire Pros® franchisees and existing participants may leave the Tire Pros® program.

In addition, our franchise agreements have limited durations and our franchisees may not be willing or able to renew their franchise agreements with us. For example, a franchisee may decide not to renew due to a lawsuit or disagreement with us, dissatisfaction with the Tire Pros® program or a perception that the Tire Pros® program conflicts with other business interests. Similarly, a franchisee may be unable to renew its franchise agreement with us due to a bankruptcy or restructuring event or the failure to secure a real estate lease renewal, among other factors.

Our business, business prospects, results of operations, financial condition and cash flows could be adversely affected if we are forced to defend claims made against our franchisees, if others seek to hold us accountable for our franchisees’ actions, if the Tire Pros® program does not grow as we expect or if the Tire Pros® franchise program is not otherwise successful.

We could become subject to additional government regulation which could cause us to incur significant liabilities.

We are currently subject to federal and state laws and other regulations that apply to our business, including laws and regulations that affect tire distribution and sale, safety matters and tire specifications. Our costs of complying with these laws and regulations, including our operating expenses and liabilities arising under governmental regulations, may be increased in the future and additional fees and taxes may be imposed by governmental authorities. Future regulatory requirements, such as required disclosure of made-on dates for tires or an expansion of the Transportation Recall Enhancement Accountability and Documentation (TREAD) Act to cover tire distributors, could cause a material increase in our liabilities or operating expenses, which would materially and adversely affect our business, results of operations, financial condition and cash flows.

Loss of key personnel or failure to attract and retain highly qualified personnel could adversely affect our results of operations, financial condition and cash flows.

We are dependent on the continued services of our senior management team. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover, or attract additional senior management personnel. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we will attract and retain sufficient qualified personnel to meet our business needs.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our revolving credit facility and our Floating Rate Notes due April 1, 2012, which we refer to as our Floating Rate Notes, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. This would require us to use more of our available cash to service our indebtedness. We cannot assure you that we will be able to enter into interest rate swap agreements or other hedging arrangements in the future, that existing or future hedging arrangements will be sufficient to offset any future increases in interest rates or that our hedging arrangements will have their intended effect on our business. At January 2, 2010, we had $325.4 million outstanding under our revolving credit facility and our Floating Rate Notes, of which $140.4 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes.

Consolidation among customers may reduce our importance as a holder of sizable inventory, which could adversely affect our business and results of operations.

Our success has been dependent, in part, on the fragmented customer base in our industry. Due to the small size of most tire retailers, they cannot support substantial inventory positions and thus, as our size permits us to maintain a sizable inventory, we fill an important role. We do not generally have long-term arrangements with our tire retailer customers and they can cease doing business with us at any time. If a trend towards consolidation among tire retailers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the local independent tire retailer share of the replacement tire market has been relatively stable in the recent past, the share of larger tire retailers has grown at the expense of smaller tire retailers. If that trend continues, the number of tire retailers able to handle sizable inventory could increase, reducing the importance of distributors to the local independent tire retailer market.

We could be subject to product liability, personal injury or other litigation claims that could adversely affect our business, results of operations and financial condition.

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past. We could be subject to claims, including personal injury claims. These claims may not be covered by insurance or tire manufacturers may be unwilling or unable to assume the defense of these claims, as they have in the past. In addition, if any tire manufacturer encounters financial difficulty or ceases to operate, it may not be able to assume the defense of such claims. We also may be subject to claims due to injuries caused by our truck drivers which may not be covered by insurance. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

We could be adversely affected by compliance with environmental regulations and could incur costs relating to environmental matters, particularly those relating to our distribution centers.

We are subject to various federal, state, local and foreign environmental laws and regulations, as well as health and safety laws and regulations. Environmental laws are complex, change frequently and have tended to become more stringent over time. Compliance costs associated with current and future environmental and health and safety laws, particularly as they relate to our distribution centers, as well as liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations, financial condition or cash flows.

Failure to maintain effective internal control over financial reporting could materially adversely affect our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any required new or improved controls, we may be unable to provide financial information in a timely and reliable manner and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the Public Company Accounting Oversight Board. Any such action could adversely affect our financial results or investors’ confidence in us and could cause the price of our securities to fall.

If we determine that our goodwill and other intangible assets have become impaired, we may record significant impairment charges, which would adversely affect our results of operations.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. As of January 2, 2010, our total goodwill was approximately $375.7 million and our total intangible assets, net of amortization, were $226.7 million.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. We consider our properties to be adequate to meet current operating requirements. As of January 2, 2010, we operate a total of 83 distribution centers located in 29 states, aggregating approximately 7.4 million square feet. Of these centers, two were owned and the remainder were leased. In addition, we have a number of nonessential properties, principally either acquired or for which we assumed the facility lease all as related to the Am-Pac acquisition, that we are attempting to sell or sublease.

We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2021.

Several of our property leases contain provisions prohibiting a change of control of the lessee or permitting the landlord to terminate the lease or increase rent upon a change of control of the lessee. Based primarily upon our belief that (i) we maintain good relations with the substantial majority of our landlords, (ii) most of our leases are at market rates and (iii) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not have a material adverse effect on our business or financial position.

Item 3.	Legal Proceedings.

We are involved from time to time in various lawsuits, including class action lawsuits arising out of the ordinary conduct of our business. Although no assurances can be given, we do not expect that any of these matters will have a material adverse effect on our business or financial condition. We are also involved in various litigation proceedings incidental to the ordinary course of our business. We believe, based on consultation with legal counsel, that none of these will have a material adverse effect on our financial condition or results of operations.

Item 4.	Reserved.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 5, 2010, there were 42 holders of record of our common stock. There is no public trading market for our common stock.

As of January 2, 2010, we have not declared or paid dividends on our common stock since our incorporation in 2005, and we have no intention to declare or pay dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by certain covenants contained in our revolving credit facility and in the indentures that govern our Floating Rate Notes, 2013 Notes and Discount Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data.

Our principal stockholders, acting through American Tire Distributors Holdings, Inc., which we refer to as ATDH, acquired American Tire Distributors, Inc., which we refer to as ATDI, in an acquisition completed on March 31, 2005. As used in this report, unless the context indicates otherwise, the term “Successor” refers to ATDH and its consolidated subsidiaries and the term “Predecessor” refers to ATDI and its consolidated subsidiaries.

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for the fiscal quarter ended April 2, 2005 is derived from the Predecessor’s consolidated financial statements as of and for that period. Selected historical financial data for the period of April 2, 2005 through December 31, 2005 and for fiscal years 2006, 2007, 2008, and 2009 is derived from the Successor company. Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The fiscal quarter ended April 2, 2005 contains operating results for 13 weeks and the period of April 2, 2005 through December 31, 2005 contains operating results for 39 weeks. The 2006 fiscal year (ended December 30, 2006) and the 2007 fiscal year (ended December 29, 2007) contain operating results for 52 weeks. The 2008 fiscal year (ended January 3, 2009) contains operating results for 53 weeks. The 2009 fiscal year (ended January 2, 2010) contains operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (4)	Fiscal Year 2006 (3)	Fiscal Year 2007 (2)	Fiscal Year 2008 (1)	Fiscal Year 2009
	(dollars in thousands)	(dollars in thousands)
Statement of Operations Data:
Net sales	$354,339	$1,150,944	$1,577,973	$1,877,480	$1,960,844	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	290,488	939,325	1,293,594	1,552,975	1,605,064	1,797,905
Selling, general and administrative expense	52,653	172,605	227,399	258,347	274,412	306,189
Impairment of intangible asset	—	—	2,640	—	—	—
Transaction expenses	28,211	95	—	—	—	—

Operating (loss) income	(17,013)	38,919	54,340	66,158	81,368	67,693
Other (expense) income
Interest expense	(3,682)	(41,359)	(60,065)	(61,633)	(59,169)	(54,415)
Other, net	(252)	111	(364)	(285)	(1,155)	(1,020)

(Loss) income from operations before income taxes	(20,947)	(2,329)	(6,089)	4,240	21,044	12,258
Income tax (benefit) provision	(6,620)	(728)	(1,482)	2,867	11,373	7,326

Net (loss) income	$(14,327)	$(1,601)	$(4,607)	$1,373	$9,671	$4,932

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period From April 2, 2005 through December 31, 2005 (4)	Fiscal Year 2006 (3)	Fiscal Year 2007 (2)	Fiscal Year 2008 (1)	Fiscal Year 2009
	(dollars in thousands)	(dollars in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$9,871	$(34,654)	$66,586	$19,119	$(54,086)	$131,105
Investing activities	(1,438)	(468,815)	(28,527)	(29,860)	(81,671)	(4,620)
Financing activities	(8,264)	505,511	(40,004)	11,890	139,503	(127,690)
Depreciation and amortization	1,738	16,409	25,071	28,096	25,530	32,078
Capital expenditures (5)	1,574	6,086	9,845	8,648	13,424	12,757
EBITDA (6)	(15,527)	55,439	79,047	93,969	105,743	98,751
Adjusted EBITDA (7)	13,865	64,964	83,658	95,397	106,994	101,035
Ratio of earnings to fixed charges (8)	—	—	—	1.1x	1.3x	1.2x

Balance Sheet Data:
Cash and cash equivalents		$5,545	$3,600	$4,749	$8,495	$7,290
Working capital (9)		201,820	172,627	186,556	288,313	197,317
Total assets		1,120,118	1,123,506	1,210,696	1,390,860	1,300,624
Total debt (10)		545,245	521,007	539,853	642,434	549,576
Total redeemable preferred stock		18,559	19,822	21,450	23,941	26,600
Total stockholders’ equity		220,806	216,758	216,395	224,486	230,647

(1)	In October 2008, we acquired Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors (“Gray’s Tire”) and in December 2008, we acquired Am-Pac Tire Dist., Inc. (“Am-Pac”). Each transaction was accounted for using the purchase method of accounting.
(2)	In May 2007, we acquired Jim Paris Tire City of Montebello, Inc. (“Paris Tire”), in July 2007 we acquired the distribution assets of Martino Tire Company (“Martino Tire”) and in December 2007 we acquired 6H-Homann, LLC and Homann Tire, LTD (collectively “Homann Tire”). Each transaction was accounted for using the purchase method of accounting.
(3)	In January 2006, we acquired Silver State Tire Company and Golden State Tire Distributors (collectively “Silver State”) and in July 2006, we acquired Samaritan Wholesale Tire Company (“Samaritan Tire”). Each transaction was accounted for using the purchase method of accounting.
(4)	In August 2005, we acquired Wholesale Tire Distributors, Inc., Wholesale Tire Distributors of Wyoming, Inc., and Wholesale Tire Distributors of Idaho, Inc. (collectively “Wholesale Tire”). This transaction was accounted for using the purchase method of accounting.
(5)	Excludes capital expenditures financed by debt.
(6)

The presentation of EBITDA, which is not a financial measure calculated under accounting principles generally accepted in the United States, or GAAP, does not comply with accounting principles generally accepted in the United States because it is adjusted to exclude certain cash and non-cash expenses. EBITDA represents earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it provides a more complete understanding of the factors and trends affecting our business than GAAP measures alone. Our board of directors, management and investors use EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income taxes). EBITDA should not be considered an alternative to, or more meaningful than, net

(loss) income as determined in accordance with GAAP. The following table shows the calculation of EBITDA from the most directly comparable GAAP measure, net (loss) income (in thousands):

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009
	(dollars in thousands)	(dollars in thousands)
Net (loss) income	$(14,327)	$(1,601)	$(4,607)	$1,373	$9,671	$4,932
Depreciation and amortization	1,738	16,409	25,071	28,096	25,530	32,078
Interest expense	3,682	41,359	60,065	61,633	59,169	54,415
Income tax (benefit) provision	(6,620)	(728)	(1,482)	2,867	11,373	7,326

EBITDA	$(15,527)	$55,439	$79,047	$93,969	$105,743	$98,751

(7)	We evaluate liquidity based on several factors, including a measure we refer to in this report as Adjusted EBITDA and which we refer to as Indenture EBITDA in our past filings under the Securities Exchange Act of 1934, or Exchange Act. Neither Adjusted EBITDA nor the ratios based on Adjusted EBITDA presented herein comply with U.S. GAAP because Adjusted EBITDA is adjusted to exclude certain cash and non-cash items. The ratio of Adjusted EBITDA to consolidated interest expense is also used in certain of the covenants in the indentures governing our three series of senior notes. Adjusted EBITDA, which is referred to as consolidated cash flow in the indentures, represents earnings before interest, taxes, depreciation and amortization and the other adjustments set forth below permitted in calculating covenant compliance under the indentures governing our senior notes. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to engage in certain corporate transactions in the future under the indentures. The indentures governing our three series of outstanding notes limit, among other things, our ability to incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock, unless the ratio of our Adjusted EBITDA to consolidated interest expense (as defined in the indentures), each calculated on a pro forma basis for the proposed transaction, would have been at least 2.0 to 1.0 for the four fiscal quarters prior to the proposed transaction.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, cash flow provided by (used in) operating activities as determined in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. For the four fiscal quarters ended January 2, 2010, our ratio of Adjusted EBITDA to consolidated interest expense, each as calculated under the indentures governing our three series of outstanding notes, was 1.6 to 1.0. Because we currently do not satisfy the 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio contained in our three series of outstanding notes, we are currently limited in our ability to, among other things, incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock. See Item 1A, “Risk Factors—Risks Relating to Our Business—Our high level of indebtedness may adversely affect our financial condition, restrict our growth or place us at a competitive disadvantage.” These restrictions do not interfere with the day-to-day-conduct of our business. Moreover, the indentures do not require us to maintain any financial performance metric or ratio in order to avoid a default.

The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Adjusted EBITDA (in thousands):

	Predecessor	Successor
	Quarter Ended April 2, 2005	Period from April 2, 2005 through December 31, 2005	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2009
	(dollars in thousands)	(dollars in thousands)
Net cash provided by (used in) operating activities	$9,871	$(34,654)	$66,586	$19,119	$(54,086)	$131,105
Changes in assets and liabilities	(12,972)	61,985	(35,646)	12,411	103,000	(78,284)
(Provision) benefit for deferred income taxes	(658)	2,413	1,970	6,916	(3,432)	(5,030)
Interest expense	3,682	41,359	60,065	61,633	59,169	54,415
Income tax (benefit) provision	(6,620)	(728)	(1,482)	2,867	11,373	7,326
(Provision for) recovery of doubtful accounts	(279)	(1,091)	325	(854)	(2,514)	(1,381)
Amortization of other assets	(232)	(4,091)	(5,443)	(5,056)	(4,834)	(4,834)
Stock-based compensation expense	(8,584)	—	—	—	—	—
Transaction expenses	28,211	95	—	—	—	—
Accretion of Discount Notes	—	(4,000)	(5,906)	(1,571)	—	—
Accretion of 8% cumulative preferred stock	—	(331)	(441)	(441)	(441)	(441)
Accrued dividends on 8% cumulative preferred stock	—	(1,224)	(1,750)	(1,893)	(2,051)	(2,219)
Post-retirement benefit plan termination	—	—	1,933	—	—	—
Other	1,446	5,231	3,447	2,266	810	378

Adjusted EBITDA	$13,865	$64,964	$83,658	$95,397	$106,994	$101,035

Adjusted EBITDA for the aggregate twelve-month period of 2005 does not include $1.3 million of benefit related to a reduction in the liquidation value of our Series B Preferred Stock held by Goodyear that would have been included in Adjusted EBITDA during the period except for certain purchase accounting adjustments made as part of the acquisition of the Predecessor company during the quarter ended April 2, 2005. Historically, previous reductions in such liquidation value would have been included in Adjusted EBITDA. Accordingly, we believe the amount of this benefit is meaningful to understand the results for the 2005 period. Reductions in the liquidation value of $0.9 million and $0.7 million were included in Adjusted EBITDA in fiscal 2006 and 2007, respectively.

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

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATDH,” “ATD,” “the Company,” “we,” “us” and “our” in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “ATDH” refers only to American Tire Distributors Holdings, Inc., a Delaware Corporation, and the term “ATDI” refers only to American Tire Distributors, Inc., a Delaware corporation. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecast and projections. These forward-looking statements are not guarantees of future performance, and actual outcomes and results may differ materially from those expressed in these forward-looking statements. See Item 1A “Risk Factors” and “Cautionary Statements on Forward-Looking Information.”

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2009 fiscal year (ended January 2, 2010) contains operating results for 52 weeks while, the 2008 fiscal year (ended January 3, 2009) contains operating results for 53 weeks, and the 2007 fiscal year (ended December 29, 2007) contains operating results for 52 weeks.

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 83 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory, business support services, such as credit, training and access to consumer market data, administration of tire manufacturer affiliate programs, a leading online ordering and reporting system and a website that enables our tire retailer customers to participate in Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States has increased from approximately 1.2% in 1996 to approximately 9.4% in 2009, which we believe is approximately twice the market share of our closest competitor.

We conduct our operations through American Tire Distributors, Inc., a Delaware corporation and a wholly-owned subsidiary of American Tire Distributors Holdings, Inc. We have no significant assets or operations other than our ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute our operations presented under accounting principles accepted in the United States.

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. In fiscal 2009, our largest customer and our top ten customers accounted for less than 1.6% and 5.5%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

We believe we distribute the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flag brands of all four of the largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of many of these and other manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire service equipment. Tire sales accounted for approximately 93.1% of our net sales in fiscal 2009. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Key Business Metrics

Key business factors that have influenced our results of operations are:

•

Availability of consumer credit and changes in disposable income. Recent economic conditions, including increased unemployment and rising fuel prices, have caused consumers to delay tire purchases, reduce spending on tires or purchase less costly brand tires. For instance, in fiscal 2008, increased fuel costs, increased unemployment and tightening credit caused a decrease in miles driven and consumer spending, both of which caused a decrease in our unit sales and unit sales in the entire U.S. replacement tire industry. We believe that during fiscal 2008 and fiscal 2009, weak economic conditions have caused some consumers to delay the replacement of their tires.

•

Acquisitions. Over the past five years, we have successfully acquired and integrated ten businesses representing in excess of $700 million in annual net sales. Our acquisition strategy has allowed us to increase our share in existing markets, add distribution in new and complementary regions and utilize increasing scale to realize cost savings.

•

Number of vehicles in the U.S. market. While the number of automobiles registered in the United States has generally increased steadily over time, the growth rate in the number of automobiles slowed during fiscal 2008 and fiscal 2009, primarily due to weakening economic conditions, the reduced availability of consumer credit and decreasing consumer confidence.

•

Average age of vehicles. As the average age of vehicles has increased, the number of vehicles requiring replacement tires has increased. As consumers have chosen to drive existing vehicles longer, leading to increasing average age, these consumers may spend more on vehicle maintenance.

•

Miles driven. An increase in the number of miles driven generally increases the rate at which tires are replaced, thereby increasing the number of tires we sell. We believe that during fiscal 2008 and fiscal 2009, weak economic conditions and economic uncertainty caused a decrease in the number of miles driven, impacting demand. During fiscal 2009, however, miles driven had increased slightly on a year-over-year basis while maintaining a consistent month-to-month increase during the last half of 2009.

The U.S. replacement tire market has historically experienced stable growth primarily driven by several positive industry trends such as increases in the number of vehicles on the road, the number of licensed drivers, the number of miles driven, and the average age of vehicles. However, comparable unit replacement tire demand softened year-over-year between 2008 and 2009, with calendar 2009 unit replacement tire demand down 7.5% as compared to calendar 2008, as reported by Modern Tire Dealer. During this same period, we have achieved a year-over-year increase in unit sales of 15.2%, or 16.4% adjusting for the three fewer days in fiscal 2009 as compared to fiscal 2008. Our above-market results are due, in part, to the inclusion of Am-Pac Tire Dist., Inc., which we refer to as Am-Pac, which accounted for 17.2% of the growth in unit sales, partially offset by softer unit demand this year as compared to last year due to the weakened economy. We believe the weakened industry demand has been due, in part, to continued economic uncertainty, which has contributed to the deferral of tire purchases. We expect these conditions to continue to impact us in to fiscal 2010. Despite these economic uncertainties, we will continue to implement our business strategies that are focused on achieving above market results in both contracting and expanding market demand cycles.

Our History

On March 31, 2005, Investcorp S.A. and its affiliates, Berkshire Partners LLC and its affiliates, Greenbriar Equity Group LLC and its affiliates, and certain international investors, through ATDH, acquired our operations by purchasing all of the outstanding stock of ATDI. The acquisition did not trigger a change of control for accounting purposes.

2007 and 2008 Acquisitions

On May 31, 2007, we completed the purchase of Jim Paris Tire City of Montebello, Inc., which we refer to as Paris Tire. This acquisition expanded our service in Colorado and the Midwest. On July 2, 2007, we completed the purchase of certain assets and the assumption of certain liabilities of Martino Tire Company, which we refer to as Martino Tire. This acquisition expanded our service in Florida and complemented our existing distribution centers located in Florida. On December 7, 2007, we completed the purchase of 6HHomann, LLC and Homann Tire, LTD, which we refer to collectively as Homann Tire, which expanded our service in Texas (further complementing our existing distribution centers) and allowed us to expand into Louisiana. We accounted for each of these acquisitions under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in our consolidated statements of operations from the date of such acquisition.

The Homann Tire, Martino Tire and Paris Tire acquisitions were financed through borrowings under our revolving credit facility. The aggregate purchase price of these acquisitions was $21.7 million, consisting of $20.9 million in cash and $0.8 million in direct acquisition costs.

On October 8, 2008, we completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., which does business under the name Gray’s Wholesale Tire Distributors and which we refer to as Gray’s Tire. This acquisition expanded our presence in Texas and Oklahoma and complemented our existing distribution centers located within the states of Texas and Oklahoma.

On December 18, 2008, we completed the purchase of all of the issued and outstanding capital stock of Am-Pac. This acquisition significantly strengthened our presence in markets we served and allowed us to expand our operations into St. Louis, Missouri and western Texas. We financed the Am-Pac and Gray’s Tire acquisitions through borrowings under our revolving credit facility. We accounted for each of these acquisitions under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in our consolidated statements of operations from the date of such acquisition. The aggregate purchase price of the Am-Pac acquisition was approximately $74.7 million, consisting of $71.1 million in cash and $3.6 million in direct acquisition costs. Of the $71.1 million in cash, $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac’s outstanding debt. The amount held in escrow has been excluded from the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved or for which the contingency period has not lapsed. We recorded the purchase price allocation in our consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed, which resulted in a customer relationship intangible asset of $9.6 million, an intangible trade name asset of $4.5 million and goodwill of $5.8 million. Effective July 31, 2009, pursuant to the acquisition agreement, we received $0.9 million in connection with closing date balance sheet and purchase price adjustments.

Results of Operations

Fiscal 2008 Compared to Fiscal 2009

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (dollars in thousands):

	Fiscal Year Ended January 3, 2009	Fiscal Year Ended January 2, 2010	Period Over Period Change Favorable (Unfavorable)	Period Over Period Percentage Change Favorable (Unfavorable)	Results as a Percentage of Net Sales for Each Period Ended
					January 3, 2009	January 2, 2010
Net sales	$1,960,844	$2,171,787	$210,943	10.8%	100.0%	100.0%
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,605,064	1,797,905	(192,841)	(12.0)	81.9	82.8
Selling, general and administrative expenses	274,412	306,189	(31,777)	(11.6)	14.0	14.1

Operating income	81,368	67,693	(13,675)	(16.8)	4.1	3.1
Other expense:
Interest expense	(59,169)	(54,415)	4,754	8.0	(3.0)	(2.5)
Other, net	(1,155)	(1,020)	135	11.7	(0.1)	0.0

Income from operations before income taxes	21,044	12,258	(8,786)	(41.8)	1.1	0.6
Income tax provision	11,373	7,326	4,047	35.6	0.6	0.3

Net income	$9,671	$4,932	$(4,739)	(49.0)%	0.5%	0.2%

Net Sales

Net sales increased $210.9 million, or 10.8%, from $1,960.8 million in fiscal 2008 to $2,171.8 million in fiscal 2009. The increase in sales was primarily driven by our acquisition of Am-Pac in late 2008, which contributed $258.4 million to the increase. Additionally, net pricing contributed an additional $39.5 million to the increase and resulted primarily from our passing through the tire manufacturers multiple price increases in 2008. Excluding the Am-Pac acquisition and the three additional business days in fiscal 2008, our sales of passenger and light truck tire units continued to outperform the overall passenger and light truck tire market (down 7.5% as measured by Modern Tire Dealer), but still declined 0.8% during fiscal 2009 as compared to fiscal 2008. Softer tire unit sales of $43.4 million (approximately $20.9 million of which resulted from the additional three business days in fiscal 2008 compared to fiscal 2009), combined with a decline in wheel, equipment and supply sales, collectively $43.5 million, partially offset the increases noted above.

Cost of Goods Sold

Cost of goods sold increased $192.8 million, or 12.0%, from $1,605.1 million in fiscal 2008 to $1,797.9 million in fiscal 2009. This increase is primarily due to our acquisition of Am-Pac in late 2008, which contributed increases of $194.6 million and $14.7 million of cost of goods sold from its wholesale and retail operations, respectively, combined with higher net tire pricing, which resulted from the multiple manufacturer price increases that occurred throughout fiscal 2008. Partially offsetting these increases was the decline in tire, wheel, equipment and supply unit sales (excluding Am-Pac) year-over-year, and the effect of three fewer business days in fiscal 2009.

Selling, General and Administrative Expenses

In fiscal 2009, selling, general and administrative expenses increased $31.8 million, or 11.6%, from $274.4 million in fiscal 2008 to $306.2 million, primarily because of our acquisition of Am-Pac in late 2008, which accounted for approximately $41.3 million of the increase. The majority of the increase related to Am-Pac occurred in the first half of 2009 as our integration strategy was substantially completed by July 2009. Other increases included higher rents for larger facilities occupied during late fiscal 2008 and early fiscal 2009 ($4.8 million) and higher amortization expense related to the change in accounting estimate for certain customer list intangible assets ($3.6 million—See Note 4 in the Notes to Consolidated Financial Statements). Lower employee-related expenses of $8.1 million, including lower overall employee headcount, three fewer business days in fiscal 2009 and lower 401(k) expense as compared to fiscal 2008, as well as lower fuel cost of $5.3 million and travel and meeting expenses of $1.5 million partially offset the increases noted above.

Interest Expense

In fiscal 2009, interest expense, net of capitalized interest, decreased $4.8 million, or 8.0%, from $59.2 million in fiscal 2008 to $54.4 million, primarily due to lower interest rates on our variable rate debt, partially offset by higher average borrowings from our revolving credit facility during fiscal 2009 and a $0.9 million increase in interest expense related to the change in fair value of the interest rate swap agreement entered into in the second quarter of 2009.

Interest expense, net of capitalized interest, for fiscal 2009 of $54.4 million exceeds cash payments for interest during the same period in fiscal 2008 of $43.0 million, principally due to non-cash amortization of debt issuance costs and accretion of interest on our Redeemable Preferred Stock, as well as interest accrued but not yet paid.

Income Tax Provision

Our income tax provision decreased from $11.4 million in fiscal 2008, based on a pre-tax income of $21.0 million, to $7.3 million in fiscal 2009, based on a pre-tax income of $12.3 million. Our effective tax rates for fiscal 2008 and fiscal 2009 were 54.0% and 59.8%, respectively. The increase in the effective tax rate is due primarily to lower pre-tax income for fiscal 2009, the effects of certain permanent timing differences (primarily the effect of preferred stock dividends that are not deductible for income tax purposes) on our pre-tax income of $12.3 million in fiscal 2009 as opposed to the same permanent timing differences on our pre-tax income of $21.0 million in fiscal 2008, and a higher state effective tax rate as we do not anticipate to be able to benefit from losses generated in certain states.

Net income

Net income for fiscal 2009 decreased $4.7 million, or 49.0%, from $9.7 million in fiscal 2008 to $4.9 million. The decrease in net income is due, in part, to higher selling, general and administrative expenses, as discussed above, partially offset by contributions from the Am-Pac acquisition, lower interest expense and the fluctuation in the income tax provision between fiscal years.

Fiscal 2007 Compared to Fiscal 2008

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

Net Sales

In fiscal 2008, net sales increased $83.3 million, or 4.4%, from $1,877.5 million in fiscal 2007 to $1,960.8 million. The increase in sales in fiscal 2008 was primarily driven by an increase in tire pricing, net of selective promotional activities, which contributed $115.9 million to the increase as we passed-through the tire manufacturers’ multiple price increases. Additionally, our acquisitions of Paris Tire, Martino Tire and Homann Tire in fiscal 2007, combined with the acquisition of Gray’s Tire and Am-Pac in fiscal 2008, contributed an additional $73.2 million to the increase. Excluding acquisitions, our sales of passenger and light truck tire units outperformed the overall passenger and light truck tire market (as measured by the Rubber Manufacturer’s Association, or RMA), but still declined between fiscal 2007 and fiscal 2008. As such, softer tire unit sales of $98.8 million (including a benefit of approximately $27.5 million from four additional sales days in our fiscal 2008), combined with a decline in wheel, equipment and supply sales to partially offset the increases noted above.

Cost of Goods Sold

In fiscal 2008, cost of goods sold increased $52.1 million, or 3.4%, from $1,553.0 million in fiscal 2007 to $1,605.1 million. This increase is primarily due to the acquisitions of Paris Tire, Martino Tire and Homann Tire in fiscal 2007, combined with the acquisitions of Gray’s Tire and Am-Pac in fiscal 2008, which in aggregate contributed approximately $60.0 million of the increase. All other items netted to reduce cost of goods sold by $8.0 million and included the impact of four additional sales days in fiscal 2008 as compared to fiscal 2007, larger manufacturer price increases in fiscal 2008 as compared to fiscal 2007, which were more than offset by softer tire unit sales, excluding the impact of acquisitions and the additional sales days year-over-year, and lower wheel, equipment and supply sales.

Selling, General and Administrative Expenses

In fiscal 2008, selling, general and administrative expenses increased $16.1 million, or 6.2%, from $258.3 million in fiscal 2007 to $274.4 million. The acquisitions of Paris Tire, Martino Tire and Homann Tire in fiscal 2007, combined with the acquisition of Gray’s Tire and Am-Pac in fiscal 2008, accounted for approximately $7.9 million of the increase, $4.4 million of which was due to employee-related expenses. Additionally, facility lease and utilities expense increased $2.8 million primarily due to infrastructure investments, including relocation to larger facilities and upgrades to existing facilities. Fuel cost increased $3.7 million in fiscal 2008 due primarily to higher fuel cost per gallon. Other increases included higher vehicle leasing, higher travel costs and higher equipment and computer maintenance expense. These increases were partially offset by lower employee-related expenses of $0.6 million, primarily due to lower incentive compensation expense.

Interest Expense

In fiscal 2008, interest expense, net of capitalized interest, decreased $2.5 million, or 4.0%, from $61.6 million in fiscal 2007 to $59.2 million in fiscal 2008. The decrease in interest expense is due to lower interest rates on our variable rate debt, partially offset by higher overall debt levels.

Interest expense, net of capitalized interest, for fiscal 2008 of $59.2 million exceeds cash payments for interest during the same period of $57.7 million, principally due to non-cash amortization of debt issuance costs and accretion of interest on our Redeemable Preferred Stock, as well as interest accrued but not yet paid.

Income Tax Provision

Our income tax provision increased from $2.9 million in fiscal 2007, based on a pre-tax income of $4.2 million, to $11.4 million in fiscal 2008, based on a pre-tax income of $21.0 million. Our effective tax rates for fiscal 2007 and fiscal 2008 were 68.0% and 54.0%, respectively. The decrease in the effective tax rate is due primarily to an increase in pre-tax income for fiscal 2008 and the impact of certain permanent timing differences (primarily the effect of preferred stock dividends that are not deductible for income tax purposes).

Net Income

Net income for fiscal 2008 increased $8.3 million from $1.4 million in fiscal 2007 to $9.7 million. The increase in net income is due to increases in net sales from acquisitions and lower interest expense, partially offset by an increase in selling, general and administrative expenses, partially offset by the increase in income tax provision between periods.

Liquidity and Capital Resources

During fiscal 2009, our total debt, including capital leases, decreased $92.8 million from $642.4 million at January 3, 2009 to $549.6 million at January 2, 2010, primarily because of voluntary repayments of our revolving credit facility. Total commitments by the lenders under our revolving credit facility were $400 million at January 2, 2010, of which $182.5 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the borrowing base computation as described more fully under “Indebtedness—Revolving Credit Facility” below.

The following table summarizes our cash flows for fiscal years 2007, 2008 and 2009:

	Fiscal Year
	2007	2008	2009
	(dollars in thousands)
Cash provided by (used in) operating activities	$19,119	$(54,086)	$131,105
Cash used in investing activities	(29,860)	(81,671)	(4,620)
Cash provided by (used in) financing activities	11,890	139,503	(127,690)

Net increase (decrease) in cash and cash equivalents	1,149	3,746	(1,205)
Cash and cash equivalents, beginning of year	3,600	4,749	8,495

Cash and cash equivalents, end of year	$4,749	$8,495	$7,290

Cash payments for interest	$51,629	$57,711	$42,953
Cash payments for taxes, net	$2,242	$11,634	$6,457
Capital expenditures financed by debt	$2,822	$3,295	$2,307
Noncash capital expenditures	$—	$—	$2,876

Operating Activities. Total net cash provided by operating activities for fiscal 2009 increased $185.2 million from $54.1 million used in operating activities in fiscal 2008 to $131.1 million provided by operating activities in fiscal 2009. The increase in net cash provided by operating activities was primarily due to a decrease in our net working capital requirements. For fiscal 2009, our change in operating assets and liabilities generated a cash inflow of approximately $78.3 million, primarily driven by a decrease in inventories and, to a lesser extent, an increase in accounts payable, partially offset by a decrease in accrued expenses. The decrease in inventories resulted from the consolidation of the acquired Am-Pac distribution centers (finalized in early July 2009) and rationalization of their inventories, as well as a reduction in elevated 2008 year-end inventory levels. The decrease in accrued expenses resulted from income tax payments and incentive compensation payments made during fiscal 2009, both of which related to 2008 fiscal performance, versus income tax and incentive compensation accrual levels for fiscal 2009 that will be paid during fiscal 2010. The increase in accounts payable relates to the timing of vendor payments, particularly for inventory purchases.

Total net cash used in operating activities for fiscal 2008 increased $73.2 million to $54.1 million compared to net cash provided by operating activities of $19.1 million in fiscal 2007. The increase in net cash used in operating activities was primarily due to an increase in our net working capital requirements driven by an increase in inventories combined with a decrease in accrued expenses and decreases in accounts payable. The increase in inventories was primarily driven by increased purchases for the purpose of achieving certain manufacturer volume related incentives, coupled with a softer tire unit sell-out, particularly during the fourth quarter of 2008. The decrease in accrued expenses is primarily due to interest payments on our senior notes, income tax payments and incentive compensation payments that were made during fiscal 2008. The decrease in accounts payable primarily resulted from the timing of vendor payments, particularly for inventory purchases.

Investing Activities. Net cash used in investing activities decreased $77.1 million to $4.6 million in fiscal 2009 compared to net cash used in investing activities of $81.7 million in fiscal 2008. The decrease in net cash used in investing activities was due primarily to a decrease in our acquisition activity as the Am-Pac acquisition took place in fiscal 2008, as well as an increase in the proceeds from the sale of assets held for sale, including $8.1 million for the sale of certain retail operations acquired in the Am-Pac acquisition (see Note 2 in the Notes to the Consolidated Financial Statements), and a lower level of purchases of property and equipment between fiscal 2008 and fiscal 2009, primarily resulting from the expansion of one of our distribution centers in fiscal 2008. Capital expenditures for fiscal 2009 included information technology upgrades, warehouse racking, and the assumption and subsequent payment of certain mortgage liabilities for real estate obtained for security in certain notes receivable. During fiscal 2009, we also had capital expenditures financed by debt of $2.3 million relating to information technology, which amount is not reflected as capital expenditures in our consolidated statements of cash flows in accordance with GAAP.

Total net cash used in investing activities increased $51.8 million to $81.7 million in fiscal 2008 compared to $29.9 million in fiscal 2007. The increase in net cash used in investing activities was due primarily to an increase in our acquisition activity of $47.6 million primarily from Am-Pac and an increase in purchase levels of property and equipment of $4.8 million. The increase in purchase levels of property and equipment was due, in part, to the expansion of one of our distribution centers. Capital expenditures for fiscal 2008 also included information technology upgrades and warehouse racking. During fiscal 2008, we also had capital expenditures financed by debt of $3.3 million relating to information technology, which amount is not reflected as capital expenditures in our consolidated statements of cash flows in accordance with GAAP.

Financing Activities. Total net cash used in financing activities increased $267.2 million to $127.7 million in fiscal 2009 compared to net cash provided by financing activities of $139.5 million in fiscal 2008. The increase in net cash used in financing activities was primarily due to lower net borrowings under our revolving credit facility, primarily due to the reduction in working capital requirements discussed above, as well as the timing of outstanding checks from year-end 2008 that cleared in the first quarter 2009.

Total net cash provided by financing activities increased $127.6 million to $139.5 million in fiscal 2008 compared to $11.9 million in fiscal 2007. The increase in net cash provided by financing activities in fiscal 2008 was primarily due to increased borrowings from our revolving credit facility due, in part, to cash paid for our acquisitions completed during fiscal 2008 (primarily Am-Pac) and higher cash payments for interest and taxes, as well as the increase in working capital requirements discussed above.

Supplemental Disclosures of Cash Flow Information. Cash payments for interest in fiscal 2009 decreased $14.8 million, or 25.6%, from $57.7 million in fiscal 2008 to $43.0 million in fiscal 2009, primarily due to the timing of our 2008 calendar period, which included five interest payments on our Floating Rate Notes totaling $17.8 million compared to only three interest payments in fiscal 2009 totaling $7.7 million. In addition, lower interest rates during fiscal 2009 compared to fiscal 2008 also contributed to the year-over-year decline in cash payments for interest.

Cash payments for taxes in fiscal 2009 decreased $5.2 million, or 44.5%, from $11.6 million in fiscal 2008 to $6.5 million in fiscal 2009, primarily due to the differences between the amount of income tax extension payments for fiscal 2007 made in the first part of 2008 and the amount of such payments for fiscal 2008 made in the first part of 2009.

Indebtedness

The following table summarizes our outstanding debt at January 2, 2010 (dollars in thousands):

	Outstanding Balance	Interest Rate (1)	Matures
Revolving credit facility	$185,367	1.7%	2011
2013 Notes	150,000	10.75	2013
Floating Rate Notes	140,000	6.5	2012
Discount Notes	51,480	13.0	2013
Capital lease obligations	14,183	7.1 - 13.7	2010 - 2022
Supplier Loan	6,000	9.0	2010
Other	2,546	6.6 - 10.6	2010 - 2020

	549,576
Less—Current maturities	(13,979)

	$535,597

(1)	Interest rates for variable rate debt are based on current interest rates. Interest rate for the revolving credit facility is the weighted average interest rate at January 2, 2010.

Revolving Credit Facility

In March 2005, we and our subsidiaries entered into an amended and restated credit agreement which, as subsequently amended, provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. As of January 2, 2010, the outstanding balance on the revolving credit facility was $185.4 million, the amount available for additional borrowings was $182.5 million, and we had $7.9 million of letters of credit outstanding. The revolving credit facility matures on December 31, 2011.

The borrowing base under our revolving credit facility is equal to the lesser of: (i) the aggregate lender commitments ($400.0 million) minus certain specified reserves and (ii) (1) 85% of the lower of cost or market value of eligible accounts receivable plus (2) the lower of (x) 65% of the lower of cost or market value of eligible tire inventory or (y) 85% multiplied by a fraction, the numerator of which is the liquidation value of eligible tire inventory, and the denominator of which is the lower of cost or market value of the eligible tire inventory (subject to a floor of $230.0 million), plus (3) (x) 50% of the lower of cost or market value or (y) 85% multiplied by a fraction, the numerator of which is the liquidation value of eligible non-tire inventory, and the denominator of which is the lower of cost or market value of the eligible non-tire inventory, whichever is lower, of eligible non-tire inventory (subject to a floor of $45.0 million) minus (4) certain specified reserves. The borrowing base is capped at the greater of (i) $325.0 million or (ii) 85% of the aggregate book value of our accounts receivable plus 65% of the aggregate book value of our inventory, whichever is greater.

Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, plus an applicable margin (which was 0.0% as of January 2, 2010) or a Eurodollar rate, plus an applicable margin (which was 1.30% as of January 2, 2010). At January 3, 2009 and January 2, 2010, borrowings under the revolving credit facility were at a weighted average interest rate of 3.6% and 1.7%, respectively. The applicable margin for the loans varies pursuant to a performance-based grid, as set forth in the revolving credit facility.

All obligations under the revolving credit facility are guaranteed by ATDH and each of ATDI’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the revolving credit facility are collateralized by a pledge of substantially all assets of the obligors, including all shares of ATDI’s capital stock and that of ATDI’s domestic subsidiaries, subject to certain limitations.

The revolving credit facility contains customary covenants, including covenants that restrict ATDI and its subsidiaries’ ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements or organizational documents relating to preferred stock or change the business we conduct. In addition, ATDH guarantees the obligations of its subsidiaries under the revolving credit facility, has pledged the stock of ATDI as collateral, and is subject to limitations under the guarantee on its ability to engage in actions other than those of a holding company, to incur indebtedness or liens, and to enter into guarantees. If the amount available for additional borrowing under the revolving credit facility falls below $35.0 million (subject to adjustments based on the outstanding amount of the loans), then ATDI and its subsidiaries would become subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 3, 2009 and January 2, 2010, we had more than $35.0 million available to draw under the revolving credit facility and were therefore not subject to the additional covenant.

Senior Debt Obligations

Discount Notes

On March 31, 2005, ATDH issued our Discount Notes, which mature on October 1, 2013, at an aggregate principal amount at maturity of $51.5 million, generating net proceeds of approximately $40.0 million. The Discount Notes were issued at a substantial discount from their principal amount at maturity. Prior to April 1, 2007, no interest accrued on the Discount Notes. Since April 1, 2007, interest on the Discount Notes has accrued at a rate of 13.0% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Discount Notes contain covenants that may limit our ability to engage in certain corporate transactions unless we meet a minimum Adjusted EBITDA to consolidated interest expense ratio. For information about the covenants applicable to the Discount Notes, see “—Adjusted EBITDA” below.

We may redeem the Discount Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 103.0% of the principal amount if the redemption date occurs prior to April 1, 2010, and 101.0% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. On April 1, 2010, if any Discount Notes are outstanding, we will be required to redeem 12.165% of each of the then outstanding Discount Notes’ principal amount at a redemption price of 100% of the principal amount of the portion of the Discount Notes so redeemed. Accordingly, for the year ended January 2, 2010, we have classified $6.3 million of the outstanding Discount Notes as current maturities of long-term debt within the accompanying consolidated balance sheets. We anticipate paying this principal repayment through the use of our revolving credit facility.

2013 Notes

On March 31, 2005, ATDI issued our 2013 Notes, which mature April 1, 2013, in an aggregate principal amount of $150.0 million, generating net proceeds of approximately $144.2 million. The 2013 Notes bear interest at a fixed rate of 10.75%. Interest on the 2013 Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2013 Notes contain covenants that may limit our ability to engage in certain corporate transactions unless we meet a minimum Adjusted EBITDA to consolidated interest expense ratio. We may redeem the 2013 Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 105.375% of the principal amount if the redemption date occurs prior to April 1, 2010, 102.688% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. For more information about the 2013 Notes, see Note 5 within Notes to Consolidated Financial Statements. For information about the covenants applicable to the 2013 Notes, see “—Adjusted EBITDA” below.

Floating Rate Notes

On March 31, 2005, ATDI issued our Floating Rate Notes, which mature April 1, 2012, in an aggregate principal amount of $140.0 million, generating net proceeds of approximately $134.5 million. The Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 6.25%, reset on January 1, April 1, July 1 and October 1 of each year. The interest rate applicable to the Floating Rate Notes ranged from 11.48% to 11.61% during fiscal 2007, 8.95% to 11.48% during fiscal 2008 and 6.54% to 7.69% during fiscal 2009. We may redeem the Floating Rate Notes at our option, at any time, in whole or in part, upon not less than 30 nor more than 60 days notice, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest. The Floating Rate Notes contain covenants that may limit our ability to engage in certain corporate transactions unless we meet a minimum Adjusted EBITDA to consolidated interest expense ratio. For information about the covenants applicable to the Floating Rate Notes, see “—Adjusted EBITDA” below.

Supplier Loan

In October 2006, we entered into a loan and purchase agreement with one of our suppliers. Under the terms of the Agreement, the supplier agreed to loan us the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that we must meet during each calendar year of fiscal 2006 through 2010. If we purchase all the required commitments, then the supplier will refund the interest paid by us for that calendar year. If we do not meet these purchase commitments, a calculated portion, representing the percentage shortfall in our committed purchase requirements, of the principal on the Supplier

Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. Accordingly, for the year ended January 2, 2010, we have classified the $6.0 million Supplier Loan as current maturities of long-term debt within the accompanying consolidated balance sheets. We anticipate paying this principal repayment through the use of our revolving credit facility. For the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, we met the purchase commitment requirements as specified in the supplier loan agreement.

Adjusted EBITDA

We evaluate liquidity based on several factors, including a measure we refer to in this report as Adjusted EBITDA and which we refer to as Indenture EBITDA in our past filings under the Securities Exchange Act of 1934, or Exchange Act. Neither Adjusted EBITDA nor the ratios based on Adjusted EBITDA presented herein comply with U.S. GAAP because Adjusted EBITDA is adjusted to exclude certain cash and non-cash items. The ratio of Adjusted EBITDA to consolidated interest expense is also used in certain of the covenants in the indentures governing our three series of senior notes. Adjusted EBITDA, which is referred to as consolidated cash flow in the indentures, represents earnings before interest, taxes, depreciation and amortization and the other adjustments set forth below permitted in calculating covenant compliance under the indentures governing our senior notes. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to engage in certain corporate transactions in the future under the indentures. The indentures governing our three series of outstanding notes limit, among other things, our ability to incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock, unless the ratio of our Adjusted EBITDA to consolidated interest expense (as defined in the indentures), each calculated on a pro forma basis for the proposed transaction, would have been at least 2.0 to 1.0 for the four fiscal quarters prior to the proposed transaction.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, cash flow provided by (used in) operating activities as determined in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. For the four fiscal quarters ended January 2, 2010, our ratio of Adjusted EBITDA to consolidated interest expense, each as calculated under the indentures governing our three series of outstanding notes, was 1.6 to 1.0. Because we currently do not satisfy the 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio contained in our three series of outstanding notes, we are currently limited in our ability to, among other things, incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock. See Item 1A, “Risk Factors—Risks Relating to Our Business—Our high level of indebtedness may adversely affect our financial condition, restrict our growth or place us at a competitive disadvantage.” These restrictions do not interfere with the day-to-day-conduct of our business. Moreover, the indentures do not require us to maintain any financial performance metric or ratio in order to avoid a default.

The following table is a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities, to Adjusted EBITDA (in thousands):

	Fiscal Year
	2007	2008	2009
Net cash provided by (used in) operating activities	$19,119	$(54,086)	$131,105
Changes in assets and liabilities	12,411	103,000	(78,284)
Benefit (provision) for deferred income taxes	6,916	(3,432)	(5,030)
Interest expense	61,633	59,169	54,415
Income tax provision	2,867	11,373	7,326
Provision for doubtful accounts	(854)	(2,514)	(1,381)
Amortization of other assets	(5,056)	(4,834)	(4,834)
Accretion of 8% cumulative preferred stock	(441)	(441)	(441)
Accretion of Discount Notes	(1,571)	—	—
Accrued dividends on 8% cumulative preferred stock	(1,893)	(2,051)	(2,219)
Other	2,266	810	378

Adjusted EBITDA	$95,397	$106,994	$101,035

Adjusted EBITDA for fiscal 2009 decreased $6.0 million, or 5.6%, from $107.0 million in fiscal 2008 to $101.0 million. The decrease in Adjusted EBITDA is due primarily to a reduction, excluding the contributions from Am-Pac, in passenger and light truck tire sales units and, to a lesser extent, lower sales contributions from wheels, equipment and supplies during fiscal 2009. Additionally, higher selling, general and administrative expenses, particularly during the first half of 2009, as our Am-Pac acquisition was substantially rationalized into our existing distribution centers, unfavorably impacted Adjusted EBIDTA. Also, higher cost of goods sold resulting from our Am-Pac acquisition and the multiple manufacturer price increases of 2008 resulted in decreases to Adjusted EBITDA. Partially offsetting these factors were contributions from increased net sales resulting from our acquisition of Am-Pac and lower selling, general and administrative expenses resulting from three fewer business days in fiscal 2009 versus fiscal 2008.

Adjusted EBITDA for fiscal 2008 increased $11.6 million, or 12.2%, from $95.4 million in fiscal 2007 to $107.0 million. The increase in Adjusted EBITDA is due primarily to favorable tire pricing, stemming from the multiple 2008 manufacturer price increases, and the contributions of acquisitions.

We expect that over the next 12 months we will use cash principally to meet working capital needs and debt service requirements, make debt principal repayments, including required payments on our Supplier Loan and our Discount Notes, make capital expenditures and possibly fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under our revolving credit facility, will be adequate to meet our anticipated requirements for at least the next 12 months. In addition, we have total lender commitments under our revolving credit facility of $400.0 million, of which $182.5 million was available at January 2, 2010. We currently expect our lenders will be able to meet their commitments under the revolving credit facility.

Contractual Commitments

The following chart reflects certain cash obligations associated with our contractual commitments as of January 2, 2010 (dollars in millions):

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt (variable rate)	$325.4	$—	$325.4	$—	$—
Long-term debt (fixed rate)	209.9	13.9	0.6	195.2	0.2
Estimated interest payments (1)	133.9	36.9	64.9	17.9	14.2
Operating leases, net of sublease income	267.6	46.7	79.9	64.8	76.2
8% cumulative mandatorily redeemable preferred stock (2)	45.9	—	—	—	45.9
Capital leases (3)	0.1	0.1	—	—	—
Uncertain tax positions	0.9	0.3	(0.5)	0.9	0.2
Interest rate swaps	4.5	3.6	0.9	—	—
Deferred compensation obligation	2.4	—	—	—	2.4

Total contractual cash obligations	$990.6	$101.5	$471.2	$278.8	$139.1

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.
(2)	Represents the redemption amount plus cumulative dividends.
(3)	Excludes capital lease obligation relating to the sale and leaseback of three owned facilities. All cash paid to the lessor is recorded as interest expense and is included in the estimated interest payments amount in the above table.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company that we guaranteed when we sold Winston Tire in 2001. As of January 2, 2010, our total obligations as guarantor on these leases are approximately $5.7 million extending over nine years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $5.3 million as of January 2, 2010. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported (see Note 1 in the Notes to Consolidated Financial Statements included under Item 8 of this report). We consider the accounting policies described below to be critical accounting policies.

Revenue Recognition and Accounts Receivable—Allowance for Doubtful Accounts

We recognize revenue when title and risk of loss pass to the customer, which is upon delivery under free-on-board destination terms. We also permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, based on historical experience and recent trends. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, operating results would be adversely affected.

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

Inventories

We value inventories at the lower of cost, determined using the first-in, first-out method, or fair market value. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Self-Insured Reserves

We are self-insured for automobile liability, workers’ compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. We establish reserves for losses associated with claims filed, as well as claims incurred but not yet reported, using actuarial methods followed in the insurance industry and our historical claims experience. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our results of operations and financial condition could be materially affected if losses from these claims differs significantly from our estimates.

Acquisition Exit Cost Reserves

In connection with certain acquisitions, we have acquired certain facilities that we have closed or intend to close. We record reserves for certain exit costs associated with closing these facilities. These exit cost reserves are recorded in an amount equal to future minimum lease payments and related ancillary costs from the date of closure to the end of the lease term, net of estimated sublease rentals we reasonably expect to obtain for the property. We estimate future cash flows based on contractual lease terms, the geographic market in which the facility is located, inflation, ability to sublease the property and other economic conditions. We estimate sublease rentals based on the geographic market in which the property is located, our experience subleasing similar properties and other economic conditions.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

Financial Accounting Standards Board, or FASB, authoritative guidance requires that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. This guidance requires that management compare the reporting unit’s carrying value to its fair value as of an annual assessment date. Management has computed fair value by utilizing a variety of methods including discounted cash flow and market multiple models. In accordance with this guidance, we have elected November 30 as our annual impairment assessment date. We completed annual impairment assessments as of each November 30, 2007, November 30, 2008 and November 30, 2009, and concluded that no impairment charges were required to be reflected in our 2008 and 2009 financial statements. We intend to perform goodwill and intangible asset impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill to fall below carrying value, which would result in an impairment charge that would adversely affect our results of operations.

Long-Lived Assets

Management reviews long-lived assets, which consist of property, leasehold improvements, equipment and definite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recovered. For long-lived assets to be held and used, management evaluates recoverability by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset group. We recognize an impairment charge to the extent the carrying value exceeds the fair value of the asset. For long-lived assets for which we have committed to a disposal plan, we report such assets at the lower of the carrying value or fair value less the cost to sell.

Income Taxes and Valuation Allowances

Pursuant to FASB authoritative guidance for accounting for income taxes and uncertain tax positions, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities, in each case using the enacted marginal tax rate we expect will apply when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. We record a valuation allowance, which reduces deferred tax assets, if available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Changes in the valuation allowance are recognized in our provision for deferred income taxes in the period of change.

We account for uncertain tax positions in accordance with FASB authoritative guidance. However, the application of income tax law is inherently complex. We are required to make certain assumptions and judgments regarding our income tax positions and the likelihood that such tax positions will be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. Changes in our assumptions and judgments can materially affect the amounts we recognize in our consolidated balance sheets and statements of operations.

Tire Manufacturer Rebates

We receive rebates from tire manufacturers pursuant to a variety of rebate programs. These rebates are recorded in accordance with accounting standards applicable to cash consideration received from vendors. Many of the tire manufacturer programs provide that we receive rebates when certain measures are achieved, generally related to the volume of our purchases. We account for these rebates as a reduction to the price of the product, which reduces the carrying value of our inventory and our cost of goods sold when product is sold. During the year, we record amounts earned for annual rebates based on purchases management considers probable for the full year. These estimates are periodically revised to reflect rebates actually earned based on actual purchase levels.

Tire manufacturers may change the terms of some or all of these programs, which could increase our cost of goods sold and decrease our net income, particularly if these changes are not passed along to the customer.

Customer Rebates

We offer rebates to our customers under a number of different programs. These rebates are recorded in accordance with authoritative guidance related to accounting for consideration given by a vendor to a customer. These programs typically provide customers with rebates, generally in the form of a reduction to the amount they owe us, when certain measures are achieved, generally related to the volume of product purchased from us. We record these rebates through a reduction in the related price of the product, which decreases our net sales. During the year, we estimate rebate amounts based on the rebate rates we expect customers will achieve for the full year. These estimates are periodically revised to reflect rebates actually earned by customers.

Cooperative Advertising and Marketing Programs

We participate in cooperative advertising and marketing programs, or co-op advertising, with our vendors. Co-op advertising funds are provided to us generally based on the volume of purchases made with vendors that offer such programs. A portion of the funds received must be used for specific advertising and marketing expenditures incurred by us or our customers. The co-op advertising funds received by us from our vendors are accounted for in accordance with authoritative guidance related to accounting for cash consideration received from a vendor, which requires that we record the funds received as a reduction of cost of sales or as an offset to specific costs incurred in selling the vendor’s products. The co-op advertising funds that are provided to our customers are accounted for in accordance with authoritative guidance related to accounting for cash consideration given by a vendor to a customer, which requires that we record the funds paid as a reduction of revenue since no separate identifiable benefit is received by us.

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

In September 2006, the FASB issued new accounting rules for fair value measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB approved a one-year deferral of the adoption of rules relating to certain non-financial assets and liabilities. We adopted the provisions for our financial assets and liabilities effective December 29, 2007 and adopted the provisions for our non-financial assets and liabilities effective January 3, 2009. Neither the adoption in the first quarter ended April 5, 2008 for financial assets and liabilities nor the adoption in the first quarter ended April 4, 2009 for non-financial assets and liabilities had a material impact on our financial condition, results of operations or cash flows, but both adoptions resulted in certain additional disclosures in the notes to our consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements.

In March 2008, the FASB issued new accounting guidance which expands the disclosure requirements about an entity’s derivative instruments and hedging activities. We adopted the new accounting rules in the first quarter ended April 4, 2009. The adoption did not have a material impact on our financial condition, results of operations or cash flows but resulted in certain additional disclosures in the notes to our consolidated financial statements. See Note 5 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to our revolving credit facility and our Floating Rate Notes. Interest on the revolving credit facility is tied to the Base Rate, as defined in the agreement, or LIBOR. Interest on the Floating Rate Notes is tied to the three-month LIBOR. At January 2, 2010, we had $325.4 million outstanding under our revolving credit facility and our Floating Rate Notes, of which $140.4 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.4 million, based on the outstanding balance of the revolving credit facility and Floating Rate Notes that have not been hedged at January 2, 2010.

On June 4, 2009, we entered into an interest rate swap agreement, effective as of June 8, 2009, which we refer to as the 2009 Swap, to manage exposure to fluctuations in interest rates. The 2009 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2009 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 2, 2010, the 2009 Swap in place covers a notional amount of $100 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2009 Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the 2009 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2009 Swap was a liability of $0.9 million at January 2, 2010 and in included in other liabilities in the accompanying consolidated statements of operations. See Note 5 in the Notes to the Consolidated Financial Statements for more information.

On October 11, 2005, we entered into an interest rate swap agreement, which we refer to as the 2005 Swap to manage exposure to fluctuations in interest rates. The 2005 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2005 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 2, 2010, the 2005 Swap in place covered a notional amount of $85.0 million of our outstanding $140.0 million Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. The 2005 Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2005 Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the 2005 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2005 Swap was a liability of $3.6 million at January 2, 2010 and is included in accrued expenses in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. At January 3, 2009, the fair value of the 2005 Swap was $4.3 million and is included in other liabilities in the accompanying consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. See Note 5 in the Notes to the Consolidated Financial Statements for more information.

Item 8.	Financial Statements and Supplementary Data.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of January 2, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of January 2, 2010.

This Annual Report on Form 10-K does not include a report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its consolidated subsidiaries (the “Company”) at January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 107 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective in 2007.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 17, 2010

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	January 2, 2010	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$7,290	$8,495
Restricted cash	9,750	10,250
Accounts receivable, net of allowance for doubtful accounts of $2,280 and $2,314 in fiscal 2009 and 2008, respectively	188,888	178,895
Inventories	388,901	456,077
Assets held for sale	458	14,712
Deferred income taxes	10,657	14,198
Other current assets	11,717	13,431

Total current assets	617,661	696,058

Property and equipment, net	61,775	57,616
Goodwill	375,734	369,961
Other intangible assets, net	226,682	243,033
Other assets	18,772	24,192

Total assets	$1,300,624	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$368,852	$360,391
Accrued expenses	37,513	43,105
Liabilities held for sale	—	1,199
Current maturities of long-term debt	13,979	3,050

Total current liabilities	420,344	407,745

Long-term debt	535,597	639,384
Deferred income taxes	75,636	74,818
Other liabilities	11,800	20,486
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	26,600	23,941
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,172 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,328 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	218,348	218,022
Warrants	4,631	4,631
Retained earnings	9,922	4,990
Accumulated other comprehensive loss	(2,164)	(3,067)
Treasury stock, at cost, 472 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	230,647	224,486

Total liabilities and stockholders’ equity	$1,300,624	$1,390,860

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	For the Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	$2,171,787	$1,960,844	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,797,905	1,605,064	1,552,975
Selling, general and administrative expenses	306,189	274,412	258,347

Operating income	67,693	81,368	66,158
Other expense:
Interest expense	(54,415)	(59,169)	(61,633)
Other, net	(1,020)	(1,155)	(285)

Income from operations before income taxes	12,258	21,044	4,240
Income tax provision	7,326	11,373	2,867

Net income	$4,932	$9,671	$1,373

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance, December 30, 2006	999,528	$10	$217,990	$4,631	$(6,208)	$435	$(100)	$216,758
Comprehensive loss:
Net income	—	—	—	—	1,373	—	—	1,373
Change in value of derivative instrument, net of income taxes of $1.1 million	—	—	—	—	—	(1,736)	—	(1,736)

Total comprehensive loss								(363)

Balance, December 29, 2007	999,528	10	217,990	4,631	(4,835)	(1,301)	(100)	216,395

Adjustment to initially apply fair value accounting standard, net of income taxes of $0.1 million	—	—	—	—	154	—	—	154
Comprehensive income:
Net income	—	—	—	—	9,671	—	—	9,671
Change in value of derivative instrument, net of income taxes of $1.0 million	—	—	—	—	—	(1,496)	—	(1,496)
Unrealized loss on rabbi trust assets, net of income taxes of $0.2 million	—	—	—	—	—	(270)	—	(270)

Total comprehensive income								7,905
Stock-based compensation expense	—	—	32	—	—	—	—	32

Balance, January 3, 2009	999,528	10	218,022	4,631	4,990	(3,067)	(100)	224,486

Comprehensive income:
Net income	—	—	—	—	4,932	—	—	4,932
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	474	—	474
Unrealized gain on rabbi trust assets, net of income taxes of $0.3 million	—	—	—	—	—	429	—	429

Total comprehensive income								5,835
Stock-based compensation expense	—	—	326	—	—	—	—	326

Balance, January 2, 2010	999,528	$10	$218,348	$4,631	$9,922	$(2,164)	$(100)	$230,647

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net income	$4,932	$9,671	$1,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	32,078	25,530	28,096
Accretion of 8% cumulative preferred stock	441	441	441
Accretion of Discount Notes	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	2,219	2,051	1,893
Amortization of other assets	4,834	4,834	5,056
Provision (benefit) for deferred income taxes	5,030	3,432	(6,916)
Provision for doubtful accounts	1,381	2,514	854
Other, net	1,906	441	(838)
Change in assets and liabilities:
Accounts receivable, net	(15,462)	868	(14,435)
Inventories	63,773	(43,067)	(35,347)
Other current assets	2,706	110	(3,420)
Accounts payable and accrued expenses	32,839	(59,614)	40,142
Other	(5,572)	(1,297)	649

Net cash provided by (used in) operating activities	131,105	(54,086)	19,119

Cash flows from investing activities:
Acquisitions, net of cash acquired	116	(68,584)	(20,981)
Purchase of property and equipment	(12,757)	(13,424)	(8,648)
Purchase of assets held for sale	(1,382)	(3,020)	(2,388)
Proceeds from disposal of assets held for sale	9,232	3,187	1,852
Proceeds from sale of property and equipment	171	170	305

Net cash used in investing activities	(4,620)	(81,671)	(29,860)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,056,414	1,902,324	1,669,818
Repayments of revolving credit facility	(2,147,985)	(1,798,645)	(1,651,574)
Outstanding checks	(32,524)	49,951	(292)
Payments of other long-term debt	(3,595)	(4,452)	(4,402)
Payments of deferred financing costs	—	—	(1,085)
Change in restricted cash	—	(9,675)	(575)

Net cash (used in) provided by financing activities	(127,690)	139,503	11,890

Net (decrease) increase in cash and cash equivalents	(1,205)	3,746	1,149
Cash and cash equivalents, beginning of year	8,495	4,749	3,600

Cash and cash equivalents, end of year	$7,290	$8,495	$4,749

Supplemental disclosures of cash flow information:
Cash payments for interest	$42,953	$57,711	$51,629

Cash payments for taxes, net	$6,457	$11,634	$2,242

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$2,307	$3,295	$2,822

Noncash capital expenditures	$2,876	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

Organization

American Tire Distributors Holdings, Inc. (also referred to herein as “ATDH” and “Holdings”) is a Delaware corporation which owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc (“ATDI”), a Delaware corporation. ATDH has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of ATDH presented under accounting principles generally accepted in the United States. The “Company” herein refers to ATDH and its consolidated subsidiaries.

Nature of Business

The Company is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and tools and supplies which represent approximately 93.1%, 2.6%, 1.7% and 1.4% of net sales, respectively, and has one operating and reportable segment consisting of 83 distribution centers, including two redistribution centers, across the United States. The Company’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company serves all or parts of 37 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ATDH and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 contain operating results for 52 weeks, 53 weeks, and 52 weeks, respectively.

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less to be cash equivalents in its consolidated financial statements. Outstanding checks are presented as a financing cash outflow in the statement of cash flows because they are funded by drawing on the revolving credit facility as they are presented for payment.

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

The Company’s top ten customers accounted for approximately 5.5%, 6.7%, and 6.4% of net sales, respectively, for the fiscal years of 2009, 2008, and 2007.

The Company permits customers from time to time to return certain products, but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience and recent trends.

Inventories

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. All of the Company’s inventory is collateral under the revolving credit facility. See Note 5 for further information.

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

The Company capitalizes costs, including interest, incurred in the development or acquisition of internal-use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $4.7 million for the fiscal year ended January 2, 2010, $3.4 million for the fiscal year ended January 3, 2009, and $4.4 million for the fiscal year ended December 29, 2007. The Company capitalized interest costs of $0.3 million for the fiscal year ended January 2, 2010 and $0.4 million for the fiscal year ended January 3, 2009.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2009, 2008, and 2007, the Company has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment, and has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

Assets Held for Sale

In accordance with the authoritative guidance of the Financing Accounting Standards Board (“FASB”), assets held for sale are reported at the lower of the carrying amount or fair value less cost to sell and the recognition of depreciation expense is discontinued. As of January 2, 2010, the Company has a couple residential properties classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

In addition, as part of the acquisition of Am-Pac Tire Dist., Inc. (“Am-Pac”), the Company acquired certain retail stores and operations. See Note 2 for more information on this acquisition. During fiscal 2009, the Company sold 36 of the 37 acquired retail stores and shutdown the remaining acquired store. At January 3, 2009, in accordance with the requirements of the accounting standards for the disposal of long-lived assets, the related retail store assets, including the allocation of purchase price, and the related liabilities were classified as held for sale within the accompanying consolidated balance sheets.

Deferred Financing Costs

Costs associated with financing activities (see Note 5) are included in the accompanying consolidated balance sheets as deferred financing costs (included within Other Assets) and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in operating income for fiscal years 2009, 2008, and 2007 were $4.8 million, $4.8 million, and $5.0 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $12.5 million at January 2, 2010 and $17.4 million at January 3, 2009.

Goodwill and Other Intangible Assets

Under FASB authoritative guidance, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. The accounting standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate an impairment may exist.

FASB authoritative guidance requires that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. Fair value is computed by the Company utilizing discounted cash flow and market multiple models. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

The Company has one reporting unit representing the enterprise as a whole. At January 2, 2010 and January 3, 2009, the Company had goodwill of $375.7 million and $370.0 million, respectively, which is subject to the impairment tests prescribed under the authoritative guidance. In accordance with the accounting standard, the Company has elected November 30th as it annual impairment assessment date. The Company completed its annual impairment assessments as of November 30, 2009, 2008 and 2007, and concluded that no goodwill or indefinite lived intangible asset impairment charge was required.

Equity Method Investment

The Company has a 43% equity investment in American Car Care Centers (“ACCC”), which is accounted for using the equity method. ACCC engages in a program to assist its stockholders and their customers in the promotion, marketing, distribution, and sale of tires and tire supplies, accessories, and equipment. The investment is included in other assets in the accompanying consolidated balance sheet at January 2, 2010.

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.3 million and up to a maximum benefit of $1.8 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.8 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. Carrying value equals fair value as it relates to the investments held in the Rabbi Trust, related to the Company’s deferred compensation plans, and the interest rate swaps as they are carried at fair value. The carrying value of the Company’s revolving credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior notes is based upon quoted market prices. See Note 6 for further information.

Shipping and Handling Costs

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $99.6 million for the fiscal year ended January 2, 2010, $99.5 million for the fiscal year ended January 3, 2009, and $90.0 million for the fiscal year ended December 29, 2007. Shipping revenue is classified within net sales in accordance with accounting standards on shipping and handling fees and costs.

Tire Manufacturer Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with the accounting standards for cash consideration received from a vendor. Many of the vendor programs provide for the Company to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount recognized for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. These rebates are recorded in accordance with the accounting standards for consideration given by a vendor to a customer. The majority of these programs provide for the customer to receive rebates, generally in the form of a reduction in the related accounts receivable balance, when certain measures are achieved, generally related to the volume of product purchased from the Company. These rebates are recorded as a reduction of the related price of the product, which reduces the amount of revenue recorded. Throughout the year, the amount of rebates is estimated based on the expected level of purchases to be made by customers that participate in the rebate programs. These estimates are periodically revised to reflect rebates earned by customers based on actual purchases made.

Cooperative Advertising and Marketing Programs

The Company participates in cooperative advertising and marketing programs (“co-op”) with its vendors. Co-op funds are provided to the Company generally based on the volume of purchases made with vendors that offer such programs. A portion of the funds received must be used for specific advertising and marketing expenditures incurred by the Company or its customers. The co-op funds received by the Company from its vendors are accounted for in accordance with the accounting standards related to accounting for cash consideration received from a vendor, which requires that the Company record the funds received as a reduction of cost of sales or as an offset to specific costs incurred in selling the vendor’s products. The co-op funds that are provided to the Company’s customers are accounted for in accordance with authoritative guidance related to accounting for cash consideration given by a vendor to a customer, which requires that the Company record the funds paid as a reduction of revenue since no separate identifiable benefit is received by the Company.

Income Taxes

The Company accounts for its income taxes in accordance with FASB authoritative guidance. The accounting standard requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.

The Company accounts for uncertain tax positions in accordance with FASB authoritative guidance. The application of income tax law is inherently complex. As such, the Company is required to make certain assumptions and judgments regarding its income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s assumptions and judgments can materially affect amounts recognized in the Company’s consolidated balance sheets and statement of operations.

Derivative Instruments and Hedging Activities

For derivative instruments, the Company applies FASB authoritative guidance which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the FASB authoritative guidance using the prospective transition method as described in the accounting standards for nonpublic entities that used the minimum value method for measuring stock-based compensation for either recognition or pro forma disclosure purposes under the FASB authoritative guidance. Under this transition method, stock options outstanding prior to the adoption of fair value recognition provisions will continue to be accounted for under the provisions of the intrinsic value method. Any new awards and awards modified, repurchased, or cancelled after January 1, 2006 will be accounted for in accordance with the fair value recognition provisions.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued new accounting rules for fair value measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB approved a one-year deferral of the adoption of rules relating to certain non-financial assets and liabilities. The Company adopted the provisions for its financial assets and liabilities effective December 29, 2007 and adopted the provisions for its non-financial assets and liabilities effective January 3, 2009. Neither the adoption in the first quarter ended April 5, 2008 for financial assets and liabilities nor the adoption in the first quarter ended April 4, 2009 for non-financial assets and liabilities had a material impact on the Company’s financial condition, results of operations or cash flows, but both adoptions resulted in certain additional disclosures. See Note 6.

In March 2008, the FASB issued new accounting guidance which expands the disclosure requirements about an entity’s derivative instruments and hedging activities. The Company adopted the new accounting rules in the first quarter ended April 4, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows but resulted in certain additional disclosures. See Note 5.

2. Acquisitions:

On December 18, 2008, the Company completed the purchase of all the issued and outstanding capital stock of Am-Pac pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition was approximately $74.7 million, consisting of $71.1 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac’s outstanding debt, and $3.6 million in direct acquisition costs. The amount held in escrow has been excluded from the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved or for which the contingency period has not lapsed. Unless the Company makes a proper claim for indemnity, as related to litigation, environmental and tax matters, as well as, other claims as described in the Stock Purchase Agreement, prior to the eighteenth (18th) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers and will result in an increase to goodwill.

The purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $5.8 million. Effective July 31, 2009, the Company completed and settled, with the seller, the closing date balance sheet and determination of purchase price regarding the acquisition of Am-Pac. In conjunction with this settlement, the Company received $0.9 million as a result of the closing date balance sheet and purchase price adjustment procedures included within the Stock Purchase Agreement. This amount has been reflected, during fiscal 2009, as an adjustment to the cash consideration paid in the acquisition of Am-Pac.

As part of the acquisition of Am-Pac, the Company acquired certain retail stores and operations. As the Company’s core business does not relate to the operations of retail stores and as management believes that by operating retail stores it would be in direct competition with its customers, the Company decided that it would divest of these retail stores. As a result, during fiscal 2009, the Company sold 36 of the 37 acquired retail stores and shutdown the remaining acquired store. At January 3, 2009, in accordance with accounting standards, the related assets of the acquired retail stores, including the allocation of purchase price, and the related liabilities of the retail reporting unit were classified as held for sale within the accompanying consolidated balance sheet.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Am-Pac as of January 3, 2009 and January 2, 2010 (in thousands):

	Original Purchase Price Allocation as of January 3, 2009		Adjustments		Purchase Price Allocation as of January 2, 2010
Cash	$2,948		$—		$2,948
Restricted cash	9,750		—		9,750
Accounts receivable	24,774		(494)		24,280
Inventory	65,834		(3,323	)(a)	62,511
Assets held for sale	14,700		(5,783	)(b)	8,917
Other current assets	2,314		—		2,314
Deferred income taxes	11,902		836		12,738
Property and equipment	9,999		—		9,999
Customer lists	9,591		—		9,591
Trademarks and tradenames	4,464		—		4,464
Other assets	1,718		—		1,718

Total assets acquired	157,994		(8,764)		149,230
Accounts payable	62,013		—		62,013
Liabilities held for sale	1,200		—		1,200
Deferred income taxes	3,912		(285)		3,627
Accrued and other liabilities	15,921	(c)	(2,462	)(c)	13,459

Total liabilities assumed	83,046		(2,747)		80,299
Net assets acquired	74,948		(6,017)		68,931
Goodwill	—		5,773	(d)	5,773

Purchase price allocation	$74,948		$(244	)(e)	$74,704

(a)	During predominately the second and third quarters of 2009, the Company completed its facility integration strategy, which included the consolidation of 20 Am-Pac centers and conversion of four Am-Pac centers onto the Company’s Oracle platform. In conjunction with this integration strategy, the Company identified certain components of inventory that were deemed non-saleable due to age, damage or the absence of manufacturer warranties. Through this identification process, the Company finalized its fair value allocation for inventory.
(b)

As of January 3, 2009, the Company initially developed its preliminary purchase price allocation for the retail stores held for sale based upon letters of interest and upon evaluation of public information for certain tire retail store operators as to the price per store offered for recent and similar retail store acquisitions. However, the Company continued to assess other factors, including the assumption of environmental liabilities and the assumption of lease requirements in finalizing the valuation of these stores. The

Company’s final purchase price allocation focused upon determining relevant market participants for each individual or combination of stores and the evaluation of the most advantageous market in which to sell these stores.

(c)	Includes $8.2 million and $3.7 million related to lease termination costs and severance costs, respectively. Substantially all severance costs have been paid in cash, with certain amounts reversed primarily related to employees that were retained by the Company. Remaining costs represent lease termination payments expected to be paid through 2015.
(d)	The acquisition of Am-Pac Tire significantly strengthened the Company’s presence in markets it currently serves and allowed the Company to expand its operations into St. Louis, Missouri and western Texas. Also, this acquisition enabled the Company to expand its customer base or to achieve a higher share of account from its existing customers, while eliminating, predominately through the consolidation of 20 Am-Pac centers, duplicate selling, general and administrative expenses. In addition, the acquisition of Am-Pac provided the Company with a well developed franchising program and the availability to two proprietary brand tires. These factors were the primary drivers that resulted in the Company deciding to pay consideration in excess of the net book value of assets acquired.
(e)	Represents cash paid for working capital settlement, net of final transaction costs.

The following unaudited pro forma supplementary data for the fiscal years ended January 3, 2009 and December 29, 2007 give effect to the Am-Pac acquisition as if it had occurred at the beginning of the respective years. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Fiscal Year Ended January 3, 2009 (unaudited)	Fiscal Year Ended December 29, 2007 (unaudited)
	(in thousands)
Sales	$2,272,186	$2,201,191
Net income (loss)	3,270	(3,528)

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

The purchase price allocation has been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and has resulted in negative goodwill of $3.6 million and a customer relationship intangible asset of $5.5 million. In accordance with accounting standards for business combinations, the negative goodwill was allocated on a pro rata basis to the noncurrent nonfinancial assets, such as property and equipment and other intangible assets, acquired in the Gray’s Tire acquisition which reduced the customer relationship intangible asset to $2.1 million. Amortization for the customer relationship intangible asset is deductible for income tax purposes. The Gray’s Tire acquisition does not rise to the level of being a material business combination.

The Am-Pac and Gray’s Tire acquisitions were financed through borrowings under the Company’s revolving credit facility. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition.

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

The Homann Tire, Martino Tire and Paris Tire acquisitions were financed through borrowings under the Company’s revolving credit facility. The results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the date of acquisition. The aggregate purchase price of these acquisitions was $21.7 million, consisting of $20.9 million in cash and $0.8 million in direct acquisition costs. The purchase price allocations have been recorded in the accompanying consolidated financial statements based on estimated fair values for the assets acquired and liabilities assumed and resulted in goodwill of $4.9 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability of $1.6 million for Homann Tire, goodwill of $7.8 million and a customer relationship intangible asset of $8.4 million, both of which are deductible for income tax purposes, for Martino Tire and goodwill of $2.0 million, a customer relationship intangible asset of $3.9 million and a related deferred tax liability for $1.5 million for Paris Tire. In addition, based upon management’s facility consolidation strategy developed for Martino Tire as of the acquisition date, lease reserves of $5.2 million were established in accordance with accounting standards for business combinations. During the second quarter of 2008, certain refinements were made to these lease reserves to reflect the finalization of the exit cost estimates.

3. Property and Equipment:

The following table represents the property and equipment at January 2, 2010 and January 3, 2009 (in thousands):

	January 2, 2010	January 3, 2009
Land	$7,547	$5,202
Buildings and leasehold improvements	32,999	28,372
Machinery and equipment	11,344	13,316
Furniture and fixtures	22,354	20,552
Software	37,947	30,618
Vehicles and other	2,592	3,240

Total property and equipment	114,783	101,300
Less—Accumulated depreciation	(53,008)	(43,684)

Property and equipment, net	$61,775	$57,616

Depreciation expense was $14.0 million for the fiscal year ended January 2, 2010, $11.7 million for the fiscal year ended January 3, 2009, and $14.7 million for the fiscal year ended December 29, 2007. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of operations.

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). The net book value of these assets at January 2, 2010 and January 3, 2009 was $10.7 million and $11.5 million, respectively. Accumulated depreciation was $3.4 million and $2.7 million for the respective periods. Depreciation expense was $0.8 million for fiscal year ended January 2, 2010 and $0.7 million for each fiscal years ended January 3, 2009 and December 29, 2007.

4. Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. The Company has recorded, at January 2, 2010, goodwill of $375.7 million, of which approximately $24.1 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements, favorable leases and software. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line basis or accelerated basis over periods ranging from one to seventeen years. Amortization of other intangibles was $18.0 million in fiscal 2009, $13.8 million in fiscal 2008, and $13.4 million in fiscal 2007. Accumulated amortization at January 2, 2010 and January 3, 2009 was $66.6 million and $49.3 million, respectively.

The following table presents the changes in the carrying amount of goodwill for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands):

	January 2, 2010		January 3, 2009
Goodwill—gross	$369,961		$368,318
Accumulated impairment losses	—		—

Beginning balance	369,961		368,318
Purchase accounting adjustments	5,773	(2)	1,643	(1)

Goodwill—gross	375,734		369,961
Accumulated impairment losses	—		—

Ending balance	$375,734		$369,961

(1)	Reflects adjustments to finalize purchase price allocation for the Homann Tire, Martino Tire and Paris Tire acquisitions.
(2)	Reflects adjustments to finalize purchase price allocation for the Am-Pac acquisition.

The following tables set forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended January 2, 2010 and January 3, 2009 (in thousands):

	Estimated Useful Life (years)	January 2, 2010		January 3, 2009
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$245,266	$66,545	$244,397	$48,590
Noncompete agreements	2	500	39	613	596
Tradenames	1	150	30	—	—
Favorable leases	7	200	29	—	—
Software	—	—	—	77	77

Total amortizable intangible assets		$246,116	$66,643	$245,087	$49,263

	January 2, 2010		January 3, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradenames	$47,209	$—	$47,209	$—

Total unamortizable intangible assets	$47,209	$—	$47,209	$—

In the first quarter of 2009, the Company implemented a change in accounting estimate relating to certain of its customer list intangible assets. The primary reason for this change relates to an analysis of current customer attrition rates within some of the Company’s less significant acquisitions. During the fiscal year ended January 2, 2010, the effect of this change in estimate was to increase amortization expense by $2.9 million and decrease net income by approximately $1.2 million.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $18.0 million in 2010, $15.9 million in 2011, $15.3 million in 2012, $14.8 million in 2013, and $14.5 million in 2014.

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at January 2, 2010 and January 3, 2009 (in thousands):

	January 2, 2010	January 3, 2009
Revolving credit facility	$185,367	$276,938
2013 Notes	150,000	150,000
Floating Rate Notes	140,000	140,000
Discount Notes	51,480	51,480
Capital lease obligations	14,183	14,361
Supplier Loan	6,000	6,000
Other	2,546	3,655

	549,576	642,434
Less—Current maturities	(13,979)	(3,050)

	$535,597	$639,384

Revolving Credit Facility

In March 2005, the Company entered into an amended and restated credit agreement which, as subsequently amended, (the “revolving credit facility”) provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The revolving credit facility is collateralized by a pledge of substantially all assets of ATDI. As of January 2, 2010, the outstanding credit facility balance was $185.4 million. In addition, the Company had certain letters of credit outstanding at January 2, 2010 in the aggregate amount of $7.9 million and at that same date, $182.5 million was available for additional borrowings. The revolving credit facility matures on December 31, 2011.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of January 2, 2010) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.3% as of January 2, 2010). At January 2, 2010 and January 3, 2009, borrowings under the revolving credit facility were at a weighted average interest rate of 1.7% and 3.6%, respectively. The applicable margin for the loans varies based upon a performance grid, as defined in the revolving credit facility.

All obligations under the revolving credit facility are guaranteed by ATDH and each of ATDI’s existing and future direct and indirect domestic subsidiaries that are not direct obligors thereunder. Obligations under the revolving credit facility are also collateralized by a pledge of substantially all assets of the obligors, including all shares of ATDI’s capital stock and that of ATDI’s domestic subsidiaries, subject to certain limitations.

The revolving credit facility contains customary covenants, including covenants that restrict ATDI and its subsidiaries’ ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements or organizational documents relating to preferred stock or change the business we conduct. In addition, ATDH guarantees the obligations of its subsidiaries under the revolving credit facility, has pledged the stock of ATDI as collateral, and is subject to limitations under the guarantee on its ability to engage in actions other than those of a holding company, to incur indebtedness or liens, and to enter into guarantees. If the amount available for additional borrowing under the revolving credit facility falls below $35.0 million (subject to adjustments based on the outstanding amount of the loans), then ATDI and its subsidiaries would become subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 3, 2009 and January 2, 2010, we had more than $35.0 million available to draw under the revolving credit facility and were therefore not subject to the additional covenant.

Discount Notes

On March 31, 2005, ATDH issued the Discount Notes, which mature on October 1, 2013, at an aggregate principal amount at maturity of $51.5 million, generating net proceeds of approximately $40.0 million. The Discount Notes were issued at a substantial discount from their principal amount at maturity. Prior to April 1, 2007, no interest accrued on the Discount Notes. Since April 1, 2007, interest on the Discount Notes has accrued at a rate of 13.0% per annum, payable semi-annually in arrears on April 1 and October 1 of each year.

The Company may redeem the Discount Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 103.0% of the principal amount if the redemption date occurs prior to April 1, 2010, and 101.0% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. On April 1, 2010, if any Discount Notes are outstanding, the Company will be required to redeem 12.165% of each of the then outstanding Discount Notes’ principal amount at a redemption price of 100% of the principal amount of the portion of the Discount Notes so redeemed. Accordingly, for the year ended January 2, 2010, the Company has classified $6.3 million of the outstanding Discount Notes as current maturities of long-term debt within the accompanying consolidated balance sheets. The Company anticipates paying this principal repayment through the use of its revolving credit facility.

2013 Notes

On March 31, 2005, ATDI issued the 2013 Notes, which mature April 1, 2013, in an aggregate principal amount of $150.0 million, generating net proceeds of approximately $144.2 million. The 2013 Notes bear interest at a fixed rate of 10.75%. Interest on the 2013 Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2013 Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 105.375% of the principal amount if the redemption date occurs prior to April 1, 2010, 102.688% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011.

Floating Rate Notes

On March 31, 2005, ATDI issued the Floating Rate Notes, which mature April 1, 2012, in an aggregate principal amount of $140.0 million, generating net proceeds of approximately $134.5 million. The Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 6.25%, reset on January 1, April 1, July 1 and October 1 of each year. The interest rate applicable to the Floating Rate Notes ranged from 11.48% to 11.61% during fiscal 2007, 8.95% to 11.48% during fiscal 2008 and 6.54% to 7.69% during fiscal 2009. The Company may redeem the Floating Rate Notes at its option, at any time, in whole or in part, upon not less than 30 nor more than 60 days notice, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest.

The indentures governing the 2013 Notes, Floating Rate Notes, and the Discount Notes limits, among other things, the Company’s ability to incur additional debt (subject to certain exceptions including debt under its revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of the Company’s stock, unless the ratio of its Adjusted EBITDA to consolidated interest expense (as defined in the indentures), each calculated on a pro forma basis for the proposed transaction, would have been at least 2.0 to 1.0 for the four fiscal quarters prior to the proposed transaction. For the four fiscal quarters ended January 2, 2010, the Company’s ratio of Adjusted EBITDA to consolidated interest expense, each as calculated under the indentures governing the three series of outstanding notes, was 1.6 to 1.0. Because the Company currently does not satisfy the 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio contained in the Company’s three series of outstanding notes, the Company is currently limited in its ability to, among other things, incur additional debt (subject to certain exceptions including debt under its revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of its stock. These restrictions do not interfere with the day-to-day-conduct of the Company’s business. Moreover, the indentures do not require the Company to maintain any financial performance metric or ratio in order to avoid a default.

Capital Lease Obligations

As of January 2, 2010, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. The annual rent expense increased to $1.7 million on April 25, 2004 and to $1.8 million on April 25, 2006. Beginning on April 25, 2008, the annual rent expense increased to $2.0 million. There was no gain or loss recognized as a result of the initial sales transaction.

Supplier Loan

In October 2006, the Company entered into a Loan and Purchase Agreement (the “Agreement”) with one of the Company’s suppliers. Under the terms of the Agreement, the supplier agreed to loan the Company the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that the Company must meet during each calendar year of fiscal 2006 through 2010. If the Company purchases all the required commitments, then the supplier will refund the interest paid by the Company for that calendar year. If the Company does not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Supplier Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. Accordingly, for the year ended January 2, 2010, the Company has classified the $6.0 million Supplier Loan as current maturities of long-term debt within the accompanying consolidated balance sheet. The Company anticipates paying this principal repayment through the use of its revolving credit facility. For the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, the Company met the purchase commitment requirements as specified in the Agreement.

Aggregate Maturities

Aggregate maturities of long-term debt at January 2, 2010, are as follows (in thousands):

2010	$13,979
2011	186,025
2012	140,029
2013	195,240
2014	25
Thereafter	14,278

$549,576

Derivative Instruments

In March 2008, the FASB issued a new accounting standard for the purpose of improving the financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of this standard effective January 4, 2009 (the first day of its 2009 fiscal year). As a result of the adoption of this standard, the Company expanded its disclosures regarding derivative instruments and hedging activities which are presented below.

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable rate debt. In order to manage a portion of this risk, the Company entered into interest rate swap agreements on October 11, 2005 (the “2005 Swap”) and June 4, 2009 (the “2009 Swap”). These interest rate swap agreements represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 2, 2010, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with accounting standards, the 2005 Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, the Company recognizes the fair value of the 2005 Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

At January 2, 2010, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the 2009 Swap in the accompanying consolidated balance sheet and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. For the fiscal year ended January 2, 2010, $0.9 million has been recorded as interest expense within the accompanying consolidated statements of operations based upon the change in fair value for the 2009 Swap.

As of January 2, 2010, the Company holds no other derivative instruments and has historically not entered into derivatives for trading or speculative purposes. In addition, during the next 12 months, management anticipates that a loss of approximately $2.7 million will be reclassified from accumulated other comprehensive loss into the consolidated statement of operations.

The fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the reporting date. When the fair value of the interest rate swap agreements is an asset, the counterparty owes the Company, creating credit risk for the Company. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap agreements. The Company has minimized this credit risk by entering into interest rate swap agreements with a highly respectable and well known counterparty.

At January 2, 2010 and January 3, 2009, the fair values of the Company’s derivative instruments were recorded as follows (in thousands):

	Derivative Liability
	January 2, 2010		January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument
Interest rate swap	Accrued expenses	$3,570	Other liabilities	$4,350
Derivative not designated as a hedging instrument
Interest rate swap	Other liabilities	870	Other liabilities	—

Total derivatives		$4,440		$4,350

The pre-tax effect of the derivative instruments on the consolidated statement of operations for the fiscal year ended January 2, 2010 was as follows (in thousands):

Interest Rate Swap Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Fiscal year ended January 2, 2010	$(2,608)	Interest expense	$3,388

Interest Rate Swap Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Fiscal year ended January 2, 2010	Interest expense	$(870)

6. Fair Value of Financial Instruments:

In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted this standard for nonfinancial assets and nonfinancial liabilities on January 4, 2009 (the first day of its 2009 fiscal year). The nonfinancial assets and nonfinancial liabilities for which the Company applies the fair value provisions of this standard include goodwill, intangible and other long-lived assets, liabilities for exit or disposal activities and business combinations. The adoption of this standard for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations or financial position.

This accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following tables present the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of January 2, 2010 and January 3, 2009 (in thousands):

	Fair Value Measurements at January 2, 2010 Using
	January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,444	$2,444	$—	$—

Total Assets	$2,444	$2,444	$—	$—

Liabilities
Interest rate swap (b)	$4,440	$—	$4,440	$—

Total Liabilities	$4,440	$—	$4,440	$—

	Fair Value Measurements at January 3, 2009 Using
	January 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,905	$2,905	$—	$—

Total Assets	$2,905	$2,905	$—	$—

Liabilities
Interest rate swap (b)	$4,350	$—	$4,350	$—

Total Liabilities	$4,350	$—	$4,350	$—

(a)	Based on the fair value of investments, which are traded in active markets, corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying consolidated balance sheets.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transaction. Amount is included within accrued expenses and other non-current liabilities in the accompanying consolidated balance sheets.

As of January 2, 2010, the Company’s deferred compensation plan assets, held in a rabbi trust, were invested in approximately ten diversified and long standing mutual fund portfolios. The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other-than-temporary. The Company’s other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the nature of the holdings, and the sectors in which the portfolios are invested. Based on the Company’s assessment of unrealized losses, the Company recorded an impairment charge of $0.2 million during the fiscal year ended January 3, 2009. This charge is recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations. No impairment charge was recorded during the fiscal years ended January 2, 2010 and December 29, 2007.

The following table presents the estimated fair value of the Company’s long-term, senior notes at January 2, 2010 and January 3, 2009 based upon quoted market prices (in thousands):

	Fair Value at January 2, 2010	Carrying Value at January 2, 2010	Fair Value at January 3, 2009	Carrying Value at January 3, 2009
2013 Notes	$138,000	$150,000	$111,750	$150,000
Floating Rate Notes	116,200	140,000	105,000	140,000
Discount Notes	50,450	51,480	37,066	51,480

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

7. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formula for all participants was determined to be a match of 50% of participant contributions, up to 6% of their compensation. Effective March 1, 2009, the Company suspended the match of participant contributions. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general and administrative expense during the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 was $0.4 million, $1.7 million, and $1.4 million, respectively.

In conjunction with the acquisition of Am-Pac, see Note 2, the Company acquired and continues to maintain a defined contribution 401(k) plan for employees of Am-Pac who had previously qualified as to age and length of service. Participants may no longer make elective contributions to this plan but may actively participate in the Company 401(k) plan described above. During the fiscal year ended January 2, 2010, the Company did not provide any matching contributions to the Am-Pac 401(k) plan. For the period from December 18, 2008 through January 3, 2009, the Company provided matching 401(k) contributions that were insignificant.

Stock Option Plans

In connection with the acquisition of ATDI, the Company adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorizes the issuance of up to 190,857 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. A committee appointed by the Company’s Board of Directors shall administer the plan. The committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Series A Common Stock that will be issuable upon exercise of the options granted. The purchase price for shares of Series

A Common Stock issuable upon exercise of the options granted is fixed by the committee, but cannot be less than the fair market value of the Series A Common Stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code.

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

In October 2009, the Company amended certain stock option agreements such that the number of unvested stock options were reduced and the vesting performance targets for these unvested stock options were modified. This amendment was evaluated in conjunction with the accounting standard for stock compensation and management concluded that no additional compensation expense should be recognized as a result of this modification. See note 14 for discussion of additional stock option modifications completed subsequent to year-end.

In May 2009, the Company granted options to James Micali, a member of the Company’s Board of Directors, to purchase 1,000 shares of Series A Common Stock. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2009. In addition, the Company authorized the grant of options to Alain Redheuil, who served as a member of the Company’s Board of Directors, to purchase 875 shares of Series A Common Stock. The options expire on the 30th calendar day after the seventh anniversary of March 31, 2005, and vest upon the closing of an approved sale of the Company. The options described above were granted pursuant to the terms of the 2005 Management Stock Incentive Plan.

In April 2008, the Company granted options to James Hardymon, a member of the Company’s Board of Directors, under the 2005 Plan to purchase 800 shares of Series A Common Stock. The options expire no later than 7 years and 30 calendar days from the date of grant and vest in equal installments over three years commencing on December 31, 2008.

Stock option activity under the 2005 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 3, 2009 (66,871 exercisable)	177,504	$175.63
Granted	1,875	339.30
Amendment	(30,364)	211.50

Outstanding at January 2, 2010 (67,468 exercisable)	149,015	$170.38

In determining the fair value of stock options issued during fiscal 2009 and fiscal 2008, the Company used the Black-Scholes option pricing model. The fair value of the options granted to Mr. Micali and Mr. Redheuil during 2009, estimated on the date of grant using the Black-Scholes option pricing model, was $188.05 and $262.73 per share, respectively. The fair value of options granted during 2009 was determined using the following assumptions: a risk-free interest rate of 2.55%; no dividend yield; expected life of 7 years and 30 calendar days (for Mr. Micali) and 3 years and 30 calendar days (for Mr. Redheuil); and 35% volatility. The fair value of the options granted during second quarter 2008, estimated on the date of grant using the Black-Scholes option pricing model, was $161.13. The fair value of options granted was determined using the following assumptions: a risk-free interest rate of 3.04%; no dividend yield; expected life of 7 years and 30 calendar days, which equals the terms of the options; and 35% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculations above is based on the Company’s peer group in the industry in which it does business.

For the fiscal year ended January 2, 2010, the Company recorded compensation expense related to stock option grants of $0.3 million which is included in selling, general, and administrative expenses within the accompanying consolidated statements of operations. During fiscal 2008, the Company recognized an immaterial amount of compensation expense related to the grant to Mr. Hardymon. The Company did not issue any stock options during the fiscal years ended December 29, 2007. As of January 2, 2010, 67,468 options are vested under the 2005 Plan.

The following is summary information about stock options outstanding at January 2, 2010:

Outstanding at January 2, 2010	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at January 2, 2010	Weighted Average Exercise Price
33,199	2.44	$15.73	33,199	$15.73
114,016	3.19	211.50	33,403	211.50
800	5.33	376.40	533	376.40
1,000	6.25	451.12	333	451.12

149,015	3.05	$170.38	67,468	$117.65

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. Effective January 4, 2009, the Company suspended contributions to the deferred compensation plan for fiscal 2009. The contributions made by the Company on behalf of its employees were not material in fiscal 2008 and 2007. At January 2, 2010 and January 3, 2009, the Company has recorded an obligation in other non-current liabilities related to the plan of $2.4 million and $2.1 million, respectively. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheets in other non-current assets related to the Rabbi Trust is $2.4 million and $2.1 million at January 2, 2010 and January 3, 2009, respectively.

In conjunction with the acquisition of Am-Pac, see Note 2, the Company acquired a deferred compensation plan for certain employees of Am-Pac. During fiscal 2009, all employees covered by this plan elected to roll out their funds. The plan assets of this plan were invested in mutual funds carried at fair value totaling $0.8 million at January 3, 2009 and is included in other non-current assets in the accompanying consolidated balance sheets. Also, the Company has recorded an obligation in other non-current liabilities related to this plan of $0.8 million at January 3, 2009.

8. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2010 and 2024. Future minimum lease commitments, net of sublease income, at January 2, 2010 are as follows (in thousands):

2010	$46,664
2011	43,179
2012	36,704
2013	30,904
2014	33,936
Thereafter	76,156

$267,543

Rent expense, net of sublease income, under these operating leases was $43.5 million in fiscal year 2009, $37.7 million in fiscal year 2008, and $33.8 million in fiscal year 2007.

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

The Company remains liable as a guarantor on certain leases related to Winston Tire Company, its discontinued retail segment. As of January 2, 2010, the Company’s total obligations, as guarantor on these leases, are approximately $5.7 million extending over nine years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $5.3 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 9 below for further description of the accounting standards for income taxes and the related impacts.

9. Income Taxes:

The following summarizes the components of the Company’s income tax provision on income from operations for fiscal years 2009, 2008 and 2007 (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Federal—
Current provision	$1,713	$6,713	$8,410
Deferred provision (benefit)	2,565	788	(6,556)

	4,278	7,501	1,854
State—
Current provision	1,472	1,228	411
Deferred provision	1,576	2,644	602

	3,048	3,872	1,013

Total provision	$7,326	$11,373	$2,867

Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal years 2009, 2008 and 2007 as a result of the following (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Income tax provision computed at the federal statutory rate	$4,292	$7,365	$1,484
Non-deductible preferred stock dividends	777	717	663
Permanent differences	166	229	178
State income taxes, net of federal income tax benefit	1,184	1,201	670
Increase in state effective tax rate	—	1,226	—
Tax settlements and other adjustments to uncertain tax positions	—	153	(128)
Increase in valuation allowance	907	482	—

Income tax provision	$7,326	$11,373	$2,867

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at January 2, 2010 and January 3, 2009 are as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets—
Accrued expenses and liabilities	$8,140	$11,478
Net operating loss carry-forwards	5,013	5,053
Employee benefits	1,771	3,827
Inventory cost capitalization	7,521	7,800
Other comprehensive income	1,299	1,870
Other	4,328	4,013

Gross deferred tax assets	28,072	34,041
Valuation allowance	(1,558)	(651)

Net deferred tax assets	26,514	33,390

Deferred tax liabilities—
Depreciation and amortization of intangibles	(90,677)	(93,398)
Other	(816)	(612)

Gross deferred tax liabilities	(91,493)	(94,010)

Net deferred tax liabilities	$(64,979)	$(60,620)

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets (liabilities)—
Current	$10,657	$14,198
Noncurrent	(75,636)	(74,818)

	$(64,979)	$(60,620)

As part of a merger transaction during 2005, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses. The Company’s consolidated balance sheet as of January 2, 2010 reflects a net non-current deferred tax liability of $65.0 million, which primarily relates to the temporary difference between book and tax basis of the Company’s intangible assets, which are amortized for book purposes but are not deductible for tax purposes.

At January 2, 2010, the Company had $11.0 million net operating losses (“NOLs”) available for federal tax purposes and NOLs available for state tax purposes of approximately $27.0 million. The NOLs for state tax purposes will expire between 2011 and 2026. Except as discussed below, the Company expects to utilize these NOLs prior to their expiration date.

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

At January 2, 2010, the Company had unrecognized tax benefits of $0.9 million, of which $0.3 million is included within accrued expenses and $0.6 million is included within other liabilities within the accompanying consolidated balance sheet. Of the Company’s $0.9 million unrecognized tax benefits as of January 2, 2010, only $0.3 million is anticipated to have an effect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $0.9 million liability for uncertain tax positions, approximately $0.6 million relates to temporary timing differences.

During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits may decrease. During the twelve month period ended January 2, 2010, the Company accrued an additional $0.1 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax provision in the accompanying consolidated statement of operations. In addition, during the twelve month period ended January 3, 2009, the Company settled a state assessment that related to tax years 2002—2004. As a result of this settlement, the Company extinguished $1.8 million related to this uncertain tax position.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2006 – 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 2, 2010	January 3, 2009
Balance at beginning of year	$1,949	$4,088
(Reductions) additions based on tax positions related to the current year, net	(1,026)	59
Settlements	—	(1,800)
Reductions for lapse in statute of limitations	(19)	(398)

Balance at end of year	$904	$1,949

10. Warrants:

In March 2005, in connection with the acquisition of ATDI, ATDH issued warrants to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holders to acquire up to 21,895 shares of ATDH Series A Common Stock at $.01 per share. The warrants expire on September 30, 2015. The Company has recorded the initial recognition of these warrants at fair value and has presented them as a component of stockholders’ equity at January 2, 2010 and January 3, 2009.

11. Redeemable Preferred Stock:

In connection with the acquisition of ATDI, ATDH issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Fund in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying consolidated statements of operations. ATDH’s Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by ATDH at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of ATDH and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying consolidated balance sheets in accordance with FASB authoritative guidance.

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

13. Related Party Transactions:

Redeemable Preferred Stock and Warrants

In connection with the acquisition of ATDI, ATDH issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock and warrants to acquire up to 21,895 shares of ATDH Series A Common Stock at $.01 per share to The 1818 Fund (see Note 10 and 11 for further information). Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., The 1818 Fund’s general partner.

Deferred Financing Fees

Advisory fees of $13.9 million were paid to Investcorp S.A. (“Investcorp”) and its co-sponsors, Berkshire Partners and Greenbriar Equity Group, in connection with the revolving credit facility and the issuance of the senior notes and 8% cumulative mandatorily redeemable preferred stock. These fees are recorded as debt issuance costs in the accompanying consolidated balance sheets and are being amortized over the life of the respective debt.

Management Advisory Fees

Management advisory fees of $8.0 million were paid to one or more of Investcorp and its co-sponsors (or their respective affiliates) at the closing of the acquisition of ATDI for services to be rendered over a period of five years following the date of the acquisition. This payment is being amortized pursuant to the terms of the agreement and on a basis consistent with the service provided. Accordingly, the Company recorded amortization expense of $0.5 million during fiscal years 2009, 2008 and 2007. Approximately $0.1 million remains unamortized as of January 2, 2010.

14. Subsequent Event:

On February 5, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of common stock. The Registration Statement is currently under review by the Securities and Exchange Commission.

On March 10, 2010, the Company’s board of directors approved a discretionary vesting of certain previously unvested stock options. This discretionary vesting was evaluated in conjunction with the accounting standard for modification of stock options and management concluded that additional non-cash compensation expense will be recorded during the first quarter of 2010 related to this modification.

15. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations and cash flows of the Company. As allowed under our indenture agreements, during fiscal 2009, the Company merged certain subsidiary guarantors into the subsidiary issuer. As a result of this merger, the consolidating balance sheet as of January 3, 2009, the consolidating statements of operations for the fiscal years ended January 3, 2009 and December 29, 2007, and the consolidating statement of cash flows for the fiscal years ended January 3, 2009 and December 29, 2007 have been retroactively adjusted to reflect the post-merger legal entity structure.

The financial information is presented under the following column headings: Parent Company (ATDH), Subsidiary Issuer (ATDI), and Subsidiary Guarantors (ATDI’s subsidiaries). The Subsidiary Issuer and all of the Subsidiary Guarantors are wholly-owned subsidiaries of ATDH. The following describes the guarantor relationships of the Company’s senior notes:

•	Discount Notes in an aggregate principal amount of $51.5 million at maturity were issued by ATDH. Such notes are not guaranteed by the Subsidiary Issuer or the Subsidiary Guarantors.

•

Floating Rate Notes and 2013 Notes in an aggregate principal amount of $290.0 million were issued by ATDI and are unconditionally guaranteed by ATDH on a subordinated basis and are unconditionally guaranteed on a joint and several basis by the Company’s non-issuing, wholly-owned subsidiaries (“Subsidiary Guarantors”).

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed Consolidating Balance Sheets as of January 2, 2010 and January 3, 2009 are as follows:

	As of January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,566	$724	$—	$7,290
Restricted cash	—	—	9,750	—	9,750
Accounts receivable, net	—	188,573	315	—	188,888
Inventories	—	388,901	—	—	388,901
Assets held for sale	—	458	—	—	458
Intercompany receivables	2,066	—	26,533	(28,599)	—
Other current assets	—	15,798	6,576	—	22,374

Total current assets	2,066	600,296	43,898	(28,599)	617,661

Property and equipment, net	—	54,017	7,758	—	61,775
Goodwill and other intangible assets, net	—	583,153	19,263	—	602,416
Investment in subsidiaries	310,255	60,981	—	(371,236)	—
Other assets	1,483	17,275	14	—	18,772

Total assets	$313,804	$1,315,722	$70,933	$(399,835)	$1,300,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$367,793	$1,059	$—	$368,852
Accrued expenses	5,077	29,656	2,780	—	37,513
Current maturities of long-term debt	6,263	7,700	16	—	13,979
Intercompany payables	—	28,599	—	(28,599)	—

Total current liabilities	11,340	433,748	3,855	(28,599)	420,344

Long-term debt	45,217	490,356	24	—	535,597
Deferred income taxes	—	72,023	3,613	—	75,636
Other liabilities	—	9,340	2,460	—	11,800
Redeemable preferred stock	26,600	—	—	—	26,600
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	(345,557)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,348	—	—	—	218,348
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	9,922	31,797	(3,954)	(27,843)	9,922
Accumulated other comprehensive loss	(2,164)	(2,164)	—	2,164	(2,164)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	230,647	310,255	60,981	(371,236)	230,647

Total liabilities and stockholders’ equity	$313,804	$1,315,722	$70,933	$(399,835)	$1,300,624

	As of January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$72	$6,305	$2,118	$—	$8,495
Restricted cash	—	500	9,750	—	10,250
Accounts receivable, net	—	153,949	24,946	—	178,895
Inventories	—	393,608	62,469	—	456,077
Assets held for sale	—	442	14,270	—	14,712
Intercompany receivable	—	17,714	—	(17,714)	—
Other current assets	2	21,215	6,412	—	27,629

Total current assets	74	593,733	119,965	(17,714)	696,058

Property and equipment, net	—	47,618	9,998	—	57,616
Goodwill and other intangible assets, net	—	598,939	14,055	—	612,994
Investment in subsidiaries	300,361	65,074	—	(365,435)	—
Other assets	1,836	12,886	9,470	—	24,192

Total assets	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$311,141	$49,250	$—	$360,391
Accrued expenses	1,723	30,306	11,076	—	43,105
Liabilities held for sale	—	—	1,199	—	1,199
Current maturities of long-term debt	—	3,034	16	—	3,050
Intercompany payables	641	—	17,073	(17,714)	—

Total current liabilities	2,364	344,481	78,614	(17,714)	407,745

Long-term debt	51,480	587,868	36	—	639,384
Deferred income taxes	—	70,844	3,974	—	74,818
Other liabilities	—	14,696	5,790	—	20,486
Redeemable preferred stock	23,941	—	—	—	23,941
Stockholders’ equity:
Intercompany investment	—	280,624	65,198	(345,822)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,022	—	—	—	218,022
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	4,990	22,804	(124)	(22,680)	4,990
Accumulated other comprehensive loss	(3,067)	(3,067)	—	3,067	(3,067)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	224,486	300,361	65,074	(365,435)	224,486

Total liabilities and stockholders’ equity	$302,271	$1,318,250	$153,488	$(383,149)	$1,390,860

Condensed Consolidating Statements of Operations for fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 are as follows:

	For the Fiscal Year Ended January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$2,058,459	$113,328	$—	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,712,476	85,429	—	1,797,905
Selling, general and administrative expenses	344	269,110	36,735	—	306,189

Operating (loss) income	(344)	76,873	(8,836)	—	67,693

Other income (expense):
Interest expense	(9,706)	(44,705)	(4)	—	(54,415)
Other, net	(2)	(346)	(672)	—	(1,020)
Equity earnings of subsidiaries	8,993	(3,830)	—	(5,163)	—

(Loss) income from operations before income taxes	(1,059)	27,992	(9,512)	(5,163)	12,258
Income tax (benefit) provision	(5,991)	18,999	(5,682)	—	7,326

Net income (loss)	$4,932	$8,993	$(3,830)	$(5,163)	$4,932

	For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,952,928	$7,916	$—	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,599,581	5,483	—	1,605,064
Selling, general and administrative expenses	38	271,700	2,674	—	274,412

Operating (loss) income	(38)	81,647	(241)	—	81,368

Other income (expense):
Interest expense	(9,537)	(49,632)	—	—	(59,169)
Other, net	(1)	(1,126)	(28)	—	(1,155)
Equity earnings of subsidiaries	14,072	(124)	—	(13,948)	—

Income (loss) from operations before income taxes	4,496	30,765	(269)	(13,948)	21,044
Income tax (benefit) provision	(5,175)	16,693	(145)	—	11,373

Net income (loss)	$9,671	$14,072	$(124)	$(13,948)	$9,671

	For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$1,877,480	$—	$—	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,552,975	—	—	1,552,975
Selling, general and administrative expenses	38	258,309	—	—	258,347

Operating (loss) income	(38)	66,196	—	—	66,158

Other income (expense):
Interest expense	(9,277)	(52,356)	—	—	(61,633)
Other, net	—	(285)	—	—	(285)
Equity earnings of subsidiaries	4,382	—	—	(4,382)	—

(Loss) income from operations before income taxes	(4,933)	13,555	—	(4,382)	4,240
Income tax (benefit) provision	(6,306)	9,173	—	—	2,867

Net income	$1,373	$4,382	$—	$(4,382)	$1,373

Condensed Consolidating Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 are as follows:

	For the Fiscal Year Ended January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,932	$8,993	$(3,830)	$(5,163)	$4,932
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles and other assets	353	33,746	2,813	—	36,912
Provision for doubtful accounts	—	1,208	173	—	1,381
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accrued dividends on 8% cumulative preferred stock	2,219	—	—	—	2,219
Provision for deferred income taxes	—	5,028	2	—	5,030
Other, net	326	1,781	(201)	—	1,906
Equity earnings of subsidiaries	(8,993)	3,830	—	5,163	—
Intercompany	(2,707)	38,408	(35,701)	—	—
Change in assets and liabilities:
Accounts receivable, net	—	(38,334)	22,872	—	(15,462)
Inventories	—	4,626	59,147	—	63,773
Other current assets	2	1,553	1,151	—	2,706
Accounts payable and accrued expenses	3,354	74,533	(45,048)	—	32,839
Other, net	1	(3,175)	(2,398)	—	(5,572)

Net cash (used in) provided by operating activities	(72)	132,197	(1,020)	—	131,105

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(128)	244	—	116
Purchase of property and equipment	—	(12,532)	(225)	—	(12,757)
Purchase of assets held for sale	—	(1,382)	—	—	(1,382)
Proceeds from sale of property and equipment	—	133	38	—	171
Proceeds from disposal of assets held for sale	—	1,116	8,116	—	9,232

Net cash (used in) provided by investing activities	—	(12,793)	8,173	—	(4,620)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,056,414	—	—	2,056,414
Repayments of revolving credit facility	—	(2,147,985)	—	—	(2,147,985)
Outstanding checks	—	(23,989)	(8,535)	—	(32,524)
Payments of other long-term debt	—	(3,583)	(12)	—	(3,595)

Net cash used in financing activities	—	(119,143)	(8,547)	—	(127,690)

Net (decrease) increase in cash and cash equivalents	(72)	261	(1,394)	—	(1,205)
Cash and cash equivalents, beginning of year	72	6,305	2,118	—	8,495

Cash and cash equivalents, end of year	$—	$6,566	$724	$—	$7,290

	For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$9,671	$14,072	$(124)	$(13,948)	$9,671
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangibles and other assets	354	29,938	72	—	30,364
Provision for doubtful accounts	—	2,514	—	—	2,514
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accrued dividends on 8% cumulative preferred stock	2,051	—	—	—	2,051
Provision for deferred income taxes	—	3,342	90	—	3,432
Other, net	32	409	—	—	441
Equity earnings of subsidiaries	(14,072)	124	—	13,948	—
Intercompany	1,523	(8,846)	7,323	—	—
Change in assets and liabilities:
Accounts receivable, net	—	1,040	(172)	—	868
Inventories	—	(46,432)	3,365	—	(43,067)
Other current assets	—	(217)	327	—	110
Accounts payable and accrued expenses	1	(44,252)	(15,363)	—	(59,614)
Other, net	(2)	(1,296)	1	—	(1,297)

Net cash used in operating activities	(1)	(49,604)	(4,481)	—	(54,086)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(71,532)	2,948	—	(68,584)
Purchase of property and equipment	—	(13,375)	(49)	—	(13,424)
Purchase of assets held for sale	—	(3,020)	—	—	(3,020)
Proceeds from sale of property and equipment	—	170	—	—	170
Proceeds from disposal of assets held for sale	—	3,187	—	—	3,187

Net cash (used in) provided by investing activities	—	(84,570)	2,899	—	(81,671)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,902,324	—	—	1,902,324
Repayments of revolving credit facility	—	(1,798,645)	—	—	(1,798,645)
Outstanding checks	—	46,251	3,700	—	49,951
Payments of other long-term debt	—	(4,452)	—	—	(4,452)
Change in restricted cash	—	(9,675)	—	—	(9,675)

Net cash provided by financing activities	—	135,803	3,700	—	139,503

Net (decrease) increase in cash and cash equivalents	(1)	1,629	2,118	—	3,746
Cash and cash equivalents, beginning of year	73	4,676	—	—	4,749

Cash and cash equivalents, end of year	$72	$6,305	$2,118	$—	$8,495

	For the Fiscal Year Ended December 29, 2007
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,373	$4,382	$—	$(4,382)	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	353	32,799	—	—	33,152
Provision for doubtful accounts	—	854	—	—	854
Accretion of 8% cumulative preferred stock	441	—	—	—	441
Accretion of Discount Notes	1,571	—	—	—	1,571
Accrued dividends on 8% cumulative preferred stock	1,893	—	—	—	1,893
Benefit for deferred income taxes	—	(6,916)	—	—	(6,916)
Other, net	1	(839)	—	—	(838)
Equity earnings of subsidiaries	(4,382)	—	—	4,382	—
Intercompany	(2,946)	2,946	—	—	—
Change in assets and liabilities:
Accounts receivable, net	—	(14,435)	—	—	(14,435)
Inventories	—	(35,347)	—	—	(35,347)
Other current assets	—	(3,420)	—	—	(3,420)
Accounts payable and accrued expenses	1,695	38,447	—	—	40,142
Other, net	1	648	—	—	649

Net cash provided by operating activities	—	19,119	—	—	19,119

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,981)	—	—	(20,981)
Purchase of property and equipment	—	(8,648)	—	—	(8,648)
Purchase of assets held for sale	—	(2,388)	—	—	(2,388)
Proceeds from sale of property and equipment	—	305	—	—	305
Proceeds from disposal of assets held for sale	—	1,852	—	—	1,852

Net cash used in investing activities	—	(29,860)	—	—	(29,860)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,669,818	—	—	1,669,818
Repayments of revolving credit facility	—	(1,651,574)	—	—	(1,651,574)
Outstanding checks	—	(292)	—	—	(292)
Payments of other long-term debt	—	(4,402)	—	—	(4,402)
Payments of deferred financing costs	—	(1,085)	—	—	(1,085)
Change in restricted cash	—	(575)	—	—	(575)

Net cash provided by financing activities	—	11,890	—	—	11,890

Net increase in cash and cash equivalents	—	1,149	—	—	1,149
Cash and cash equivalents, beginning of year	73	3,527	—	—	3,600

Cash and cash equivalents, end of year	$73	$4,676	$—	$—	$4,749

16. Earnings per share:

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock options and warrants as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007:

	January 2, 2010	January 3, 2009	December 29, 2007
Basic earnings per share calculation:
Net income	$4,932,000	$9,671,000	$1,373,000
Weighted average common shares outstanding	999,528	999,528	999,528
Net income per share—basic	$4.93	$9.68	$1.37

Diluted earnings per share calculation:
Net income	$4,932,000	$9,671,000	$1,373,000
Weighted average common shares outstanding	999,528	999,528	999,528
Effect of dilutive securities:
Stock options (1)	95,462	95,322	95,482
Warrants	21,895	21,895	21,895

Diluted weighted average common shares outstanding	1,116,885	1,116,745	1,116,905
Net income per share—diluted	$4.42	$8.66	$1.23

(1)	Options to purchase 1,000 and 800 shares of common stock during the years ended January 2, 2010 and January 3, 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended January 2, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected. See “Management’s Report on Internal Control Over Financial Reporting” on page 44 of this Annual Report on Form 10-K.

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

Name	Age	Position
William E. Berry	55	President, Chief Executive Officer and Director
J. Michael Gaither	57	Executive Vice President, General Counsel and Secretary
David L. Dyckman	45	Executive Vice President and Chief Financial Officer
Daniel K. Brown	56	Executive Vice President—Sales
Phillip E. Marrett	59	Executive Vice President—Procurement
Richard P. Johnson	62	Chairman and Director
Joseph P. Donlan	63	Director
Donald Hardie	42	Director
James Hardymon	75	Director
Christopher Laws	35	Director
James M. Micali	62	Director
D. Randolph Peeler	45	Director
David Tayeh	43	Director

Director and Nominee Experience and Qualifications

The board of directors believes that it, as a whole, should possess a combination of skills, professional experience, and diversity of viewpoints necessary to oversee our business. In addition, the board of directors believes that there are certain attributes that every director should possess, as reflected in its membership criteria. Accordingly, the board of directors considers the qualifications of directors and director candidates individually and in the broader context of its overall composition and our current and future needs.

Among other things, the board of directors has determined that it is important to have individuals with the following skills and experiences:

•

Leadership experience, as directors with experience in significant leadership positions possess strong abilities to motivate and manage others and to identify and develop leadership qualities in others.

•	Knowledge of our industry, particularly distribution strategy and vendor and customer relations, which is relevant to understanding our business and strategy.

•	Operations experience, as it gives directors a practical understanding of developing, implementing and assessing our business strategy and operating plan.

•	Risk management experience, which is relevant to oversight of the risks facing our business.

•

Financial/accounting experience, particularly knowledge of finance and financial reporting processes, which is relevant to understanding and evaluating our capital structure, financial statements and reporting requirements.

•	Strategic planning experience, which is relevant to the board of directors’ review of our strategies and monitoring their implementation and results.

•

Board service, because directors who have experience serving on other company boards generally are well prepared to fulfill the board of directors’ responsibilities of overseeing and providing insight and guidance to management.

William E. Berry—President, Chief Executive Officer and Director. Mr. Berry has served on our board of directors and as our Chief Executive Officer since April 2009 and has been our President since May 2003. He was our Chief Operating Officer from May 2003 to April 2009, Executive Vice President and Chief Financial Officer from January 2002 to May 2003, and Senior Vice President of Finance for the Southeast Division from May 1998 to January 2002. Mr. Berry joined us in May 1998 as a result of our merger with Itco, where he served as Controller from 1984 to 1998, Executive Vice President in charge of business development and sales and marketing from 1996 to 1998 and prior to that was Senior Vice President of Finance. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr Pepper Company and also spent three years in a public accounting firm. He holds a bachelor’s degree in business administration from Virginia Tech. As our President and Chief Executive Officer, Mr. Berry brings to the board of directors leadership, industry, operations, risk management, financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

J Michael Gaither—Executive Vice President, General Counsel and Secretary. Mr. Gaither has been our General Counsel and Secretary since 1991 and has been an Executive Vice President since May 1999. He was our Treasurer from February 2001 to June 2003, and Senior Vice President from 1991 to May 1999. Prior to joining us, he was a lawyer in private practice. He holds a bachelor’s degree from Duke University and a JD from the University of North Carolina-Chapel Hill.

David L. Dyckman—Executive Vice President and Chief Financial Officer. Mr. Dyckman has been our Executive Vice President and Chief Financial Officer since January 2006. Prior to joining American Tire, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an MBA from Cornell University.

Daniel K Brown—Executive Vice President—Sales. Mr. Brown has been our Executive Vice President of Sales since March 2008. He was our Senior Vice President of Procurement from March 2001 until March 2008. He was our Senior Vice President of Sales and Marketing from 1997 to March 2001. Prior to that time, he held a variety of positions with us, including Vice President of Marketing, Director of Marketing and Marketing Manager. Mr. Brown holds a bachelor’s degree from Western Carolina University.

Phillip E. Marrett—Executive Vice President—Procurement. Mr. Marrett has been our Executive Vice President of Procurement since March 2008. He was our Regional Vice President in the Southeast Division from 1998 to March 2008. Prior to joining American Tire, he was employed by Itco from 1997 to 1998 and Dunlop Tire from 1976 to 1996.

Richard P Johnson—Chairman and Director. Mr. Johnson has served on our board of directors since February 2001 and has been Chairman of our board of directors since May 2003. He was our Chief Executive Officer from January 2001 until he retired in April 2009, President from January 2001 to May 2003 and President of our Southeast Division from May 1998 to January 2001. Prior to joining us, he was President and Chief Operating Officer of Itco Tire Co., which we refer to as Itco, from February 1997 to May 1998, President and Chief Operating Officer of Albert Fisher Distribution from 1994 to 1996, and Senior Vice President of Albert Fisher Distribution from 1991 to 1994. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an associate’s degree from Palm Beach College. As the chairman of our board of directors and our former Chief Executive Officer, Mr. Johnson brings to the board of directors leadership, industry, operations and strategic planning experience, as well as in-depth knowledge of our business.

Joseph P. Donlan—Director. Mr. Donlan has served on our board of directors since May 1997. He is a Managing Director of Brown Brothers Harriman & Co., which he joined in 1970, and Co-Manager of its 1818 Mezzanine Fund, L.P., its 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) and BBH Capital Partners III, L.P. Prior to organizing The 1818 Mezzanine Fund, L.P., Mr. Donlan managed Brown Brothers’ New York commercial banking activities. He served as Brown Brothers’ Senior Credit Officer and became a member of the firm’s Credit Committee on which he continues as an advisor. Mt Donlan holds a bachelor’s degree from Georgetown University and an MBA from Rutgers University. Through Mr. Donlan’s prior service on the board of directors and his various banking and finance positions, he brings to the board of directors leadership, risk management, financial and accounting and strategic planning experience, as well as an in-depth knowledge of our business. We have been advised that The 1818 Fund has an agreement with the holders of our Series D common stock pursuant to which such holders have agreed, for so long as our Redeemable Preferred Stock is outstanding, to vote for one director selected by The 1818 Fund. We also have been advised that The 1818 Fund has designated Mr. Donlan as such director.

Donald Hardie—Director. Mr. Hardie has served on our board of directors since March 2005. He was employed as an investment professional by Investcorp or one or more of its wholly owned subsidiaries from September 2002 until December 2008. Prior to joining Investcorp, Mr. Hardie was an investment banker and a lawyer. He received his bachelor’s degree from the University of Virginia and a JD from New York University School of Law. Through his positions at Investcorp and his positions as an investment banker and lawyer, Mr. Hardie brings to the board of directors leadership, legal, financial and accounting and strategic planning experience.

James Hardymon—Director. Mr. Hardymon has served on our board of directors since March 2008. He was Chief Executive Officer and Chairman of Textron, Inc. from 1992 until his retirement in 1999. Mr. Hardymon is a director of Lexmark International, Inc. and director of WABCO Holdings, Inc. Mr. Hardymon holds a bachelor’s degree and a masters degree in civil engineering from the University of Kentucky. Through Mr. Hardymon’s experience as a Chief Executive Officer and his public company board experience, he brings to the board of directors leadership, risk management, operations and strategic planning experience.

Christopher Laws—Director. Mr. Laws has served on our board of directors since May 2009. He is a Director of Greenbriar Equity Group LLC, which he joined in June 2006. Prior to joining Greenbriar, he was employed at Blue Point Capital Partners, where he focused on investments in industrial manufacturing and service companies. Prior to joining Blue Point, he was employed by Morgan Stanley’s Real Estate Private Equity group in Tokyo and its Real Estate Private Equity and Investment Banking Group in New York. Mr. Laws holds a bachelor’s degree from Dartmouth College and an MBA from Harvard Business School. Mr. Laws brings to the board of directors leadership, strategic planning and risk management experience through his work at Greenbriar Equity Group LLC and Blue Point Capital Partners.

James M. Micali—Director. Mr. Micali has served on our board of directors since February 2009. Mr. Micali is Of Counsel with the law firm Ogletree Deakins LLC and Senior Advisor to Azalea Fund III of the private equity firm Azalea Capital LLC. He was Chairman and President of Michelin North America, Inc. from 1996 until his retirement in August 2008 and was a member of Michelin Group’s Executive Council from 2001 to 2008. Prior to that time, he was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996 and General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation, Ritchie Bros. Auctioneers, Inc. and Sonoco Products Company. Mr. Micali holds a bachelor’s degree from Lake Forest College and a JD from Boston College Law School. Through his executive positions, including as Chairman and President of Michelin North America and his work as a lawyer, Mr. Micali brings to the board of directors leadership, industry, legal, risk management, financial and strategic planning experience. Mr. Micali also possesses public company board experience.

D. Randolph Peeler—Director. Mr. Peeler has served on our board of directors since March 2005. He is a Managing Director of Berkshire, which he joined in 1996. Prior to joining Berkshire, Mr. Peeler was responsible for new business ventures at Health Advances from 1994 to 1996, and served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to joining the U.S. Treasury, he was a consultant with Cannon Associates. He received his bachelor’s degree in Public Policy Studies & Economics from Duke University in 1987 and his MBA from Harvard Business School in 1992. Through his prior private sector and government positions, Mr. Peeler brings to the board of directors leadership, risk management, government and regulatory and strategic planning experience.

David Tayeh—Director. Mr. Tayeh has served on our board of directors since November 2005. He has been a Managing Director of Investcorp or one or more of its wholly owned subsidiaries since 2005. He was Chief Financial Officer of Jostens, Inc. from 2004 to 2005, Managing Director of Investcorp or one or more of its wholly owned subsidiaries from 1999 to 2004, and Vice President of DU Investment Banking from 1994 to 1998. Mr. Tayeh holds a bachelor’s degree from The University of Chicago and an MBA from The Wharton School of the University of Pennsylvania. Through his positions at Investcorp and his experience as Chief Financial Officer at Jostens, Inc., Mr. Tayeh brings to the board of directors leadership, risk management, strategic planning and financial and accounting experience.

Board Structure and Committee Composition

Our board of directors consists of nine directors, and we have an audit committee and a compensation committee. The composition of our audit committee and compensation committee during the last fiscal year and the function of each of the committees are described below. During fiscal 2009, our board of directors held five meetings. Each director attended at least 75% of all board of directors meetings and applicable committee meetings, except that D. Randolph Peeler took a personal sabbatical for part of 2009 and attended two out of the five board meetings held during 2009.

Name	Audit Committee	Compensation Committee
William E. Berry
Richard P. Johnson
Joseph P. Donlan
Donald Hardie	X	X
James Hardymon
Christopher Laws	X
James M. Micali
D. Randolph Peeler
David Tayeh	X	X

Board Leadership Structure

The board of directors currently separates the positions of Chairman and Chief Executive Officer. Mr. Johnson, our former Chief Executive Officer, serves as non-executive chair of the board of directors, and Mr. Berry serves as Chief Executive Officer. The board of directors believes that having our former Chief Executive Officer serve as non-executive chair is appropriate because the former Chief Executive Officer’s in-depth knowledge of our business.

The specific role and responsibilities of the non-executive chair of the board of directors are as follows:

•	preside over meetings of the board of directors and stockholders;

•	provide input on the agenda and schedule for each meeting of the board of directors in accordance with our governance policies;

•	meet regularly with the Chief Executive Officer to receive reports on our operations as compared to management’s business plan;

•	approve/advise on information sent to the board of directors; and

•	perform such other duties as the board of directors may request from time to time.

Risk Oversight

The board of directors is responsible for assessing the major risks facing our business and reviewing options for mitigating those risks. In addition, the board of directors has delegated oversight of certain categories of risk to designated board committees. The Audit Committee reviews with management and the independent auditor compliance with laws and regulations, the design and operating effectiveness of our internal control structure and discusses policies with respect to risk assessment and risk management.

In performing their oversight responsibilities, the board of directors and relevant committees regularly discuss with management our policies with respect to risk assessment and risk management. Additionally, throughout the year, the board of directors and the relevant committees receive regular reports from management regarding major risks and exposures facing our business and the steps management has taken to monitor and control such risks and exposures. In addition, throughout the year, the board of directors and the relevant committees dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail.

Audit Committee

The audit committee of our board of directors consists of Mr. Hardie, Mr. Laws and Mr. Tayeh. Our board of directors has designated Mr. Hardie as an independent member and has determined that he qualifies as an “audit committee financial expert” as defined by the rules under the Exchange Act. Our audit committee held four meetings during fiscal 2009. The background and experience of each of our audit committee members is set forth above. The audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews and evaluates our audit and control functions. We are not listed on any exchange.

Compensation Committee

The compensation committee of our board of directors consists of Mr. Tayeh and Mr. Hardie. Our board of directors has designated Mr. Hardie as an independent member. Our compensation committee held two meetings during fiscal 2009. The compensation committee oversees our compensation plans and organizational matters. Such oversight includes decisions regarding executive management salaries, incentive compensation, long-term compensation plans and equity plans for our employees and consultants.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer. A copy of our code of conduct is available, free of charge, upon written request sent to the legal department at our corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078. We also expect to make our code of conduct available free of charge on our website at http://www.atd-us.com.

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

THE COMPENSATION COMMITTEE
David Tayeh
Donald Hardie

Compensation Discussion and Analysis

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. Elsewhere in this Form 10-K, you will find a series of tables containing specific information about the compensation earned in fiscal 2009 by the following individuals, referred to as our named executive officers:

•	William E. Berry, President and Chief Executive Officer;

•	Richard P. Johnson, Former Chief Executive Officer and Chairman;

•	J. Michael Gaither, Executive Vice President and General Counsel;

•	David L. Dyckman, Executive Vice President and Chief Financial Officer;

•	Daniel K. Brown, Executive Vice President of Sales; and

•	Phillip E. Marrett, Executive Vice President of Procurement.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program. On April 1, 2009, Mr. Berry, who was previously our President, was elevated to Chief Executive Officer. At that time, Mr. Johnson retired as Chief Executive Officer, remaining on our board of directors as non-executive chairman.

Compensation Philosophy and Objectives

Our compensation committee is charged by the board of directors with establishing and reviewing the compensation programs for the named executive officers. Our overall goal in compensating executive officers is to attract, retain and motivate key executives of superior ability who are critical to our future success. We believe that both short-term and long-term incentive compensation paid to executive officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that impact stockholder value.

Our compensation decisions with respect to executive officer salaries, annual incentives and long-term incentive compensation opportunities are influenced by: (i) our executive’s level of responsibility and function, (ii) our overall performance and profitability and (iii) our assessment of the competitive marketplace. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus and long-term incentives, including stock-based awards.

We also believe that the best way to directly align the interests of our executives with the interests of our stockholders is to make sure that our executives retain an appropriate level of equity ownership throughout their tenure with us. Our compensation program pursues this objective through our equity-based long-term incentive awards.

These programs are continually evaluated for effectiveness in achieving our stated objectives as well as to reflect the economic environment within which we operate. In this vein, recent events roiling the world’s economies provide a backdrop for the continued review of our compensation strategies. Accordingly, we adjusted shorter term compensation and incentives to help manage through the difficult 2009 economic environment while at the same time addressing alternative long-term strategies to reward long-term success and execution. This included freezing all wages and compensation effective January 4, 2009, the first day of our 2009 fiscal year.

Overview of Executive Compensation Components

Our executive compensation program consists of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	• Core competence of the executive relative to skills, experience and contributions to us	• Provides fixed compensation based on competitive market practice

Annual Cash Incentive	• Contributions toward our achievement of specified Adjusted EBITDA (1) and other key performance criteria

•     Provides focus on meeting annual goals that lead to our long-term success

•     Provides annual performance-based cash incentive compensation

•     Motivates achievement of critical annual performance metrics

Long-Term Incentives	Stock Option Program

•     Vesting program based primarily on achievement of specified Adjusted EBITDA targets, thereby aligning executive’s interests with those of stockholders

•     Continued employment with us during a 5-year vesting period

• Executive focus on our performance • Executive ownership of our security • Retention of the executives

Retirement Benefits

•     Our executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax qualified and nonqualified retirement plans

•     The Deferred Compensation Plan is a nonqualified plan comprised of a voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory program that provides for certain contributions to be made on behalf of certain executives by us according to a Board approved schedule. Effective January 4, 2009, we suspended contributions to this plan for fiscal 2009. While our funds are set aside to fund this plan, they remain available to our general creditors

• Provides a tax-deferred retirement savings alternative to certain eligible executives

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Welfare Benefits

•     Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans

•     Continuation of welfare benefits may occur as part of severance upon certain terminations of employment

•     In addition, we sponsor an executive medical program for our executive officers, which provides for reimbursement for certain executive officers and eligible dependents for medical expenses not covered by the Group Medical Plan

• These benefits are part of our broad-based total compensation program • We believe we benefit from these perquisites by encouraging our executive officers to protect their health

Additional Benefits and Perquisites	• Certain executive officers: One club membership • Vehicle Allowance	• Consistent with offering our executives a competitive compensation program

Termination Benefits

•     Termination benefits are agreements with certain officers, including our named executive officers. The agreements provide severance benefits if an officer’s employment is terminated without cause or the officer leaves for good reason, each defined in the agreements

• Termination benefits are designed to retain executives and provide continuity to management

(1)

We evaluate liquidity based on several factors, including a measure we refer to as Adjusted EBITDA and which we referred to as Indenture EBITDA in our past filings under the Securities Exchange Act of 1934, or Exchange Act. Neither Adjusted EBITDA nor the ratios based on Adjusted EBITDA presented herein comply with U.S. GAAP because Adjusted EBITDA is adjusted to exclude certain cash and non-cash items. The ratio of Adjusted EBITDA to consolidated interest expense is also used in certain of the covenants in the indentures governing our three series of senior notes. Adjusted EBITDA, which is referred to as consolidated cash flow in the indentures, represents earnings before interest, taxes, depreciation and amortization and the other adjustments set forth below permitted in calculating covenant compliance under the indentures governing our senior notes. We believe that the inclusion of this supplementary information is necessary for investors to understand our ability to engage in certain corporate transactions in the future under the indentures. The indentures governing our three series of outstanding notes limit, among other things, our ability to incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock, unless the ratio of our Adjusted EBITDA to consolidated interest expense (as defined in the indentures), each calculated on a pro forma basis for the proposed transaction, would have been at least 2.0 to 1.0 for the four fiscal quarters prior to the proposed transaction. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, cash flow provided by (used in) operating activities as determined in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. See page 37 for a reconciliation of the most directly comparable GAAP measure, net cash provided by (used in) operating activities to Adjusted EBITDA.

The use of these programs enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operations performance with long-term stockholder value, and encourages executive recruitment and retention.

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, we seek to provide on overall compensation package that rewards for performance above our targets. Our executive compensation package consists of salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. To achieve competitive positioning for the annual cash compensation component, we set base salaries to be competitive but provide high target annual bonus opportunities. Thus, our compensation is focused less on fixed pay and more on performance-based opportunities, while still remaining competitive overall. Targeted annual cash bonus opportunities are based on, among other things, our budgeted annual Adjusted EBITDA goals and other factors, which may fluctuate from year to year.

The compensation committee focuses on the executive’s tenure, individual performance and changes in responsibility as well as our overall annual budget goals. Additionally, the compensation committee ensures that compensation paid is consistent with such factors as change in cost of living.

2009 Base Salary

Base salary levels reflect a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The compensation committee reviews salary levels annually using these factors. We do not target base salary at any particular percent of total compensation.

The Chief Executive Officer participates with other senior management in preparing salary recommendations for the compensation committee, including that of the Chief Executive Officer. These recommendations are reviewed, modified and approved by the compensation committee and submitted to the board of directors for final ratification. In fiscal 2009 there were no base pay increases granted to Messrs. Gaither, Dyckman, Brown or Marrett. Mr. Berry’s salary was increased to $500,000 in connection with his appointment as Chief Executive Officer in April 2009 to reflect the increased responsibilities and duties commensurate with that position.

2009 Annual Incentive Plan

Our annual incentive plan, which we refer to as the annual incentive plan, provides our executive officers an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals. As in setting base salaries, we consider a combination of factors in establishing the annual target bonus opportunities for our named executive officers. Budgeted Adjusted EBITDA is a primary factor, as target bonus opportunities are adjusted annually when we set our budgeted Adjusted EBITDA goals for the year. We do not target annual bonus opportunities at any particular percentage of total compensation.

Payment under the annual incentive plan for fiscal 2009 was based on achievement of performance goals relating to Adjusted EBITDA, which we believe has a strong correlation with stockholder value, and other key performance criteria. We set the Adjusted EBITDA goals for fiscal 2009 bonus opportunities at levels that are intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry.

Once our performance goals have been set and approved, the compensation committee then sets a bonus pool for all executives covered by the annual incentive plan, whose size is equal to a designated percentage of Adjusted EBITDA actually achieved by us. No bonus pool is funded if actual performance falls below 95% of the Adjusted EBITDA goal. The pool grows pro-rata for actual performance between 95% and 100% of the Adjusted EBITDA goal. Above 100% of the Adjusted EBITDA goal, the pool grows by approximately 40% of each incremental Adjusted EBITDA dollar.

For fiscal 2009, the targeted bonus pool was $5.8 million, subject to adjustment, based upon an Adjusted EBITDA target of $102.3 million. In fiscal 2009, we achieved 98.7% of the Adjusted EBITDA goal, which resulted in a total bonus pool paid of $4.9 million.

The bonus pool is divided among participants in the annual incentive plan based on each participant’s designated percentage of the bonus pool, which percentages are established by the compensation committee. The percentage of the bonus pool designated for each named executive officer for fiscal 2009 was: Mr. Berry, 17.5%; Messrs. Johnson, Gaither, Dyckman, Brown and Marrett, 5.0% each. Actual bonuses paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”. The compensation committee reserves the right to modify or change the annual incentive plan at any time in its sole discretion.

Stock Option Plans

We have adopted one stock option plan, the 2005 Management Stock Incentive Plan, which we refer to as the 2005 Plan, which is designed to attract, retain and motivate our and our subsidiaries’ directors, officers, employees and consultants. Substantially all of the options authorized under the plan have been granted with vesting schedules subject to certain performance-based goals. No annual grants of options under this plan are included as a component of the named executives’ compensation plan.

In connection with the Investcorp Group’s acquisition of our operations on March 31, 2005, we acquired 372,888 outstanding options to purchase ATDI common stock in exchange for nonqualified options, which we refer to as the rollover options, to purchase 33,199 shares of our Series A Common Stock, $0.01 par value per share. All rollover options granted under the 2005 Plan are fully vested.

The following table summarizes compensation for our named executive officers for fiscal years 2009, 2008 and 2007.

Summary Compensation Table for Fiscal Years 2009, 2008, and 2007

Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William E. Berry (1)	2009	$480,769	$875,200	$29,305	$1,385,274
President and Chief Executive Officer	2008	375,000	548,500	56,260	979,760
	2007	350,000	806,929	55,762	1,212,691

Richard P. Johnson (1)	2009	315,385	250,100	37,332	602,817
Former Chief Executive Officer and Chairman	2008	550,000	916,100	68,500	1,534,600
	2007	550,000	1,344,882	66,328	1,961,210

J. Michael Gaither	2009	290,000	250,100	33,654	573,754
Executive Vice President, General Counsel and Secretary	2008	290,000	250,300	57,497	597,797
	2007	280,000	369,843	54,816	704,659

David L. Dyckman	2009	290,000	250,100	18,041	558,141
Executive Vice President and Chief Financial Officer	2008	290,000	250,300	23,313	563,613
	2007	260,000	369,843	21,130	650,973

Daniel K. Brown	2009	270,000	250,100	30,262	550,362
Executive Vice President of Sales	2008	270,000	250,300	50,787	571,087
	2007	260,000	369,843	47,482	677,325

Phillip E. Marrett (2)	2009	270,000	250,100	21,828	541,928
Executive Vice President of Procurement

(1)	Mr. Johnson retired as Chief Executive Officer and Mr. Berry was appointed Chief Executive Officer effective April 5, 2009.
(2)	Mr. Marrett was not a “named executive officer” of the Company during fiscal years 2008 and 2007 and therefore his compensation is not required to be reported for those years.

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

All Other Compensation from Summary Compensation Table for Fiscal Years 2009, 2008 and 2007

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance		401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits	Long- term Disability	Total
William E. Berry	2009	$—	$16,800		$2,191	$6,006	$2,034	$1,064	$1,210	$29,305
	2008	20,000	16,800		10,250	5,544	1,319	1,522	825	56,260
	2007	20,000	16,800		7,723	5,544	2,350	2,245	1,100	55,762

Richard P. Johnson	2009	—	19,200		1,971	6,396	5,990	2,565	1,210	37,332
	2008	27,000	19,200		7,750	5,904	5,548	2,273	825	68,500
	2007	27,000	15,954	(1)	6,923	5,904	7,370	2,077	1,100	66,328

J. Michael Gaither	2009	—	16,800		1,797	6,000	3,310	4,537	1,210	33,654
	2008	17,000	16,800		10,250	6,000	1,622	5,000	825	57,497
	2007	17,000	16,800		7,500	6,000	1,416	5,000	1,100	54,816

David L. Dyckman	2009	—	14,400		1,673	—	758	—	1,210	18,041
	2008	—	14,400		7,750	—	338	—	825	23,313
	2007	—	14,400		5,400	—	230	—	1,100	21,130

Daniel K. Brown	2009	—	14,400		1,558	6,006	3,136	3,952	1,210	30,262
	2008	16,000	14,400		7,750	5,544	857	5,411	825	50,787
	2007	16,000	14,400		5,400	5,544	1,311	3,727	1,100	47,482

Phillip E. Marrett	2009	—	14,400		1,558	—	3,151	1,509	1,210	21,828

(1)	Includes $1,554 included in taxable wages with respect to personal use of a Company vehicle.

The following table sets forth certain information regarding the grant of plan-based awards made during the fiscal year ended January 2, 2010 to the Named Executive Officers:

Grants of Plan-Based Awards for Fiscal Year 2009

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($) (1)	Target ($) (2)	Maximum ($) (3)
William E. Berry	$406,000	$1,015,000	—
Richard P. Johnson	116,000	290,000	—
J. Michael Gaither	116,000	290,000	—
David L. Dyckman	116,000	290,000	—
Daniel K. Brown	116,000	290,000	—
Phillip E. Marrett	116,000	290,000	—

(1)	Represents the minimum payment under the annual incentive plan if we achieve the threshold level of 95% of Adjusted EBITDA goal.
(2)	Represent payments under the annual incentive plan if we achieve 100% of plan performance. In fiscal 2009, we did not meet plan targets, which resulted in lower payments. These payments are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	There is no maximum amount payable under the annual incentive plan.

The following table provides information concerning unexercised options for the named executive officers as of January 2, 2010.

Outstanding Equity Awards at Fiscal 2009 Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
William E. Berry	10,215	(a)	—		$15.73	06/12/12
	7,339	(b)	11,010	(b)	211.50	06/22/12
	—		6,304	(c)	211.50	06/22/12

Richard P. Johnson	15,323	(a)	—		15.73	06/12/12
	11,009	(b)	16,515	(b)	211.50	06/22/12
	—		9,456	(c)	211.50	06/22/12

J. Michael Gaither	7,661	(a)	—		15.73	06/12/12
	1,651	(b)	2,478	(b)	211.50	06/22/12
	—		1,418	(c)	211.50	06/22/12

David L. Dyckman	1,468	(b)	2,202	(b)	211.50	01/03/13
	—		1,261	(c)	211.50	01/03/13

Daniel K. Brown	1,468	(b)	2,202	(b)	211.50	06/22/12
	—		1,261	(c)	211.50	06/22/12

Phillip E. Marrett	1,468	(b)	2,202	(b)	211.50	06/22/12
	—		1,261	(c)	211.50	06/22/12

(a)	Represents rollover options that were granted to acquire outstanding options to purchase ATDI common stock. All rollover options granted under the 2005 Plan are fully vested.
(b)	Represents options that were granted under the 2005 Plan that vest upon meeting our specified performance goals or the occurrence of certain events.
(c)	Represents options that were granted under the 2005 Plan that vest in connection with any future sale of us upon the achievement of certain performance goals.

The following table sets forth information regarding the nonqualified deferred compensation plans, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer during the fiscal year ended January 2, 2010, the aggregate losses accrued during the fiscal year ended January 2, 2010, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended January 2, 2010 and the balance of account as of January 2, 2010. We did not make contributions on behalf of the named executive officers to the nonqualified deferred compensation plan during fiscal 2009.

Nonqualified Deferred Compensation for Fiscal Year 2009

Name	Executive Contributions in 2009 ($) (1)	Aggregate Earnings in 2009 ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at January 2, 2010 ($) (3)
William E. Berry	$18,625	$87,237	$—	$354,583
Richard P. Johnson	423	50,330	—	284,714
J. Michael Gaither	168	1,028	—	278,492
David L. Dyckman	—	—	—	—
Daniel K. Brown	—	58,539	—	298,843
Phillip E. Marrett	—	12,387	—	150,559

(1)	Amounts in this column are included in the amounts reported as “Salary” or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2009 for each of the named executive officers.

(2)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments elected by each participant in plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(3)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
William E. Berry	2009	$18,625
	2008	75,269
	2007	46,301

Richard P. Johnson	2009	423
	2008	38,000
	2007	37,981

J. Michael Gaither	2009	168
	2008	17,000
	2007	21,514

David L. Dyckman	2009	—
	2008	—
	2007	—

Daniel K. Brown	2009	—
	2008	16,000
	2007	16,000

Phillip E. Marrett	2009	—

Potential Payments upon Termination

Employment and Severance Agreements

We have entered into employment agreements with each of Messrs. Berry, Johnson, Gaither, Dyckman, Brown and Marrett providing for the payment of an annual base salary and bonus opportunities, as well as participation by each of them in the benefit plans and programs generally maintained by us for senior executives from time to time.

We or the employee may terminate the applicable employment agreement at any time. Upon termination of employment for any reason other than for “cause,” the employee is entitled to receive (1) a basic termination payment equal to (i) his base salary earned through the date of termination and (ii) the previous year’s bonus if the termination is after December 31 and before bonus has been awarded; and (2) continuation of health benefits for a specified period of time after termination of employment at the same rate that was paid by the employee before termination of employment. In addition, if we terminate the employee without “cause” or if the employee resigns for “good reason” (each as defined in his employment agreement), then he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus.

The specific severance payments and continuation periods for health benefits for the named executive officers are as follows:

•

Mr. Berry is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $25,000 for a period of two years and (ii) continuation of health benefits for Mr. Berry and his family until he reaches the age of 65.

•

Mr. Johnson is entitled to receive a monthly sum equal to his monthly base salary in effect at such time plus $41,667.67 for a period of three years. In addition, Mr. Johnson and his family are entitled to continued health benefits until he reaches the age of 65.

•

Mr. Gaither is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $22,222.22 for a period of 18 months and (ii) continuation of health benefits at the same rate previously paid by Mr. Gaither for a period of 18 months.

•

Mr. Dyckman is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $20,833.34 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

•

Mr. Brown is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $20,833.33 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

•

Mr. Marrett is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $19,583.33 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

The employment agreements each contain confidentiality and non-compete provisions.

Payment Summary

The tables below reflect the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons. The table does not include nonqualified deferred compensation for which the named executive officers are fully vested or payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance. The amounts shown assume termination of employment or a change in control as of January 2, 2010, the last day of our 2009 fiscal year.

Name	Payments upon Termination	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Death or Disability (1)	Change in Control (2)
William E. Berry	Severance and Noncompetition Agreement	$1,600,001	$—	$—	$—
	Bonus	875,200	875,200	875,200	—
	Health Benefits	197,875	—	—	—

	Total	$2,673,076	$875,200	$875,200	$—

Richard P. Johnson	Severance and Noncompetition Agreement	$2,100,037	$—	$—	$—
	Bonus	250,100	250,100	250,100	—
	Health Benefits	59,363	—	—	—

	Total	$2,409,500	$250,100	$250,100	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$835,001	$—	$—	$—
	Bonus	250,100	250,100	250,100	—
	Health Benefits	22,906	—	—	—

	Total	$1,108,007	$250,100	$250,100	$—

David L. Dyckman	Severance and Noncompetition Agreement	$540,001	$—	$—	$—
	Bonus	250,100	250,100	250,100	—
	Health Benefits	19,788	—	—	—

	Total	$809,889	$250,100	$250,100	$—

Daniel K. Brown	Severance and Noncompetition Agreement	$520,000	$—	$—	$—
	Bonus	250,100	250,100	250,100	—
	Health Benefits	19,788	—	—	—

	Total	$789,888	$250,100	$250,100	$—

Phillip E. Marrett	Severance and Noncompetition Agreement	$505,000	$—	$—	$—
	Bonus	250,100	250,100	250,100	—
	Health Benefits	15,271	—	—	—

	Total	$770,371	$250,100	$250,100	$—

(1)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under the our disability plan or payments under the our life insurance plan, as appropriate. These payments are generally available to all employees and are therefore not included in the above table.
(2)	We do not provide our named executive officers with change in control benefits. If a named executive officer was terminated following a change in control, such officer would receive payments pursuant to the employment and severance agreements described above.

Compensation of Directors

During fiscal year 2009, the following compensation was paid to James Hardymon, Donald Hardie, and James Micali, the directors receiving a fee for service who are otherwise not employees of the Company or representatives of our shareholders:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
James F. Hardymon (1)	$50,000	$—	$50,000
Donald Hardie	50,000	—	50,000
James M. Micali (2)	50,000	188,047	238,047

(1)	During fiscal 2008, Mr. Hardymon was granted options to purchase 800 shares of Series A Common Stock and all of these options remained outstanding as of January 2, 2010. The option award had a grant date fair value of $128,902.
(2)	During fiscal 2009, Mr. Micali was granted options to purchase 1,000 shares of Series A Common Stock and all of these options remained outstanding as of January 2, 2010. The option award had a grant date fair value of $188,047.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, David Tayeh and Donald Hardie served on a compensation committee of our board of directors, which reviewed and recommended executive compensation for the named executive officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full board of directors.

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

All of ATDI’s equity is owned by ATDH. ATDH is authorized to issue shares of four series of common stock, each with a par value of $0.01 per share, including Series A Common Stock, Series B Common Stock, Series D Common Stock and Common Stock. Only Series B Common Stock, Series D Common Stock and Common Stock have the right to vote. Holders of Series A Common Stock do not have any voting rights, except that the holders of such series of common stock will have the right to vote as a series to the extent required under the laws of the State of Delaware.

There are 1,500 shares of Series D Common Stock and 307,328 shares of Series B Common Stock outstanding. No shares of Common Stock are outstanding. Holders of Series D Common Stock are entitled to 468 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Holders of Series B Common Stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law.

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

The following tables set forth certain information regarding the beneficial ownership of the voting stock of ATDH. Percentage of beneficial ownership is calculated as of March 15, 2010 and is based on 690,700 shares of Series A common stock outstanding, 307,328 shares of Series B common stock outstanding and 1,500 shares of Series D common stock outstanding. The tables set forth:

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

Series A Common Stock

(Non-Voting Stock)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Series (3)
Richard P. Johnson	31,838	(4)	4.4%
1818 Mezzanine Fund	21,895	(5)	3.1
Joseph P. Donlan	21,895	(5)	3.1
William E. Berry	21,225	(4)	3.0
J. Michael Gaither	10,139	(4)	1.4
Daniel K. Brown	4,566	(6)	*
Phillip E. Marrett	4,566	(6)	*
David L. Dyckman	2,202	(4)	*
James Hardymon	533	(4)	*
James M. Micali	333	(4)	*
Donald Hardie	—		*
Christopher Laws (7)	—		*
D. Randolph Peeler (8)	—		*
David Tayeh (9)	—		*
All of our directors and executive officers as a group (13 persons)	97,297	(10)	12.4

Series B Common Stock

(30.4% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Berkshire Fund VI Limited Partnership (11)	221,970	72.2%
Greenbriar Equity Fund L.P (12)	81,125	26.4
Berkshire Investors LLC (11)	2,616	*
Greenbriar Coinvestment Partners, L.P (12)	1,617	*

Series D Common Stock

(69.6% of Voting Power)

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Series (3)
Investcorp S.A. (13)(14)	1,500	100.0%
Ballet Limited (14)	138	9.2
Denary Limited (14)	138	9.2
Gleam Limited (14)	138	9.2
Highlands Limited (14)	138	9.2
Noble Limited (14)	138	9.2
Outrigger Limited (14)	138	9.2
Quill Limited (14)	138	9.2
Radial Limited (14)	138	9.2
Shoreline Limited (14)	138	9.2
Zinnia Limited (14)	138	9.2
Investcorp Investment Equity Limited (14)	120	8.0

*	Represents less than 1%
(1)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(2)	For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 17, 2010 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	This number reflects the percentage of the number of outstanding shares of such series of our stock, after giving effect to the exercise of options or warrants owned by such person or persons.
(4)	Represents shares of Series A common stock issuable upon the exercise of options.
(5)	Represents shares issuable upon the exercise of warrants. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to exercise investment power over the shares. See Notes 10, 11 and 13 of Notes to Consolidated Financial Statements.
(6)	Includes 2,364 shares of Series A Common Stock held directly and 2,202 shares of Series A common stock issuable upon the exercise of options.
(7)	Mr. Laws is a Director of Greenbriar. Mr. Laws disclaims beneficial ownership over any shares beneficially owned by Greenbriar.
(8)	Mr. Peeler is a Managing Director of Berkshire. Mr. Peeler disclaims beneficial ownership over any shares beneficially owned by Berkshire.
(9)	Mr. Tayeh is a Managing Director of Investcorp. Mr. Tayeh disclaims beneficial ownership over any shares beneficially owned by Investcorp.
(10)	Includes 4,728 shares of Series A Common Stock held directly, 70,674 shares of Series A common stock issuable upon the exercise of options and 21,895 shares of Series A common stock issuable upon the exercise of warrants.
(11)	The business address for these stockholders is c/o Berkshire Partners LLC, 200 Clarendon Street, Boston, MA 02116. Sixth Berkshire Associates LLC, a Massachusetts limited liability company (“Sixth Berkshire”), is the general partner of Berkshire Fund VI. The managing members of Sixth Berkshire are Michael C. Ascione, Bradley M. Bloom, Jane Brock-Wilson, Kevin T. Callaghan, Carl Ferenbach, Christopher J. Hadley, Lawrence S. Hamelsky, Ross M. Jones, Richard K. Lubin, D. Randolph Peeler, and Robert J. Small (the “Sixth Berkshire Principals” and together with Joshua A. Lutzker, the “Berkshire Principals”). The Berkshire Principals are the managing members of Investors and Berkshire Partners. This beneficial owner is a party to the stockholders agreement.

(12)	The address for this beneficial holder is c/o Greenbriar Equity Group LLC, 555 Theodore Fremd Avenue, Suite A-201, Rye, New York 10580. This beneficial owner is a party to the stockholders agreement.
(13)	Investcorp S.A. does not directly own any of our stock but may be deemed to share beneficial ownership as described below. The number of shares of stock shown as owned by Investcorp S.A. includes all of the shares owned by Investcorp Investment Equity Limited. Investcorp S.A. owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and disposition of our voting stock owned by such entity for so long as such agreement is in effect. Investcorp’s address is 37 rue Notre-Dame, Luxembourg.
(14)	The address for this beneficial owner is c/o Investcorp International, Inc, 280 Park Avenue, 36th Floor, New York, NY 10017.

The following table provides information as of January 2, 2010, with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	170,910	$148.55	41,842
Equity compensation plans not approved by shareholders	—	—	—

Total	170,910	$148.55	41,842

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Notes 10, 11 and 13 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2009 and as of January 2, 2010, a majority of our directors do not meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2009 and 2008.

	2009	2008
	(in thousands)
Audit Fees (a)	$602	$512
Audit-Related Fees (b)	316	719
Tax Fees (c)	—	12

Total	$918	$1,243

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(b)	Audit-related fees include payment for services in connection with our acquisitions as well as consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

•	Consolidated Statements of Operations for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007

•	Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007

•	Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For Fiscal Years Ended January 2, 2010, January 3, 2009, and December 29, 2007

(in thousands)

	Balance Beginning of Year	Additions				Deductions		Balance End of Year
		Charged to Costs and Expenses		Charged to Other Accounts
2009
Allowance for doubtful accounts	$2,314	$1,381		$—		$(1,415	)(1)	$2,280
Acquisition exit cost reserves (2)	15,273	(2,699)		1,643	(3)	(5,513)		8,704
Inventory reserves	865	136	(4)	—		—		1,001
Sales returns and allowances	1,679	2,892		—		(3,316)		1,255
Valuation allowance on deferred tax assets	651	907		—		—		1,558
2008
Allowance for doubtful accounts	$2,093	$2,515		$—		$(2,294	)(1)	$2,314
Acquisition exit cost reserves (2)	5,749	(16)		11,292	(3)	(1,752)		15,273
Inventory reserves	1,045	(180	)(4)	—		—		865
Sales returns and allowances	1,731	3,108		—		(3,160)		1,679
Valuation allowance on deferred tax assets	169	482		—		—		651
2007
Allowance for doubtful accounts	$1,469	$854		$—		$(230	)(1)	$2,093
Acquisition exit cost reserves (2)	3,584	378		2,690	(3)	(903)		5,749
Inventory reserves	1,852	(807	)(4)	—		—		1,045
Sales returns and allowances	1,870	2,151		—		(2,290)		1,731
Valuation allowance on deferred tax assets	—	169		—		—		169

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents facilities closing cost of acquired Am-Pac, Gray’s Tire and Martino Tire distribution centers recorded during purchase accounting due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Amounts represent net changes in reserve levels for additionally calculated requirements or reductions resulting from sale off or scrapping of obsolete inventories.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

3.	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

3.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed February 5, 2010).

3.3	Certificate of Designation, Preferences and Rights of 8% Cumulative Redeemable Preferred Stock of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed February 5, 2010).

3.4	Amended and Rested Bylaws of American Tire Distributors Holdings, Inc. (incorporated herein by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.1	Indenture, dated as of March 31, 2005, among American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Holdings Indenture”) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.2	Indenture, dated as of March 31, 2005, among ATD MergerSub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Note Indenture”) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.3	Indenture, dated as of March 31, 2005, among ATD MergerSub, Inc., American Tire Distributors Holdings, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Note Indenture”) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.4	Supplemental Indenture, dated as of March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., Target Tire, Inc. and Wachovia Bank, National Association, as Trustee (the “Floating Rate Supplemental Indenture”) (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.5	Supplemental Indenture, dated as of March 31, 2005, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc. and Wachovia Bank, National Association, as Trustee (the “Fixed Rate Supplemental Indenture”) (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed
May 13, 2005).

4.6	Form of Holdings Senior Discount Note (incorporated herein by reference to Exhibit 4.1, Exhibit A, to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.7	Form of the Company Floating Rate Note (incorporated herein by reference to Exhibit 4.2, Exhibit A, to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.8	Form of the Company Fixed Rate Note (incorporated herein by reference to Exhibit 4.3, Exhibit A, to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.9	Warrant Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and The 1818 Mezzanine Fund II, L.P. (incorporated herein by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

4.10	Form of Warrant Certificate (incorporated herein by reference to Exhibit 10.65, Exhibit A, to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005)

10.1	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2005, among the American Tire Distributors, Inc., The Speed Merchant, Inc., T.O. Haas Tire Co., Inc., T.O. Haas Holding Co., Inc., Texas Market Tire, Inc., Texas Market Tire Holdings I, Inc., Target Tire, Inc., ATD MergerSub, Inc., as Borrowers and Banc of America Securities LLC, as Book Running Manager, Wachovia Capital Markets LLC, GECC Capital Markets Group, Inc., and Banc of America Securities LLC, each as Co-Lead Arranger, Wachovia Bank, National Association and General Electric Capital Corporation as Co-Syndication Agents and Bank of America, N.A. as administrative agent and collateral agent for the Lenders (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.2	First Amendment to Fourth Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Second Amendment to Fourth Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Third Amendment to Fourth Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2006).

10.5	Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed February 5, 2010).

10.6	Fifth Amendment to Fourth Amended and Restated Loan and Security Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 14, 2007).

10.7	Registration Rights Agreement, made as of March 31, 2005, by American Tire Distributors, Inc for the benefit of the Holders thereto with respect to Senior Floating Rate Notes due 2012 and 10.750% Senior Notes due 2013 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.8	Registration Rights Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Banc of America Securities, LLC, Credit Suisse First Boston, LLC and Wachovia Capital Markets, LLC, with respect to 13% Senior Discount Notes due 2013 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.9	Stockholders Agreement, dated as of March 31, 2005, by and among American Tire Distributors Holdings, Inc. and each person listed on the signature pages hereto (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.10	American Tire Distributors Holdings, Inc. 2005 Management Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.11	American Tire Distributors, Inc. Stock Option Agreements, dated as of June 12, 2002, between the American Tire Distributors, Inc. and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 28, 2003).

10.12	Form of Incentive Option Agreement under the 2005 Management Stock Incentive Plan for certain executive officers (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.13	Form of Base Option Agreement under the 2005 Management Stock Incentive Plan for certain executive officers (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.14	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.15	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and William Berry (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.16	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.17	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.18	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.19	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Scott A. Deininger (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.20	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006).

10.21	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.22	Rollover Stock Option Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.23	Rollover Stock Option Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and William E. Berry (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.24	Rollover Stock Option Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and J. Michael Gaither (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.25	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Scott A. Deininger (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.26	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Keith Calcagno (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.27	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Daniel K. Brown (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.28	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Phillip E. Marrett (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.29	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas D. Gibson (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.30	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Thomas L. Dawson (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.31	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Lawrence B. Stoddard (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.32	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and Leon J. Sawyer (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.33	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and George J. Bender (incorporated herein by reference to Exhibit 10.59 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.34	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and James Gill (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.35	Stock Purchase Agreement, dated as of March 31, 2005, between American Tire Distributors Holdings, Inc. and James L. Matthews (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form S-4 filed May 13, 2005).

10.36	Stock Purchase Agreement, dated as of December 18, 2008, by and among American Tire Distributors, Inc., ITOCHU International Inc., ITOCHU Corporation and Am-Pac Tire Dist. Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2008).

10.37	Second Amendment to Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q filed May 18, 2009).

10.38	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed June 3, 2009).

10.39	Form of First Amendment to Incentive Option Agreement under the 2005 Management Stock Incentive Plan for certain executive officers.*

10.40	Form of First Amendment to Base Option Agreement under the 2005 Management Stock Incentive Plan for certain executive officers.*

12.1	Statement re: Computation of Ratio.*

21.1	Chart of Subsidiaries of the Company.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 17, 2010.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2010.

Signature	Title	Date

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Executive Officer (Principle Executive Officer)	March 17, 2010

/s/ DAVID L. DYCKMAN David L. Dyckman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2010

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 17, 2010

/s/ RICHARD P. JOHNSON Richard P. Johnson	Chairman and Director	March 17, 2010

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 17, 2010

/s/ DONALD HARDIE Donald Hardie	Director	March 17, 2010

/S/ JAMES HARDYMON James Hardymon	Director	March 17, 2010

/s/ CHRISTOPHER LAWS Christopher Laws	Director	March 17, 2010

/s/ JAMES M. MICALI James M. Micali	Director	March 17, 2010

D. Randolph Peeler	Director	March 17, 2010

/s/ DAVID TAYEH David Tayeh	Director	March 17, 2010