Form 10-Q
period 2010-04-03
American Tire Distributors Holdings, Inc.
filed 2010-05-12
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Number of common shares outstanding at May 3, 2010: 999,528

Cautionary Statements on Forward-Looking Information

This Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our business and financial outlook that are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Form 10-Q, except as required by the federal securities laws.

Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

•	general business and economic conditions in the United States and other countries, including uncertainty as to changes and trends;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to execute key strategies, including pursuing acquisitions and successfully integrating and operating acquired companies;

•	the ability of our customers and suppliers to obtain financing related to funding their operations in the current economic market;

•	the financial condition of our customers, many of which are small businesses with limited financial resources;

•	changing relationships with customers, suppliers and strategic partners;

•	changes in state or federal laws or regulations affecting the tire industry;

•	impacts of competitive products and changes to the competitive environment;

•	acceptance of new products in the market; and unanticipated expenditures.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	April 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$7,630	$7,290
Restricted cash	9,750	9,750
Accounts receivable, net of allowance for doubtful accounts of $1,188 and $2,280	211,862	188,888
Inventories	383,497	388,901
Assets held for sale	1,067	458
Deferred income taxes	13,043	10,657
Other current assets	9,804	11,717

Total current assets	636,653	617,661

Property and equipment, net	59,882	61,775
Goodwill	370,508	375,734
Other intangible assets, net	226,914	226,682
Other assets	17,589	18,772

Total assets	$1,311,546	$1,300,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$349,461	$368,852
Accrued expenses	23,973	37,513
Current maturities of long-term debt	7,524	13,979

Total current liabilities	380,958	420,344

Long-term debt	582,079	535,597
Deferred income taxes	74,502	75,636
Other liabilities	11,574	11,800
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	27,293	26,600
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,172 shares issued and 690,700 shares outstanding	7	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,328 shares issued and outstanding	3	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares have been issued	—	—
Additional paid-in capital	224,222	218,348
Warrants	4,631	4,631
Retained earnings	8,037	9,922
Accumulated other comprehensive loss	(1,660)	(2,164)
Treasury stock, at cost, 472 shares of Series A Common Stock	(100)	(100)

Total stockholders’ equity	235,140	230,647

Total liabilities and stockholders’ equity	$1,311,546	$1,300,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Quarter Ended April 3, 2010	Quarter Ended April 4, 2009
Net sales	$559,622	$538,278
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	465,106	446,679
Selling, general and administrative expenses	84,681	83,687

Operating income	9,835	7,912
Other expense:
Interest expense	(13,030)	(13,860)
Other, net	(229)	(190)

Loss from operations before income taxes	(3,424)	(6,138)
Income tax benefit	(1,539)	(2,889)

Net loss	$(1,885)	$(3,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Warrants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance, January 2, 2010	999,528	$10	$218,348	$4,631	$9,922	$(2,164)	$(100)	$230,647
Comprehensive loss:
Net loss	—	—	—	—	(1,885)	—	—	(1,885)
Change in value of derivative instrument, net of income taxes of $0.3 million	—	—	—	—	—	504	—	504

Total comprehensive loss	—	—	—	—	—	—	—	(1,381)
Stock-based compensation expense	—	—	5,874	—	—	—	—	5,874

Balance, April 3, 2010	999,528	$10	$224,222	$4,631	$8,037	$(1,660)	$(100)	$235,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Quarter Ended April 3, 2010	Quarter Ended April 4, 2009
Cash flows from operating activities:
Net loss	$(1,885)	$(3,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	8,793	7,275
Amortization of other assets	1,211	1,210
Provision for doubtful accounts	512	393
Benefit for deferred income taxes	(3,846)	(1,620)
Accretion of 8% cumulative preferred stock	111	111
Accrued dividends on 8% cumulative preferred stock	583	538
Stock-based compensation	5,874	246
Other, net	710	62
Change in operating assets and liabilities:
Accounts receivable	(23,486)	(14,327)
Inventories	5,404	73,079
Other current assets	1,913	605
Accounts payable and accrued expenses	(23,934)	(23,597)
Other, net	(517)	1,121

Net cash (used in) provided by operating activities	(28,557)	41,847

Cash flows from investing activities:
Purchase of property and equipment	(2,304)	(2,450)
Purchase of assets held for sale	(735)	(281)
Proceeds from sale of property and equipment	78	28
Proceeds from disposal of assets held for sale	—	657
Acquisitions, net of cash acquired	—	(213)

Net cash used in investing activities	(2,961)	(2,259)

Cash flows from financing activities:
Borrowings from revolving credit facility	519,583	674,497
Repayments of revolving credit facility	(472,817)	(668,436)
Outstanding checks	(8,169)	(44,174)
Payment of Discount Notes	(6,263)	—
Payments of other long-term debt	(476)	(870)

Net cash provided by (used in) financing activities	31,858	(38,983)

Net increase in cash and cash equivalents	340	605
Cash and cash equivalents, beginning of period	7,290	8,495

Cash and cash equivalents, end of period	$7,630	$9,100

Supplemental disclosures of cash flow information—
Cash payments for interest	$20,049	$17,889

Cash payments for taxes, net	$480	$395

Supplemental disclosures of noncash activities—
Capital expenditures financed by debt	$—	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “ATDH” or “Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. a Delaware corporation (“ATDI”). ATDH has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of ATDH presented under accounting principles generally accepted in the United States. ATDI is primarily engaged in the wholesale distribution of tires, custom wheels, and related automotive service equipment and has one operating and reportable segment. The “Company” herein refers to ATDH and its consolidated subsidiaries.

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The consolidated results of operations and cash flows for the quarter ended April 3, 2010 are not necessarily indicative of the operating results and cash flows that will be reported for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 3, 2010 and April 4, 2009 each contain operating results for 13 weeks.

3. Stock Options:

On March 10, 2010, the Company’s board of directors approved a discretionary vesting of certain previously unvested stock options. This discretionary vesting was evaluated in conjunction with the accounting standard for modification of stock options. The fair value of these options using the Black-Scholes option pricing model was $563.00. The fair value of these options was determined using the following assumptions: a risk-free interest rate of 1.26%; no dividend yield; expected remaining life of 2 years and 3 months; and 44% volatility. As the Company does not have sufficient historical volatility data for its own common stock, the stock price volatility utilized in the calculation above is based on the Company’s peer group in the industry in which it does business. As a result of this evaluation, the Company recorded non-cash compensation expense of $5.9 million in first quarter 2010, which is included in selling, general, and administrative expenses within the accompanying condensed consolidated statements of operations. For first quarter 2009, the Company recorded compensation expense related to stock option grants of $0.2 million, which is included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations.

4. Inventories:

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. All of the Company’s inventory is collateral under the revolving credit facility. See Note 8 for further information.

5. Assets Held for Sale:

As of April 3, 2010, the Company has several residential properties, with a carrying value of $1.1 million, classified as assets held for sale. The Company acquired these properties as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

6. Acquisitions:

On December 18, 2008, the Company completed the purchase of all of the issued and outstanding capital stock of Am-Pac Tire Dist., Inc., which we refer to as Am-Pac, pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of this acquisition was approximately $74.7 million, consisting of $71.1 million in cash, of which $9.8 million is held in escrow and $59.1 million was used to pay off Am-Pac’s outstanding debt, and $3.6 million in direct acquisition costs. The amount held in escrow has been excluded from the allocation of the cost of the assets acquired and liabilities assumed as it represents contingent consideration for which the contingency has not been resolved or for which the contingency period has not lapsed. Unless the Company makes a proper claim for indemnity, as related to litigation, environmental and tax matters, as well as, other claims as described in the Stock Purchase Agreement, prior to the eighteenth (18th) month anniversary of the closing, any amounts remaining in escrow plus any of the proceeds earned thereon will be released to the sellers and will result in an increase to goodwill.

7. Goodwill and Other Intangible Assets:

The Company has recorded, at April 3, 2010, goodwill of $370.5 million, of which approximately $24.1 million of net goodwill is deductible for income tax purposes in future periods.

Other intangible assets represent customer lists, tradenames, noncompete agreements and favorable leases. Intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. All other intangible assets with finite lives are being amortized on a straight-line or accelerated basis over periods ranging from one to seventeen years. The following table sets forth the gross amount and accumulated amortization of the intangible assets at April 3, 2010 and January 2, 2010 (in thousands):

	Estimated Useful Life (years)	April 3, 2010		January 2, 2010
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	17	$250,173	$71,125	$245,266	$66,545
Noncompete agreements	2	500	96	500	39
Tradenames	1	150	60	150	30
Favorable leases	7	200	37	200	29

Total amortizable intangible assets		$251,023	$71,318	$246,116	$66,643

In addition, the Company had $47.2 million of indefinite lived intangible assets at April 3, 2010 and January 2, 2010.

During the first quarter of 2010, the Company has recorded an out of period adjustment to its financial statements to correct an error related to the final adjustments recorded to goodwill upon sale of its retail stores in fiscal 2009. Upon review of these adjustments, the Company determined that $4.9 million previously recorded as goodwill should have been recorded as customer list intangibles at the time of the sale of the retail stores. Consequently, the Company has recorded an out-of-period adjustment related to the amortization of the customer list intangible and a non-cash charge related to a single retail store that was shut-down. In aggregate, the out-of-period non-cash charge included in the first quarter of 2010 approximates $0.4 million and is included within selling, general and administrative expenses within the accompanying condensed consolidated statements of operations. The Company evaluated these errors in relation to the periods in which they originated, the current period in which they were corrected, and the estimated income for the full fiscal year, including the trend of earnings. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $13.7 million for the remaining nine months in 2010, $16.2 million in 2011, $15.6 million in 2012, $15.1 million in 2013 and $14.8 million in 2014.

8. Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

In March 2005, the Company entered into an amended and restated credit agreement which, as subsequently amended, (the “revolving credit facility”) provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. The revolving credit facility is collateralized by a pledge of substantially all assets of ATDI. As of April 3, 2010, the outstanding revolving credit facility balance was $232.1 million. In addition, the Company had certain letters of credit outstanding at April 3, 2010 in the aggregate amount of $7.9 million and $137.0 million was available for additional borrowings. The revolving credit facility matures on December 31, 2011.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at either (i) the Base Rate, as defined, plus the applicable margin (0.0% as of April 3, 2010) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (1.3% as of April 3, 2010). At April 3, 2010 and January 2, 2010, borrowings under the revolving credit facility were at a weighted average interest rate of 1.7%. The applicable margin for the loans varies based upon a performance grid, as defined in the revolving credit facility.

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

The revolving credit facility contains customary covenants, including covenants that restrict ATDI and its subsidiaries’ ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements or organizational documents relating to preferred stock or change the business the Company conducts. In addition, ATDH guarantees the obligations of its subsidiaries under the revolving credit facility, has pledged the stock of ATDI as collateral, and is subject to limitations under the guarantee on its ability to engage in actions other than those of a holding company, to incur indebtedness or liens, and to enter into guarantees. If the amount available for additional borrowing under the revolving credit facility falls below $35.0 million (subject to adjustments based on the outstanding amount of the loans), then ATDI and its subsidiaries would become subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 3, 2010 and January 2, 2010, the Company had more than $35.0 million available to draw under the revolving credit facility and was therefore not subject to the additional covenant.

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

The Company may redeem the Discount Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 101.0% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. On April 1, 2010, as required under the indenture agreement, the Company redeemed 12.165% of the outstanding Discount Notes’ principal amount. The Company paid this principal repayment through the use of its revolving credit facility.

2013 Notes

On March 31, 2005, ATDI issued the 2013 Notes, which mature April 1, 2013, in an aggregate principal amount of $150.0 million, generating net proceeds of approximately $144.2 million. The 2013 Notes bear interest at a fixed rate of 10.75%. Interest on the 2013 Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 2013 Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 102.688% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011.

Floating Rate Notes

On March 31, 2005, ATDI issued the Floating Rate Notes, which mature April 1, 2012, in an aggregate principal amount of $140.0 million, generating net proceeds of approximately $134.5 million. The Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 6.25%, reset on January 1, April 1, July 1 and October 1 of each year. The interest rate applicable to the Floating Rate Notes was 6.5% for the three months ended April 3, 2010 and 7.69% for the three months ended April 4, 2009. The Company may redeem the Floating Rate Notes at its option, at any time, in whole or in part, upon not less than 30 nor more than 60 days notice, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest.

The indentures governing the 2013 Notes, Floating Rate Notes, and the Discount Notes limits, among other things, the Company’s ability to incur additional debt (subject to certain exceptions including debt under its revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of the Company’s stock, unless the ratio of its Adjusted EBITDA to consolidated interest expense (as defined in the indentures), each calculated on a pro forma basis for the proposed transaction, would have been at least 2.0 to 1.0 for the four fiscal quarters prior to the proposed transaction. For the four fiscal quarters ended April 3, 2010, the Company’s ratio of Adjusted EBITDA to consolidated interest expense, each as calculated under the indentures governing the three series of outstanding notes, was 1.7 to 1.0. Because the Company currently does not satisfy the 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio contained in the Company’s three series of outstanding notes, the Company is currently limited in its ability to, among other things, incur additional debt (subject to certain exceptions including debt under its revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of its stock. These restrictions do not interfere with the day-to-day-conduct of the Company’s business. Moreover, the indentures do not require the Company to maintain any financial performance metric or ratio in order to avoid a default.

Derivative Instruments

The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable rate debt. In order to manage a portion of this risk, the Company entered into interest rate swap agreements on October 11, 2005 (the “2005 Swap”) and June 4, 2009 (the “2009 Swap”). These interest rate swap agreements represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 3, 2010, the 2005 Swap in place covers a notional amount of $85.0 million of the $140.0 million Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. In accordance with accounting standards, the 2005 Swap has been designated as a cash flow hedge and has met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, the Company recognizes the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss).

At April 3, 2010, the 2009 Swap in place covers a notional amount of $100.0 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheet and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. For the quarter ended April 3, 2010, $0.3 million has been recorded as interest expense within the accompanying condensed consolidated statements of operations based upon the change in fair value for the 2009 Swap.

As of April 3, 2010, the Company holds no other derivative instruments and has historically not entered into derivatives for trading or speculative purposes. In addition, during the next 12 months, management anticipates that a loss of approximately $1.9 million will be reclassified from accumulated other comprehensive loss into the consolidated statement of operations.

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

At April 3, 2010 and January 2, 2010, the fair values of the Company’s derivative instruments were recorded as follows (in thousands):

	Derivative Liability
	April 3, 2010		January 2, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument
Interest rate swap	Accrued expenses	$2,740	Accrued expenses	$3,570
Derivative not designated as a hedging instrument
Interest rate swap	Other liabilities	1,132	Other liabilities	870

Total derivatives		$3,872		$4,440

The pre-tax effect of the derivative instruments on the condensed consolidated statement of operations for the quarters ended April 3, 2010 and April 4, 2009 was as follows (in thousands):

Interest Rate Swap Designated as Cash Flow Hedge	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Quarter ended April 3, 2010	$(102)	Interest expense	$932
Quarter ended April 4, 2009	(385)	Interest expense	702

Interest Rate Swap Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Quarter ended April 3, 2010	Interest expense	$(262)
Quarter ended April 4, 2009	Interest expense	—

9. Fair Value of Financial Instruments:

The Company adopted the accounting standard that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements for nonfinancial assets and nonfinancial liabilities on January 4, 2009 (the first day of its 2009 fiscal year). The nonfinancial assets and nonfinancial liabilities for which the Company will apply the fair value provisions of this standard include goodwill, intangible and other long-lived assets and business combinations. The adoption of this standard for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations or financial position.

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

The following tables present the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of April 3, 2010 and January 2, 2010 (in thousands):

	Fair Value Measurements at April 3, 2010 Using
	April 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,504	$2,504	$—	$—

Total Assets	$2,504	$2,504	$—	$—

Liabilities
Interest rate swaps (b)	$3,872	$—	$3,872	$—

Total Liabilities	$3,872	$—	$3,872	$—

	Fair Value Measurements at January 2, 2010 Using
	January 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Rabbi trust (a)	$2,444	$2,444	$—	$—

Total Assets	$2,444	$2,444	$—	$—

Liabilities
Interest rate swaps (b)	$4,440	$—	$4,440	$—

Total Liabilities	$4,440	$—	$4,440	$—

(a)	Based on the fair value of investments, which are traded in active markets, corresponding to employees’ investment elections. Amount is included within other non-current assets in the accompanying condensed consolidated balance sheets.
(b)	Based on quoted prices for similar instruments from a financial institution that is a counterparty to the transactions. Amount is included within accrued expenses and other non-current liabilities in the accompanying condensed consolidated balance sheet.

As of April 3, 2010, the Company’s deferred compensation plan assets, held in a rabbi trust, were invested in approximately ten diversified and long standing mutual fund portfolios. The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other-than-temporary. The Company's other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the nature of the holdings, and the sectors in which the portfolios are invested. No impairment charge was recorded during the quarters ended April 3, 2010 and April 4, 2009.

The following table presents the estimated fair value of the Company’s long-term, senior notes at April 3, 2010 and January 2, 2010 based upon quoted market prices (in thousands):

	Fair Value at April 3, 2010	Carrying Value at April 3, 2010	Fair Value at January 2, 2010	Carrying Value at January 2, 2010
2013 Notes	$153,000	$150,000	$138,000	$150,000
Floating Rate Notes	137,200	140,000	116,200	140,000
Discount Notes	45,895	45,217	50,450	51,480

10. Income Taxes:

The income tax benefit recorded for the quarter ended April 3, 2010 of 44.9% and the income tax benefit recorded for the quarter ended April 4, 2009 of 47.1% are based on an annual estimated effective tax rate which takes into account year-to-date income and projected results for the full year. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2010 as compared to 2009. The final effective tax rate for fiscal 2010 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

At April 3, 2010, the Company had unrecognized tax benefits of $0.9 million, of which $0.3 million is included within accrued expenses and $0.6 million is included within other liabilities within the accompanying condensed consolidated balance sheet. Of the Company’s $0.9 million unrecognized tax benefits as of April 3, 2010, only $0.3 million is anticipated to have an affect on the Company’s effective tax rate, if recognized. In addition, of the Company’s $0.9 million liability for uncertain tax positions, approximately $0.6 million relates to temporary timing differences. During the next 12 months, management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $0.1 million due to expiration of statutes of limitations, all of which would reduce income tax expense.

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

11. Redeemable Preferred Stock:

In connection with the acquisition of ATDI, ATDH issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”) in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8.0%. The dividends and accretion of the carrying amount to the redemption amount is recorded as interest expense in the accompanying condensed consolidated statements of operations. ATDH’s Board of Directors is not obligated to declare dividends and the preferred stock provides no monetary penalties for a failure to declare dividends. The cumulative preferred stock may be redeemed by ATDH at any time beginning on the first anniversary of the issuance of the stock and will be required to be redeemed upon a change of control of ATDH and at its maturity in 2015. The 8% cumulative mandatorily redeemable preferred stock is classified as a noncurrent liability in the accompanying condensed consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance.

12. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to Winston Tire Company, its discontinued retail segment. As of April 3, 2010, the Company’s total obligations, as guarantor on these leases, are approximately $5.4 million extending over nine years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $5.0 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 10 for further description of the accounting standards for income taxes and the related impacts.

13. Shipping and Handling Costs:

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $25.9 million and $23.9 million for the quarters ended April 3, 2010 and April 4, 2009, respectively. Shipping revenue is classified within net sales in accordance with accounting standards on shipping and handling fees and costs.

14. Recently Issued Accounting Pronouncements:

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

15. Subsequent Event:

On April 20, 2010, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Accelerate Holdings Corp., a Delaware corporation (the “Buyer”), Accelerate Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Buyer (“Merger Sub”), and Investcorp International, Inc., solely in its capacity as a representative of the stockholders, optionholders and warrantholders of the Company (the “Stockholders Representative”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of the Buyer. The Buyer is controlled by affiliates of TPG Capital, L.P. (“TPG”).

Upon consummation of the Merger, the Buyer will pay, or cause to be paid, consideration for the Company’s outstanding equity (including “in-the-money” stock options and warrants) consisting of aggregate payments of approximately $1.3 billion less the amount of estimated funded indebtedness, estimated transaction expenses, aggregate redemption payments with respect to the Company’s outstanding preferred stock, certain holdback amounts plus the amount of estimated cash, plus or minus certain working capital adjustments, if any. In connection with the consummation of the Merger, it is expected that the Company’s debt will be repaid and/or refinanced with residual proceeds going toward the Company’s current stockholders, optionholders and warrantholders. The consummation of the Merger is expected to occur in the second quarter of 2010.

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

The condensed consolidating financial information for the Company is as follows (amounts in thousands):

Condensed consolidating balance sheets as of April 3, 2010 and January 2, 2010 are as follows:

	As of April 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,934	$696	$—	$7,630
Restricted cash	—	—	9,750	—	9,750
Accounts receivable, net	—	210,495	1,367	—	211,862
Inventories	—	383,497	—	—	383,497
Assets held for sale	—	1,067	—	—	1,067
Intercompany receivables	—	—	25,174	(25,174)	—
Other current assets	—	17,374	5,473	—	22,847

Total current assets	—	619,367	42,460	(25,174)	636,653

Property and equipment, net	—	53,166	6,716	—	59,882
Goodwill and other intangible assets, net	—	578,803	18,619	—	597,422
Investment in subsidiaries	313,459	58,967	—	(372,426)	—
Other assets	1,396	16,183	10	—	17,589

Total assets	$314,855	$1,326,486	$67,805	$(397,600)	$1,311,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$348,650	$811	$—	$349,461
Accrued expenses	58	21,590	2,325	—	23,973
Current maturities of long-term debt	—	7,508	16	—	7,524
Intercompany payables	7,147	18,027	—	(25,174)	—

Total current liabilities	7,205	395,775	3,152	(25,174)	380,958

Long-term debt	45,217	536,841	21	—	582,079
Deferred income taxes	—	70,890	3,612	—	74,502
Other liabilities	—	9,521	2,053	—	11,574
Redeemable preferred stock	27,293	—	—	—	27,293
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	(345,557)	—
Common stock	10	—	—	—	10
Additional paid-in capital	224,222	—	—	—	224,222
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	8,037	34,497	(5,968)	(28,529)	8,037
Accumulated other comprehensive loss	(1,660)	(1,660)	—	1,660	(1,660)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	235,140	313,459	58,967	(372,426)	235,140

Total liabilities and stockholders’ equity	$314,855	$1,326,486	$67,805	$(397,600)	$1,311,546

	As of January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,566	$724	$—	$7,290
Restricted cash	—	—	9,750	—	9,750
Accounts receivable, net	—	188,573	315	—	188,888
Inventories	—	388,901	—	—	388,901
Assets held for sale	—	458	—	—	458
Intercompany receivables	2,066	—	26,533	(28,599)	—
Other current assets	—	15,798	6,576	—	22,374

Total current assets	2,066	600,296	43,898	(28,599)	617,661

Property and equipment, net	—	54,017	7,758	—	61,775
Goodwill and other intangible assets, net	—	583,153	19,263	—	602,416
Investment in subsidiaries	310,255	60,981	—	(371,236)	—
Other assets	1,483	17,275	14	—	18,772

Total assets	$313,804	$1,315,722	$70,933	$(399,835)	$1,300,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$367,793	$1,059	$—	$368,852
Accrued expenses	5,077	29,656	2,780	—	37,513
Current maturities of long-term debt	6,263	7,700	16	—	13,979
Intercompany payables	—	28,599	—	(28,599)	—

Total current liabilities	11,340	433,748	3,855	(28,599)	420,344

Long-term debt	45,217	490,356	24	—	535,597
Deferred income taxes	—	72,023	3,613	—	75,636
Other liabilities	—	9,340	2,460	—	11,800
Redeemable preferred stock	26,600	—	—	—	26,600
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	(345,557)	—
Common stock	10	—	—	—	10
Additional paid-in capital	218,348	—	—	—	218,348
Warrants	4,631	—	—	—	4,631
Accumulated earnings (deficit)	9,922	31,797	(3,954)	(27,843)	9,922
Accumulated other comprehensive loss	(2,164)	(2,164)	—	2,164	(2,164)
Treasury stock, at cost	(100)	—	—	—	(100)

Total stockholders’ equity	230,647	310,255	60,981	(371,236)	230,647

Total liabilities and stockholders’ equity	$313,804	$1,315,722	$70,933	$(399,835)	$1,300,624

Condensed consolidating statements of operations for the quarters ended April 3, 2010 and April 4, 2009 are as follows:

	For the Quarter Ended April 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$559,934	$(312)	$—	$559,622
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	465,105	1	—	465,106
Selling, general and administrative expenses	5,875	75,479	3,327	—	84,681

Operating (loss) income	(5,875)	19,350	(3,640)	—	9,835
Other (expense) income:
Interest expense	(2,454)	(10,576)	—	—	(13,030)
Other, net	—	(210)	(19)	—	(229)
Equity earnings of subsidiaries	2,700	(2,014)	—	(686)	—

(Loss) income from operations before income taxes	(5,629)	6,550	(3,659)	(686)	(3,424)
Income tax (benefit) provision	(3,744)	3,850	(1,645)	—	(1,539)

Net (loss) income	$(1,885)	$2,700	$(2,014)	$(686)	$(1,885)

	For the Quarter Ended April 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$—	$463,001	$75,277	$—	$538,278
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	386,843	59,836	—	446,679
Selling, general and administrative expenses	250	66,125	17,312	—	83,687

Operating (loss) income	(250)	10,033	(1,871)	—	7,912
Other (expense) income:
Interest expense	(2,410)	(11,449)	(1)	—	(13,860)
Other, net	—	32	(222)	—	(190)
Equity earnings of subsidiaries	(1,840)	(1,108)	—	2,948	—

Loss from operations before income taxes	(4,500)	(2,492)	(2,094)	2,948	(6,138)
Income tax benefit	(1,251)	(652)	(986)	—	(2,889)

Net loss	$(3,249)	$(1,840)	$(1,108)	$2,948	$(3,249)

Condensed consolidating statements of cash flows for the quarters ended April 3, 2010 and April 4, 2009 are as follows:

	For the Quarter Ended April 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,885)	$2,700	$(2,014)	$(686)	$(1,885)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles and other assets	89	8,694	1,221	—	10,004
Provision (benefit) for doubtful accounts	—	1,599	(1,087)	—	512
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accrued dividends on 8% cumulative preferred stock	583	—	—	—	583
Stock-based compensation	5,874	—	—	—	5,874
Benefit for deferred income taxes	—	(3,845)	(1)	—	(3,846)
Other, net	1	391	318	—	710
Equity earnings of subsidiaries	(2,700)	2,014	—	686	—
Intercompany	9,213	(10,701)	1,488	—	—
Change in assets and liabilities:
Accounts receivable	—	(23,521)	35	—	(23,486)
Inventories	—	5,404	—	—	5,404
Other current assets	—	810	1,103	—	1,913
Accounts payable and accrued expenses	(5,021)	(18,210)	(703)	—	(23,934)
Other, net	(2)	(110)	(405)	—	(517)

Net cash provided by (used in) operations	6,263	(34,775)	(45)	—	(28,557)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,304)	—	—	(2,304)
Purchase of assets held for sale	—	(735)	—	—	(735)
Proceeds from sales of property and equipment	—	58	20	—	78

Net cash (used in) provided by investing activities	—	(2,981)	20	—	(2,961)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	519,583	—	—	519,583
Repayments of revolving credit facility	—	(472,817)	—	—	(472,817)
Outstanding checks	—	(8,169)	—	—	(8,169)
Payment of Discount Notes	(6,263)	—	—	—	(6,263)
Payments of other long-term debt	—	(473)	(3)	—	(476)

Net cash (used in) provided by financing activities	(6,263)	38,124	(3)	—	31,858

Net increase (decrease) in cash and cash equivalents	—	368	(28)	—	340
Cash and cash equivalents, beginning of period	—	6,566	724	—	7,290

Cash and cash equivalents, end of period	$—	$6,934	$696	$—	$7,630

	For the Quarter Ended April 4, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(3,249)	$(1,840)	$(1,108)	$2,948	$(3,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles and other assets	89	7,917	479	—	8,485
Provision for doubtful accounts	—	392	1	—	393
Accretion of 8% cumulative preferred stock	111	—	—	—	111
Accrued dividends on 8% cumulative preferred stock	538	—	—	—	538
(Benefit) provision for deferred income taxes	—	(1,621)	1	—	(1,620)
Other, net	246	60	2	—	308
Equity earnings of subsidiaries	1,840	1,108	—	(2,948)	—
Intercompany	2,089	(1,660)	(429)	—	—
Change in assets and liabilities:
Accounts receivable	—	(20,028)	5,701	—	(14,327)
Inventories	—	47,205	25,874	—	73,079
Other current assets	2	567	36	—	605
Accounts payable and accrued expenses	(1,667)	6,034	(27,964)	—	(23,597)
Other, net	1	1,252	(132)	—	1,121

Net cash provided by operations	—	39,386	2,461	—	41,847

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4)	(209)	—	(213)
Purchase of property and equipment	—	(2,307)	(143)	—	(2,450)
Purchase of assets held for sale	—	(281)	—	—	(281)
Proceeds from sale of property and equipment	—	28	—	—	28
Proceeds from disposal of assets held for sale	—	657	—	—	657

Net cash used in investing activities	—	(1,907)	(352)	—	(2,259)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	674,497	—	—	674,497
Repayments of revolving credit facility	—	(668,436)	—	—	(668,436)
Outstanding checks	—	(39,260)	(4,914)	—	(44,174)
Payments of other long-term debt	—	(867)	(3)	—	(870)

Net cash used in financing activities	—	(34,066)	(4,917)	—	(38,983)

Net increase (decrease) in cash and cash equivalents	—	3,413	(2,808)	—	605
Cash and cash equivalents, beginning of period	72	6,305	2,118	—	8,495

Cash and cash equivalents, end of period	$72	$9,718	$(690)	$—	$9,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us” and “our” in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “ATDH” refers only to American Tire Distributors Holdings, Inc., a Delaware Corporation, and the term “ATDI” refers only to American Tire Distributors, Inc., a Delaware corporation. The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 1 of this report. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecast and projections. These forward-looking statements are not guarantees of future performance, and actual outcomes and results may differ materially from those expressed in these forward-looking statements. See “Cautionary Statements on Forward-Looking Information.”

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 3, 2010 and April 4, 2009 contain operating results for 13 weeks.

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

We believe we distribute the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flag brands of all four of the largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of many of these and other manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire service equipment. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 84.8% of our net sales for the quarter ended April 3, 2010. The remainder of net sales is primarily derived from other tire sales (9.6%), custom wheels (2.7%), automotive service equipment (1.6%), and other products (1.3%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Key Business Metrics

Key business factors that have influenced our results of operations are:

•

Availability of consumer credit and changes in disposable income. Recent economic conditions, including increased unemployment and rising fuel prices, have caused consumers to delay tire purchases, reduce spending on tires or purchase less costly brand tires. For instance, in fiscal 2008, increased fuel costs, increased unemployment and tightening credit caused a decrease in miles driven and consumer spending, both of which caused a decrease in our unit sales and unit sales in the entire U.S. replacement tire industry. We believe that during fiscal 2008, fiscal 2009 and the first quarter of fiscal 2010, weak economic conditions have caused some consumers to delay the replacement of their tires.

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

•

Miles driven. An increase in the number of miles driven generally increases the rate at which tires are replaced, thereby increasing the number of tires we sell. We believe that during fiscal 2008, weak economic conditions and economic uncertainty caused a decrease in the number of miles driven, impacting demand. During fiscal 2009, however, miles driven had increased slightly on a year-over-year basis while maintaining a consistent month-to-month increase during the last half of 2009. Miles driven declined again during the first quarter of 2010 versus 2009 which we believe is largely due to a particularly difficult winter season this year.

The U.S. replacement tire market has historically experienced stable growth primarily driven by several positive industry trends such as increases in the number of vehicles on the road, the number of licensed drivers, the number of miles driven, and the average age of vehicles. However, comparable unit replacement tire demand softened year-over-year between 2008 and 2009, with calendar 2009 unit replacement tire demand down 7.5% as compared to calendar 2008, as reported by Modern Tire Dealer. During this same period, we have achieved a year-over-year increase in unit sales of 15.2%, or 16.4% adjusting for the three fewer days in fiscal 2009 as compared to fiscal 2008. Our above-market results are due, in part, to the inclusion of Am-Pac Tire Dist., Inc., which we refer to as Am-Pac, which accounted for 17.2% of the growth in unit sales, partially offset by softer unit demand in 2009 as compared to 2008 due to the weakened economy. During our first quarter 2010, our light vehicle unit sales increased 0.7% as compared to the same period of last year. We believe the weakened industry demand has been due, in part, to continued economic uncertainty, which has contributed to the deferral of tire purchases. We expect these conditions to gradually improve through fiscal 2010 and believe that we are well positioned to continue achieving above market results in both contracting and expanding market demand cycles.

Recent Developments

On April 20, 2010, we entered into an Agreement and Plan of Merger (the “Agreement”) by and among us, Accelerate Holdings Corp., a Delaware corporation (the “Buyer”), Accelerate Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Buyer (“Merger Sub”), and Investcorp International, Inc., solely in its capacity as a representative of the stockholders, optionholders and warrantholders of us (the

“Stockholders Representative”), providing for the merger of Merger Sub with and into the us (the “Merger”), with the us continuing as the surviving corporation and becoming a wholly owned subsidiary of the Buyer. The Buyer is controlled by affiliates of TPG Capital, L.P. (“TPG”).

Upon consummation of the Merger, the Buyer will pay, or cause to be paid, consideration for our outstanding equity (including “in-the-money” stock options and warrants) consisting of aggregate payments of approximately $1.3 billion less the amount of estimated funded indebtedness, estimated transaction expenses, aggregate redemption payments with respect to our outstanding preferred stock, certain holdback amounts plus the amount of estimated cash, plus or minus certain working capital adjustments, if any. In connection with the consummation of the Merger, it is expected that our debt will be repaid and/or refinanced with residual proceeds going toward our current stockholders, optionholders and warrantholders. The consummation of the Merger is expected to occur in the second quarter of 2010.

Results of Operations

Quarter Ended April 3, 2010 Compared to Quarter Ended April 4, 2009

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales (in thousands):

	Quarter Ended April 3, 2010	Quarter Ended April 4, 2009	Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for the Quarter Ended
			Favorable (unfavorable)	Favorable (unfavorable)	April 3, 2010	April 4, 2009
	(Unaudited)	(Unaudited)
Net sales	$559,622	$538,278	$21,344	4.0%	100.0%	100.0%
Cost of goods sold	465,106	446,679	(18,427)	(4.1)	83.1	83.0
Selling, general and administrative expenses	84,681	83,687	(994)	(1.2)	15.1	15.5

Operating income	9,835	7,912	1,923	24.3	1.8	1.5
Other expense:
Interest expense	(13,030)	(13,860)	830	6.0	(2.3)	(2.6)
Other, net	(229)	(190)	(39)	(20.5)	0.0	0.0

Loss from operations before income taxes	(3,424)	(6,138)	2,714	44.2	(0.6)	(1.1)
Income tax benefit	(1,539)	(2,889)	(1,350)	(46.7)	(0.3)	(0.5)

Net loss	$(1,885)	$(3,249)	$1,364	42.0%	(0.3)%	(0.6)%

Net Sales

Net sales increased $21.3 million, or 4.0%, from $538.3 million in first quarter 2009 to $559.6 million in first quarter 2010. The increase in sales was primarily driven by higher tire unit sales of $22.7 million, of which $19.4 million related to passenger and light truck tire unit sales. Additionally, net tire pricing contributed an additional $14.6 million to the quarter-over-quarter increase and resulted primarily from our passing through tire manufacturer price increases. Also, sales of equipment and supplies were up $0.8 million as unit declines of $3.7 million were more than offset by higher net pricing. The increases noted above were partially offset by lower sale contributions from the retail stores acquired from Am-Pac and subsequently sold in fiscal 2009 (a decline of $12.7 million quarter-over-quarter), as well as, softer wheel sales of $2.9 million ($0.9 million related to a decline in wheel units).

Cost of Goods Sold

Cost of goods sold increased $18.4 million, or 4.1%, from $446.7 million in first quarter 2009 to $465.1 million in first quarter 2010. The increase in cost of goods sold was primarily due to the contribution from higher tire unit sales of $19.7 million and higher net tire pricing of $8.4 million, which resulted from manufacturer price increases. The sale of the Am-Pac retail stores in fiscal 2009 resulted in lower cost of goods sold during first quarter 2010 of $6.7 million. Additionally, lower contribution from wheel sales of $2.1 million partially offset the increases noted above.

Selling, General and Administrative Expenses

In first quarter 2010, selling, general and administrative expenses increased $1.0 million, or 1.2%, from $83.7 million in first quarter 2009 to $84.7 million in first quarter 2010. The increase in selling, general and administrative expenses is primarily due to higher stock-based compensation expense of $5.6 million related to the discretionary vesting of certain previously unvested stock options (see Note 3 in Notes to Condensed Consolidated Financial Statements for more information). In addition, transaction expenses related to our now suspended public offering of our common stock contributed $2.1 million to the quarter-over-quarter increase. Also, our depreciation and amortization expense increased $1.5 million in the first quarter 2010 as compared to prior year and was driven by the timing and amounts of capital expenditures placed into service. These increases were partially offset by lower selling, general and administrative expenses relating to the retail stores that were sold in the latter part of fiscal 2009 of $6.1 million, lower restructuring expense of $1.2 million related to lease tails for facilities that were relocated in first quarter 2009 that did not repeat in first quarter 2010, and lower compensation, rent, fuel and vehicle expenses as we integrated 20 of the Am-Pac distribution centers into our existing centers as of July 2009 and eliminated certain duplicate expenses.

During the first quarter of 2010, we have recorded an out of period adjustment to our financial statements to correct an error related to the final adjustments recorded to goodwill upon sale of our retail stores in fiscal 2009. Upon review of these adjustments, we determined that $4.9 million previously recorded as goodwill should have been recorded as customer list intangibles at the time of the sale of the retail stores. Consequently, we have recorded an out-of-period adjustment related to the amortization of the customer list intangible and a non-cash charge related to a single retail store that was shut-down. In aggregate, the out-of-period non-cash charge included in the first quarter of 2010 approximates $0.4 million and is included within selling, general and administrative expenses. We evaluated these errors in relation to the periods in which they originated, the current period in which they were corrected, and the estimated income for the full fiscal year, including the trend of earnings. Management believes these errors are immaterial to both the consolidated quarterly and annual financial statements.

Interest Expense

In first quarter 2010, interest expense, net of capitalized interest, decreased $0.8 million, or 6.0%, from $13.9 million in first quarter 2009 to $13.0 million, primarily due to lower interest rates on our variable rate debt combined with lower average borrowings from our revolving credit facility during first quarter 2010 partially offset by a $0.3 million increase in interest expense related to the change in fair value of the interest rate swap agreement entered into in the second quarter of 2009.

Income Tax Benefit

Our income tax benefit decreased from $2.9 million in first quarter 2009, based on a pre-tax loss of $6.1 million, to $1.5 million in first quarter 2010, based on a pre-tax loss of $3.4 million. Our effective tax rates for first quarter 2009 and first quarter 2010 were 47.1% and 44.9%, respectively. The decrease in the effective tax rate is due primarily to a higher projected pre-tax income level for 2010 as compared to 2009. The income tax benefit recorded for first quarter 2010 has been computed based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to fiscal 2010 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Net Loss

Net loss for first quarter 2010 decreased $1.4 million, or 42.0%, from $3.2 million in first quarter 2009 to $1.9 million. The decrease in net loss is due, in part, to the higher contribution from tire unit sales and lower interest expense, partially offset by higher selling, general and administrative expenses, as discussed above and the fluctuation in the income tax benefit between periods.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter ended April 3, 2010, there have been no material changes to our critical accounting policies.

Liquidity and Capital Resources

During the quarter ended April 3, 2010, our total debt, including capital leases, increased $40.0 million from $549.6 million at January 2, 2010 to $589.6 million at April 3, 2010, primarily because of increased borrowings under our revolving credit facility (primarily driven by timing of vendor payments and incentive compensation payments made during first quarter 2010). Total commitments by the lenders under our revolving credit facility were $400.0 million at April 3, 2010, of which $137.0 million was available for additional borrowings. The amount available to borrow under the revolving credit facility is limited by the borrowing base computation as described more fully under “Indebtedness—Revolving Credit Facility” below.

The following table summarizes the cash flows for the quarters ended April 3, 2010 and April 4, 2009 (in thousands):

	Quarter Ended April 3, 2010	Quarter Ended April 4, 2009
Cash (used in) provided by operating activities	$(28,557)	$41,847
Cash used in investing activities	(2,961)	(2,259)
Cash provided by (used in) financing activities	31,858	(38,983)

Net increase in cash and cash equivalents	340	605
Cash and cash equivalents, beginning of period	7,290	8,495

Cash and cash equivalents, end of period	$7,630	$9,100

Cash payments for interest	$20,049	$17,889
Cash payments for taxes, net	$480	$395
Capital expenditures financed by debt	$—	$174

Operating Activities

Cash used in operating activities increased $70.4 million to $28.6 million in first quarter 2010 compared to cash provided by operating activities of $41.8 million in first quarter 2009. The increase in cash used in operating activities was primarily due to an increase in our net working capital requirements. For the quarter ended April 3, 2010, our change in operating assets and liabilities generated a cash outflow of approximately $40.6 million, primarily driven by an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by a decrease in inventories. The decrease in accounts payable primarily resulted from the timing of vendor payments. The decrease in accrued expenses is primarily due to interest payments on our senior notes and incentive compensation payments that were made during first quarter 2010 that related to fiscal 2009. The increase in accounts receivable primarily resulted from higher sales volumes in the first quarter of 2010 as compared to 2009. Comparatively, during the same period of 2009, our change in operating assets and liabilities generated a cash inflow of approximately $36.9 million, primarily driven by a decrease in inventories partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The decrease in inventories resulted from the combination of the consolidations of the acquired Am-Pac distribution centers and rationalization of their inventories, as well as, reduction in elevated year-end inventory levels. The decrease in accrued expenses is primarily due to interest payments on our senior notes and incentive compensation payments that were made during first quarter 2009 that related to fiscal 2008. The decrease in accounts payable primarily resulted from the timing of vendor payments.

Investing Activities

Net cash used in investing activities increased $0.7 million to $3.0 million in first quarter 2010 compared to $2.3 million in first quarter 2009. The increase in net cash used in investing activities was due primarily to lower proceeds from the disposal of assets held for sale during first quarter 2010. Capital expenditures during the quarter ended April 3, 2010 remained consistent with the first quarter of fiscal 2009 and included information technology upgrades and leasehold improvements.

Financing Activities

Net cash provided by financing activities increased $70.9 million to $31.9 million in first quarter 2010 compared to net cash used in financing activities of $39.0 million in first quarter 2009. The increase in net cash provided by financing activities was primarily due to higher net borrowings from our revolving credit facility, primarily due to the increase in working capital requirements discussed above, combined with a lower amount of outstanding checks that cleared in first quarter 2010 as compared to first quarter 2009.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest in first quarter 2010 increased $2.1 million, or 12.1%, from $17.9 million in first quarter 2009 to $20.0 million in first quarter 2010 primarily due to the timing of our first quarter 2010 period which included two quarterly interest payments on our Floating Rate Notes totaling $4.6 million compared to only one quarterly interest payment in first quarter 2009 totaling $2.7 million.

Cash payments for taxes in first quarter 2010 increased $0.1 million, or 21.5%, from $0.4 million in first quarter 2009 to $0.5 million in first quarter 2010 primarily due to the balance and timing of income tax extension payments for fiscal 2008, made in the first quarter of 2009, as compared to payments for fiscal 2009, made in the first quarter 2010.

Indebtedness

The following table summarizes our outstanding debt at April 3, 2010 (dollars in thousands):

	Outstanding Balance	Interest Rate (1)	Matures
Revolving credit facility	$232,133	1.7%	2011
2013 Notes	150,000	10.75	2013
Floating Rate Notes	140,000	6.5	2012
Discount Notes	45,217	13.0	2013
Capital lease obligations	14,138	7.1 – 13.7	2010 – 2022
Supplier Loan	6,000	9.0	2010
Other	2,115	6.6 – 10.6	2010 – 2020

	589,603
Less—Current maturities	(7,524)

	$582,079

(1)	Interest rates for variable rate debt are based on current interest rates. Interest rate for the revolving credit facility is the weighted average interest rate at April 3, 2010.

Revolving Credit Facility

In March 2005, we and our subsidiaries entered into an amended and restated credit agreement which, as subsequently amended, provides for a senior secured revolving credit facility of up to $400.0 million (of which up to $25.0 million may be utilized in the form of commercial and standby letters of credit), subject to a borrowing base formula. As of April 3, 2010, the outstanding balance on the revolving credit facility was $232.1 million, the amount available for additional borrowings was $137.0 million, and we had $7.9 million of letters of credit outstanding. The revolving credit facility matures on December 31, 2011.

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

Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, plus an applicable margin (which was 0.0% as of April 3, 2010) or a Eurodollar rate, plus an applicable margin (which was 1.3% as of April 3, 2010). At April 3, 2010 and January 2, 2010, borrowings under the revolving credit facility were at a weighted average interest rate of 1.7%. The applicable margin for the loans varies pursuant to a performance-based grid, as set forth in the revolving credit facility.

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

The revolving credit facility contains customary covenants, including covenants that restrict ATDI and its subsidiaries’ ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements or organizational documents relating to preferred stock or change the business we conduct. In addition, ATDH guarantees the obligations of its subsidiaries under the revolving credit facility, has pledged the stock of ATDI as collateral, and is subject to limitations under the guarantee on its ability to engage in actions other than those of a holding company, to incur indebtedness or liens, and to enter into guarantees. If the amount available for additional borrowing under the revolving credit facility falls below $35.0 million (subject to adjustments based on the outstanding amount of the loans), then ATDI and its subsidiaries would become subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 3, 2010 and January 2, 2010, we had more than $35.0 million available to draw under the revolving credit facility and were therefore not subject to the additional covenant.

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

We may redeem the Discount Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 101.0% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. On April 1, 2010, as required under the indenture agreement, we redeemed 12.165% of the outstanding Discount Notes’ principal amount. We paid this principal repayment through the use of our revolving credit facility.

2013 Notes

On March 31, 2005, ATDI issued our 2013 Notes, which mature April 1, 2013, in an aggregate principal amount of $150.0 million, generating net proceeds of approximately $144.2 million. The 2013 Notes bear interest at a fixed rate of 10.75%. Interest on the 2013 Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2013 Notes contain covenants that may limit our ability to engage in certain corporate transactions unless we meet a minimum Adjusted EBITDA to consolidated interest expense ratio. We may redeem the 2013 Notes at any time upon not less than 30 nor more than 60 days notice at a redemption price of 102.688% of the principal amount if the redemption date occurs between April 1, 2010 and March 31, 2011 and 100.0% of the principal amount if the redemption date occurs on or after April 1, 2011. For more information about the 2013 Notes, see Note 8 within Notes to Condensed Consolidated Financial Statements. For information about the covenants applicable to the 2013 Notes, see “—Adjusted EBITDA” below.

Floating Rate Notes

On March 31, 2005, ATDI issued our Floating Rate Notes, which mature April 1, 2012, in an aggregate principal amount of $140.0 million, generating net proceeds of approximately $134.5 million. The Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 6.25%, reset on January 1, April 1, July 1 and October 1 of each year. The interest rate applicable to the Floating Rate Notes was 6.5% for the three months ended April 3, 2010 and 7.69% for the three months ended April 4, 2009. We may redeem the Floating Rate Notes at our option, at any time, in whole or in part, upon not less than 30 nor more than 60 days notice, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest. The Floating Rate Notes contain covenants that may limit our ability to engage in certain corporate transactions unless we meet a minimum Adjusted EBITDA to consolidated interest expense ratio. For information about the covenants applicable to the Floating Rate Notes, see “—Adjusted EBITDA” below.

Supplier Loan

In October 2006, we entered into a loan and purchase agreement with one of our suppliers. Under the terms of the agreement, the supplier agreed to loan us the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. Interest under the Supplier Loan is payable quarterly, in arrears, at a rate of 9% per year. The Agreement defines certain levels of annual commitments that we must meet during each calendar year of fiscal 2006 through 2010. If we purchase all the required commitments, then the supplier will refund the interest paid by us for that calendar year. If we do not meet these purchase commitments, a calculated portion, representing the percentage shortfall in our committed purchase requirements, of the principal on the Supplier Loan shall be due and payable during the immediately succeeding calendar year. All unpaid principal and interest shall be paid in full on or before December 20, 2010. Accordingly, for the quarter ended April 3, 2010, we have classified the $6.0 million Supplier Loan as current maturities of long-term debt within the accompanying condensed consolidated balance sheets. We anticipate paying this principal repayment through the use of our revolving credit facility.

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, cash flow (used in) provided by operating activities as determined in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. For the four fiscal quarters ended April 3, 2010, our ratio of Adjusted EBITDA to consolidated interest expense, each as calculated under the indentures governing our three series of outstanding notes, was 1.7 to 1.0. Because we currently do not satisfy the 2.0 to 1.0 Adjusted EBITDA to consolidated interest expense ratio contained in our three series of outstanding notes, we are currently limited in our ability to, among other things, incur additional debt (subject to certain exceptions including debt under our revolving credit facility), issue preferred stock (subject to certain specified exceptions), make certain restricted payments or investments or make certain purchases of our stock. These restrictions do not interfere with the day-to-day-conduct of our business. Moreover, the indentures do not require us to maintain any financial performance metric or ratio in order to avoid a default.

The following table is a reconciliation of the most directly comparable GAAP measure, net cash (used in) provided by operating activities, to Adjusted EBITDA (in thousands):

	Quarter Ended April 3, 2010	Quarter Ended April 4, 2009
Net cash (used in) provided by operating activities	$(28,557)	$41,847
Changes in assets and liabilities	40,620	(36,881)
Benefit for deferred income taxes	3,846	1,620
Interest expense	13,030	13,860
Current benefit for income taxes	(1,539)	(2,889)
Provision for doubtful accounts	(512)	(393)
Amortization of other assets	(1,211)	(1,210)
Accretion of 8% cumulative preferred stock	(111)	(111)
Accrued dividends on 8% cumulative preferred stock	(583)	(538)
Transaction expenses	2,082	—
Other	12	67

Adjusted EBITDA	$27,077	$15,372

Adjusted EBITDA for the quarter ended April 3, 2010 increased $11.7 million, or 76.1%, from $15.4 million in first quarter 2009 to $27.1 million in first quarter 2010. The increase in Adjusted EBITDA is due primarily to higher contribution from tire unit sales and net tire pricing resulting from multiple manufacturer price increases. In addition, lower selling, general and administration expenses (excluding transaction expenses) favorably impact Adjusted EBITDA during first quarter 2010.

We expect that over the next 12 months we will use cash principally to meet working capital needs and debt service requirements, make debt principal repayments, including the required payment on our Supplier Loan, make capital expenditures and possibly fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under our revolving credit facility, will be adequate to meet our anticipated requirements for at least the next 12 months. In addition, we have total lender commitments under our revolving credit facility of $400.0 million, of which $137.0 million was available at April 3, 2010. We currently expect our lenders will be able to meet their commitments under the revolving credit facility.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of April 3, 2010, our total obligations as guarantor on these leases are approximately $5.4 million extending over nine years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $5.0 million as of April 3, 2010. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For the period ended April 3, 2010, we did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in our 2009 Annual Report on Form 10-K.

On June 4, 2009, we entered into an interest rate swap agreement, effective as of June 8, 2009, which we refer to as the 2009 Swap, to manage exposure to fluctuations in interest rates. The 2009 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2009 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 3, 2010, the 2009 Swap in place covers a notional amount of $100 million of variable rate indebtedness at a fixed interest rate of 1.45% and expires on June 8, 2011. The 2009 Swap has not been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2009 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the 2009 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2009 Swap was a liability of $1.1 million at April 3, 2010 and $0.9 million at January 2, 2010 and is included in other liabilities in the accompanying condensed consolidated balance sheets. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for more information.

On October 11, 2005, we entered into an interest rate swap agreement, which we refer to as the 2005 Swap to manage exposure to fluctuations in interest rates. The 2005 Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the 2005 Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 3, 2010, the 2005 Swap in place covered a notional amount of $85.0 million of our outstanding $140.0 million Floating Rate Notes at a fixed interest rate of 4.79% and expires on September 30, 2010. The 2005 Swap has been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the 2005 Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to other comprehensive income (loss). The fair value of the 2005 Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the 2005 Swap was a liability of $2.7 million at April 3, 2010 and $3.6 million at January 2, 2010 and is included in accrued expenses in the accompanying condensed consolidated balance sheets with the offset included in other comprehensive income (loss), net of tax. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for more information

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

Changes in Internal Control Over Financial Reporting

During the quarter ended April 3, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of April 20, 2010 (incorporated by reference to exhibit 2.1 to the registrant’s Form 8-K filed April 23, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)