Form 10-K
period 2011-01-01
American Tire Distributors Holdings, Inc.
filed 2011-03-15
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 4, 2011: 1,000

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

See Item 1A—“Risk Factors” for further discussion.

PART I

The terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us,” “our,” and similar terms in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries. The term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (ATDI), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Item 1.	Business.

Our Company

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 88 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 50,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 9%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.0%, respectively, of our net sales in fiscal 2010.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, we were acquired by affiliates of TPG Capital, L.P. (TPG) for an aggregate purchase price valued at $1,287.5 million. As a result, Holdings became a wholly-owned subsidiary of TPG. The merger was financed by $635 million in aggregate principle of debt financing as well as common equity capital. In connection with the merger, we tendered our existing outstanding debt which was subsequently purchased and retired. See Note 3 in Notes to Consolidated Financial Statements for additional information.

Our Industry

The U.S. replacement tire market generated annual retail sales of approximately $32.1 billion in 2010, according to Modern Tire Dealer. In 2010, passenger tires, medium truck tires and light truck tires accounted for 67.9%, 15.9% and 13.4%, respectively, of the U.S. replacement tire market. Farm, specialty and other types of tires accounted for the remaining 2.8%. In 2010, according to Tire Review, tire retailers obtained 63% of their tire volume from wholesale tire distributors, like us, and 30% of their tire volume from tire manufacturers.

In the U.S., replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. Between 1990 and 2010, independent tire retailers and automotive dealerships have enjoyed the largest increase in market share, according to Modern Tire Dealer, moving from 54.0% to 60.0% and 1.0% to 6.0% of the market, respectively.

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2010, U.S. replacement tire unit shipments increased by an average of approximately 2.8% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Since the onset of the economic downturn in 2008, we have seen increased economic uncertainly, unemployment and rising fuel prices. As a result, the tire replacement market experienced negative growth during 2008 and 2009. During 2010, the negative growth trend ended as U.S. replacement tire unit shipments increased 7.8% over 2009.

Going forward, we believe growth in the U.S. replacement tire market will continue to be driven by favorable underlying dynamics, including:

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

Maintain a Comprehensive and Deep Tire Portfolio to Meet Our Customers’ Needs. We provide a broad range of products covering all price points from entry-level to faster growing high and ultra-high performance tires, through a full suite of flag, associate and proprietary brand tires. We will continue to focus on high and ultra-high performance tires, given the growth in demand for such tires, while maintaining our emphasis on providing broad market and entry level tire offerings. Our comprehensive tire portfolio is designed to satisfy all of our customers’ needs and allow us to become the supplier of choice, thereby increasing customer penetration and retention.

Utilize Technology Platform to Continue to Increase Distribution Efficiency. We intend to continue to invest in our inventory and warehouse management systems and logistics technology in order to further increase our efficiency and profit margins and improve customer service. We continue to evaluate and incorporate technical solutions including our current roll out of handheld scanning for receiving, picking and delivery of products to our customers. We believe these increased efficiencies will continue to enhance our reputation with our customers for providing a high level of prompt customer service, while also reducing costs.

Continue to Expand in Existing and New Geographic Markets. While we have the largest distribution footprint in the U.S. replacement tire market, we have limited or no market presence in 14 of the contiguous

United States that represent approximately 25% of the replacement tire market. We intend to expand in previously unserved geographic markets as well as in existing markets by opening new distribution centers and opportunistic acquisitions. During 2010, we opened new distribution centers in both Cincinnati and Indianapolis, followed by Chicago, Detroit and Seattle during January 2011. Our acquisition strategy allows us to increase our share in existing markets and add distribution in new markets, utilizing our scale to realize cost savings. Over the past seven years, we have successfully acquired and integrated twelve businesses representing in excess of $750 million in annual net sales. We believe our position as the leading replacement tire distributor in the United States, combined with our access to capital and our scalable platform, allows us to make acquisitions at attractive post-synergy valuations.

Expand Penetration of the Emerging Automotive Dealership Channel. Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2010, automotive dealerships have enjoyed a large increase in market share, according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 6.0% of the market. During 2010, we began to train and deploy sales personnel to help build our sales at these accounts. In addition, we continue to strengthen and expand our relationships with the automobile manufacturers to further grow our share of tire sales to their dealerships.

Grow TireBuyer.com® into a Premier Internet Tire Provider. TireBuyer.com® is an Internet site that enables our local independent tire retailer customers to connect with consumers and sell to them over the Internet. TireBuyer.com® allows our broad base of independent tire retailer customers to participate in a greater share of the growing Internet tire market. We believe that TireBuyer.com® complements and services our participating local independent tire retailers by providing them access to a sales and marketing channel previously unavailable to them. Since launching TireBuyer.com® in late 2009, we have continued to enhance the online consumer experience and have seen increased consumer traffic on the site.

Our Competitive Strengths

We believe the following key strengths position us well to maintain our ability to achieve revenue growth that exceeds that of the U.S. replacement tire industry:

Leading Position in a Highly-Fragmented Marketplace. We are the leading replacement tire distributor in the United States with an estimated market share of approximately 9%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors. These include the ability to: efficiently stock and deliver a wide variety of tires, custom wheels, tire supplies, tools and accessories; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in the United States with 88 distribution centers and approximately 775 delivery vehicles serving 40 states. Our extensive distribution footprint, combined with our sophisticated inventory management and logistics technologies, enables us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit.

Broad Product Offering from Diverse Supplier Base. We believe we offer the most comprehensive selection of tires in the industry through a diverse group of suppliers. We supply the top ten leading passenger tire brands, and we carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear and Michelin—as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. Our tire product line includes a full suite of flag, associate and proprietary brand tires, allowing us to service a broad range of price points from entry level to the faster growing ultra-high performance category. In addition to tires, we also offer custom wheels and accessories and related tire supplies and tools. We believe that our broad product offering drives penetration among existing customers, attracts new customers and maximizes customer retention.

Broad Range of Critical Services. We provide a critical range of services which enable our tire retailer customers to operate their businesses more profitably. These services include convenient access to and timely delivery of the broadest product offerings available in the industry, as well as fundamental business support services, such as credit, training and access to consumer market data, that enable our tire retailer customers to better service their individual markets, and administration of tire manufacturer affiliate programs. We provide our customers with convenient 24/7 access to our extensive product offerings through our innovative and proprietary business-to-business web portal, ATDOnline®. Our online services also include TireBuyer.com®, which was launched in late 2009 to allow our local independent tire retailer customers to participate in the Internet marketing of tires to consumers. We also provide select, qualified independent tire retailers with the opportunity to participate in our Tire Pros® franchise program through which they receive advertising and marketing support and the benefits of a national brand identity.

Diversified Customer Base and Longstanding Customer Relationships. We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. In fiscal 2010, our largest customer and our top ten customers accounted for less than 1.9% and 8.0%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers. We believe the diversity of our customer base and the strength of our customer relationships present an opportunity to grow market share regardless of macroeconomic and replacement tire market conditions.

Consistent Financial Performance and Strong Cash Flow Generation. Our financial performance has benefited from substantial growth that has been achieved based on a combination of organic initiatives and acquisitions. In addition, the low capital intensity of our business combined with the efficient management of our working capital, due to our advanced inventory management systems and close vendor relationships, enable us to generate strong cash flow from operations.

Experienced Management Team Supported by Strong Equity Sponsorship. Our senior management team, led by our President and CEO William E. Berry, has an average of over 22 years of experience in the replacement tire distribution industry. Management has a proven track record of implementing successful initiatives in a leverage environment, including the execution of a disciplined acquisition strategy, which has contributed to our gross profit expansion and above-market net sales growth. In addition, we have reduced costs through the integration of operating systems and introduction of standard operating practices across all locations, resulting in improved operating efficiencies, reduced headcount and improved operating profit at existing and acquired locations. We also benefit from the extensive management and business experience provided by our Sponsor, TPG.

Products

We provide our customers with a complete package of tires, tire supplies and tools as well as custom wheels and accessories. During 2010, tire sales accounted for 94.6% of our combined net sales. Tire supplies, tools and custom wheels and accessories represented approximately 3.7% of our combined net sales. In the third quarter of 2010, we made the decision to discontinue selling certain products within our equipment product offering by the end of the year. These products accounted for 1.7% of our combined net sales.

Tires

We sell a broad selection of well-known flag as well as lower price point associate and proprietary brand tires. We believe our large, diverse product offering allows us to service the broad range of price points in the replacement tire market. Sales of passenger and light truck tires accounted for 82.9% of our combined net sales in fiscal 2010. The remainder of our tire sales were for medium trucks, farm vehicles and other specialty tires.

Flag brands. Flag brands, which have the greatest brand recognition as a result of both strong sales and strong marketing support from tire manufacturers, are generally premium-quality and premium-priced offerings. The flag brands that we sell have high consumer recognition and generate higher per-tire profit than associate or proprietary brands. We carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear and Michelin—as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. Within our flag brand product portfolio, we also carry high and ultra-high performance tires.

Associate brands. Associate brands are primarily lower-priced tires manufactured by well-known manufacturers. Our associate brands, such as Fusion® and Riken®, allow us to offer tires in a wider price range. In addition, associate brands are attractive to our tire retailer customers because they may count towards various incentive programs offered by manufacturers.

Proprietary and exclusive brands. Our Capitol® and Negotiator® brands are lower-priced tires made by tire manufacturers exclusively for, and marketed by, us for which we hold or control the trademark. These brands strengthen our entry-level priced product offering and allow us to sell value-oriented tires to tire retailers, increasing our overall market penetration.

Custom Wheels and Accessories

Custom wheels directly complement our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. We offer over 30 different wheel brands, along with installation and service accessories. Of these brands, five are proprietary: ICW® Racing, Pacer®, Drifz®, Cruiser Alloy® and O.E. Performance®. An additional four brands are exclusive to us: CX, Maas, Zora and Gear. Nationally available flag brands complement our offering with such brands as Asanti, Advanti Racing, Cragar, Ultra, Lexani, Mickey Thompson, Konig, HRE, Lowenhart and Racinghart. Collectively, these brands represent one of the most comprehensive wheel offerings in the industry. Sourcing of product is worldwide through a number of manufacturers.

Tire Supplies and Tools

We supply our customers with a wide array of tire supplies and tools which enable them to better service their customers as well as help them become a more profitable business. Our tire supplies and tools are the most popular brand names from leading manufacturers. These products broaden our portfolio and leverage our customer relationships.

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

We utilize a sophisticated inventory and delivery system to distribute our products to most customers on a same or next day basis. In our distribution centers, we use sophisticated bin locator systems, material handling equipment and routing software that link customer orders to our inventory and delivery routes. We believe this distribution system, which is integrated with our innovative and proprietary business-to-business ATDOnline® ordering and reporting system, provides us a competitive advantage by allowing us to ship customer orders quickly and efficiently while also reducing labor costs. Our logistics and routing technology uses third-party software packages and GPS systems, including dynamic routing and Roadnet 5000, to optimize route design and delivery capacity. Coupled with our fleet of approximately 775 delivery vehicles, this technology enables us to cost effectively make multiple daily or weekly shipments to customers as necessary. With this distribution infrastructure, we were able to deliver the vast majority of our customers’ orders on a same or next day basis during fiscal 2010.

Approximately 80% of our tire purchases are shipped directly by tire manufacturers to our distribution centers. The remainder is shipped by manufacturers to our redistribution centers located in Maiden, North Carolina and Bakersfield, California. These redistribution centers warehouse slower-moving and foreign-manufactured products, which are forwarded to our distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We provide a critical range of services which enable our tire retailer customers to operate their businesses more profitably. These services include frequent and timely delivery of inventory, as well as fundamental business support services such as credit, training and access to customer market data which enable our tire retailer customers to better service their individual markets. In addition, we provide our customers with an online web portal with convenient 24/7 access to our inventory, an internet site that allows our tire retailer customers to participate in the internet marketing of tires to customers as well as a franchise program where we deliver advertising and marketing support to our tire retailer customers.

Sales Force

We have structured our sales organization to best service our existing customers and develop new prospective customers such as automotive dealerships. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided to tire retailers. Our tire sales force consists of sales personnel at each distribution center plus a sales administrative team located at our field support center in Huntersville, North Carolina.

Sales teams, consisting of salespeople and customer service representatives, focus on tire retailers located within the service area of the distribution center and include a combination of tire-, wheel- and supplies-focused sales personnel. Some sales personnel visit targeted customers to advance our business opportunities and those of our customers, while other sales personnel remain at our facility, making client contact by telephone to advance specific products or programs. Customer service representatives manage incoming calls from customers and provide assistance with order placement, inventory inquiries and general customer support.

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

Our aftermarket wheel sales group employs sales and technical support personnel in the field and performance specialists in each region. This sales group’s responsibilities include cultivating new prospective wheel and supplies customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding wheel style and fitment and supplies.

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2010, automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 6.0% of the market. During 2010 we began hiring, training and deploying sales personnel to help build our sales in the emerging automotive dealership channel. Additionally, this sales force works to strengthen and expand our relationships with the automobile manufacturers.

ATDOnline® and TireBuyer.com®

ATDOnline® provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participation in tire manufacturer incentive programs. We have encouraged our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2010, approximately 64% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007.

TireBuyer.com® is an Internet site that enables our local independent tire retailer customers to connect with consumers and sell to them over the Internet. Consumers using TireBuyer.com® choose to buy from a select, qualified independent tire retailer participating in our TireBuyer.com® program. We then distribute the purchased products to the selected tire retailer for local installation. The tire retailer receives the full revenue of the transaction, less any applicable processing fees, upon product installation. We employ a third-party provider to handle the online billing and payment process. We do not handle customers’ credit card or other sensitive information.

We account for revenues from TireBuyer.com® in the same manner as other orders received from tire retailer customers. The TireBuyer.com® transaction structure allows us to retain our distribution focus, while strengthening our relationship with our tire retailer customers by providing them access to a sales and marketing channel previously unavailable to them. Since launching TireBuyer.com® in late 2009, we have continued to enhance the online consumer experience and have seen increased consumer traffic on the site.

Tire Retailer Programs

Through our Tire Pros® franchise program we deliver advertising and marketing support to tire retailer customers operating as Tire Pros® franchisees. Local independent tire retailers participating in this franchise program enjoy the benefits of a national brand identity with minimal investment, while still maintaining their local identity. We anticipate increasing volume penetration among, and further aligning ourselves with, franchisees.

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

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores, mass merchandisers and service stations. During fiscal 2010, we sold to approximately 50,000 customers in 40 states, principally located in the Southeastern and Mid-Atlantic regions, as well as portions of the Northeast, Midwest, Southwest and the West Coast of the United States. In fiscal 2010, our largest customer and our top ten customers accounted for less than 1.9% and 8.0%, respectively, of our combined net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2010, automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 6.0% of the market.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 55.0% of our tire products in fiscal 2010. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with many of our major tire suppliers for over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

There are a number of worldwide manufacturers of wheels and other automotive products. Most of the wheels we purchase are proprietary brands, namely, Pacer®, Cruiser Alloy®, Drifz®, O.E. Performance® and ICW® Racing, and are produced by a variety of manufacturers.

Competition

The U.S. tire distribution industry is highly competitive and fragmented. In the United States, replacement tires are sold to consumers through several different outlets, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. We compete with a number of tire distributors on a regional basis. Our main competitors include TBC/Treadways Wholesale (owned by Sumitomo), which has retail operations that compete with its distribution customers, and TCI Tire Centers. In the automotive dealership channel, our principal competitor is Dealer Tire, which is focused principally on administering replacement tire programs for selected automobile manufacturers’ dealerships. In the online channel, our principal competitor is Tire Rack, which is principally focused on high and ultra-high performance offerings, acting as both a retailer and a wholesaler. We face competition from smaller regional companies and would be adversely affected if mass merchandisers and warehouse clubs gained market share from local independent tire retailers, as our market share in those channels is lower.

Information Systems

Through infrastructure expansions over the past several years, we have developed a scalable platform with incremental capacity available. We are currently finishing the implementation of an Oracle ERP system that supports future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. The ERP implementation, which is nearing completion, has basically replaced our legacy computer system. We continue to evaluate and incorporate technical solutions such as handheld scanning for receiving, picking and delivery of product to our customers.

Trademarks

The proprietary brand names under which we market our products are trademarks of our company. We value our brand names because they help develop brand identification. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal proprietary brand names under which we market our products are: DYNATRAC® tires, CRUISERALLOY® custom wheels, DRIFZ® custom wheels, ICW® custom wheels, PACER® custom wheels, O.E. PERFORMANCE® custom wheels and MAGNUM® automotive lifts. Our other trademarks include: AMERICAN TIRE DISTRIBUTORS®, ATDONLINE®, ATDSERVICEBAY®, WHEEL WIZARD®, ENVIZIO®, WHEEL WIZARD ENVIZIO®, WHEELENVIZIO.COM®, XPRESSPERFORMANCE®, TIREBUYER.COM® AND TIRE PROS®.

Seasonality

Although the effects of seasonality are not significant to our business, we have historically experienced an increase in net sales in the second and third fiscal quarters and an increase in working capital in the first fiscal quarter.

Environmental Matters

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and waste as well as relating to the investigation and clean-up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of the adoption of new environmental laws or changes in existing laws and regulations or in their interpretation.

Employees

As of January 1, 2011, our operations employed approximately 2,500 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Inventory Control

We believe that we maintain levels of inventory that are adequate to meet our customers’ needs on a same day or next day basis. Since customers look to us to fulfill their needs on short notice, inventory levels are a primary focus of our business model. As a result, backlog of orders is not considered material to, or a significant factor in, evaluating and understanding our business. Our inventory levels are determined using sales data derived from distribution centers (on a combined basis, an individual basis or by geographic region) as well as from vendors who supply the distribution centers and retail customer stores that are served by the distribution center. All distribution centers stock a base inventory and may expand beyond preset inventory levels as deemed appropriate by their general managers. Computer systems monitor inventory levels for all stock items and quantities are periodically re-balanced from center-to-center.

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

You should carefully consider the risks described below when evaluating our business and operations. The risks described below could materially adversely affect our business, financial condition or results of operations.

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

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our notes and our other indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of January 1, 2011, we had approximately $652.5 million of total indebtedness outstanding. Subject to the limits contained in our ABL Facility, the indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt will intensify.

Specifically, our high level of debt could have important consequences to the holders of our notes, including the following:

•

making it more difficult to satisfy our obligations with respect to our notes and our other debt. Any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in a default under the indenture governing our notes and the agreements governing our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as a significant amount of our borrowings are at variable rates of interest, including borrowings under our ABL Facility;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•

preventing us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute an event of default under the indenture governing our notes.

In addition, the indentures that govern our notes and our ABL Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

If we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common shares. If we were to undertake an acquisition by incurring additional debt, the risks associated with our already substantial level of indebtedness could intensify.

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

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues. Approximately 64% of our total order volume in fiscal 2010 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

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

We maintain the majority of our inventory in 88 distribution centers. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

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

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. As of January 1, 2011, our total goodwill was approximately $431.1 million and our total intangible assets, net of amortization, were $754.4 million.

Affiliates of the Sponsor indirectly own substantially all our equity interests and may have conflicts of interest with us or the holders of our notes.

As a result of the Merger, investment funds affiliated with the Sponsor indirectly own substantially all of our capital stock, and the Sponsor’s designees hold a majority of the seats on our indirect parent company’s board of directors. As a result, affiliates of the Sponsor will have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsor continue to indirectly own a significant amount of the outstanding shares of our capital stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing our notes and our ABL Facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and our arrangements with the Sponsor and its affiliates require us to pay certain fees on quarterly basis. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.” In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of the Sponsor may differ from your interests in material respects.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. We believe that our properties have been well maintained, are generally in good condition and are suitable for the conduct of our business. As of January 1, 2011, we operate a total of 88 distribution centers located in 33 states, aggregating approximately 7.7 million square feet. Of these centers, two are owned by us, the remaining properties are leased. We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2021. In addition, we have some non-essential properties, principally acquired in the Am-Pac Tire Dist., Inc. acquisition, which we are attempting to sell or sublease.

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

As of March 4, 2011, there was one holder of record of our common stock. There is no public trading market for our common stock.

As of January 1, 2011, we have not declared or paid dividends on our common stock since our incorporation in 2005, and we have no intention to declare or pay dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by certain covenants contained in our ABL Facility and in the indentures that govern our Senior Subordinated Notes and Senior Secured Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data.

On May 28, 2010, as a result of the Merger, Holdings was acquired by affiliates of TPG. In the following table, periods prior to May 28, 2010 reflect the financial position, results of operations and changes in financial position of Holdings and its consolidated subsidiaries prior to the Merger (the “Predecessor”). Periods after May 28, 2010 reflect the financial position, results of operations, and changes in financial position of Holdings and its consolidated subsidiaries after the Merger (the “Successor”).

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal years 2006, 2007, 2008, and 2009 and the five months ended May 28, 2010 is derived from the Predecessor’s consolidated financial statements as of and for those periods. Selected historical financial data for the seven months ended January 1, 2011 is derived from the Successor’s consolidated financial statements as of and for that period. Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2006 fiscal year, which ended December 30, 2006, the 2007 fiscal year, which ended December 29, 2007, and the 2009 fiscal year, which ended January 2, 2010, contain operating results for 52 weeks. The 2008 fiscal year, which ended January 3, 2009, contains operating results for 53 weeks. The five months ended May 28, 2010 contains operating results for 21 weeks. The seven months ended January 1, 2011 contains operating results for 31 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Successor	Predecessor
	Seven Months Ended January 1, 2011 (1)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (2)	Fiscal Year 2007 (3)	Fiscal Year 2006 (4)
Dollars in thousands
Statement of Operations Data:
Net sales	$1,525,249	$934,925	$2,171,787	$1,960,844	$1,877,480	$1,577,973
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,316,679	775,678	1,797,905	1,605,064	1,552,975	1,293,594
Selling, general and administrative expenses	228,513	135,146	306,189	274,412	258,347	227,399
Impairment of intangible asset	—	—	—	—	—	2,640
Transaction expenses	1,315	42,608	—	—	—	—

Operating income (loss)	(21,258)	(18,507)	67,693	81,368	66,158	54,340
Other income (expense):
Interest expense	(37,391)	(32,669)	(54,415)	(59,169)	(61,633)	(60,065)
Other, net	(958)	(127)	(1,020)	(1,155)	(285)	(364)

Income (loss) from operations before income taxes	(59,607)	(51,303)	12,258	21,044	4,240	(6,089)
Income tax provision (benefit)	(23,295)	(15,227)	7,326	11,373	2,867	(1,482)

Net income (loss)	$(36,312)	$(36,076)	$4,932	$9,671	$1,373	$(4,607)

	Successor	Predecessor
	Seven Months Ended January 1, 2011 (1)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (2)	Fiscal Year 2007 (3)	Fiscal Year 2006 (4)
Dollars in thousands
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$(23,439)	$28,106	$131,105	$(54,086)	$19,119	$66,586
Investing activities	(17,237)	(7,523)	(4,620)	(81,671)	(29,860)	(28,527)
Financing activities	40,405	(15,631)	(127,690)	139,503	11,890	(40,004)
Depreciation and amortization	40,905	14,707	32,078	25,530	28,096	25,071
Capital expenditures	12,381	6,424	12,757	13,424	8,648	9,845
EBITDA (5)	18,689	(3,927)	98,751	105,743	93,969	79,047
Adjusted EBITDA (5)	87,974	45,696	101,035	106,994	95,397	83,658
Ratio of earnings to fixed charges (6)	—	—	1.2x	1.3x	1.1x	—

Balance Sheet Data:
Cash and cash equivalents	$11,971		$7,290	$8,495	$4,749	$3,600
Working capital (7)	270,332		197,317	288,313	186,556	172,627
Total assets	2,057,348		1,300,624	1,390,860	1,210,696	1,123,506
Total debt (8)	652,544		549,576	642,434	539,853	521,007
Total redeemable preferred stock	—		26,600	23,941	21,450	19,822
Total stockholders’ equity	651,446		230,647	224,486	216,395	216,758

(1)	Reflects the acquisition of Lisac’s of Washington, Inc. and Tire Wholesalers, Inc. in December 2010.
(2)	Reflects the acquisition of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors in October 2008 and the acquisition of Am-Pac Tire Dist., Inc. in December 2008.
(3)	Reflects the acquisition of Jim Paris Tire City of Montebello, Inc. in May 2007, the acquisition of the distribution assets of Martino Tire Company in July 2007 and the acquisition of 6H-Homann, LLC and Homann Tire, LTD in December 2007.
(4)	Reflects the acquisition of Silver State Tire Company and Golden State Tire Distributors in January 2006 and the acquisition of Samaritan Wholesale Tire Company in July 2006.
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below. The presentation of EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We present EBITDA and Adjusted EBITDA because we believe they provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone. We also believe that such measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing items that we do not believe are indicative of our core operating performance. In addition, the indentures governing our senior notes use a measure similar to Adjusted EBITDA to measure our compliance with certain covenants. Our board of directors also uses Adjusted EBITDA in determining compensation for our management. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers calculate Adjusted EBITDA in the same manner. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same or similar to some of the adjustments set forth below. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP.

The following tables show the calculation of EBITDA and Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss):

	Successor	Predecessor
	Seven Months Ended January 1, 2011 (1)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (2)	Fiscal Year 2007 (3)	Fiscal Year 2006 (4)
In thousands
Net income (loss)	$(36,312)	$(36,076)	$4,932	$9,671	$1,373	$(4,607)
Depreciation and amortization	40,905	14,707	32,078	25,530	28,096	25,071
Interest expense	37,391	32,669	54,415	59,169	61,633	60,065
Income tax provision (benefit)	(23,295)	(15,227)	7,326	11,373	2,867	(1,482)

EBITDA	$18,689	$(3,927)	$98,751	$105,743	$93,969	$79,047

	Successor	Predecessor
	Seven Months Ended January 1, 2011 (1)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (2)	Fiscal Year 2007 (3)	Fiscal Year 2006 (4)
In thousands
EBITDA	$18,689	$(3,927)	$98,751	$105,743	$93,969	$79,047
Management fee	2,352	125	500	500	500	1,875
Incentive compensation	3,706	5,892	325	—	—	—
Transaction fees	1,315	42,608	—	—	—	—
Inventory step-up	58,797	—	—	—	—	—
Other	3,115	998	1,459	751	928	2,736

Adjusted EBITDA	$87,974	$45,696	$101,035	$106,994	$95,397	$83,658

(6)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the twelve months ended December 30, 2006, five months ended May 28, 2010 and seven months ended January 1, 2011, earnings were insufficient to cover fixed charges by approximately $6.1 million, $51.3 million and $59.6 million, respectively.
(7)	Working capital is defined as current assets less current liabilities.
(8)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us” and “our” in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware Corporation, and the term “ATDI” refers only to American Tire Distributors, Inc., a Delaware corporation.

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 88 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 50,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 9%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.0%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Trends and Economic Events

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2010, U.S. replacement tire unit shipments increased by an average of approximately 2.8% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Since the onset of the economic downturn in 2008, we have seen increased economic uncertainty, increased unemployment and rising fuel prices. These factors have impacted the availability of consumer credit and have changed consumer spending of disposable income, thus impacting our business and the industry as a whole.

During 2010, the economic environment has been showing signs of stabilization. We have experienced modest year-over-year unit volume growth in 2010, which reflects an economy slowly reemerging from the severe economic downturn. The return to established driving habits, stable energy prices and longer vehicle life has led to moderate growth in the U.S. replacement tire market compared with 2009.

Going forward, we believe growth in the U.S. replacement tire market will continue to be driven by favorable underlying dynamics, including:

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

Despite the current market environment, we have a solid infrastructure, an extensive and efficient distribution network and a broad product offering. Our growth strategy, coupled with our access to capital and our scalable platform, enables us to continue to expand in existing markets as well as in new geographic areas. In addition, we are investing in technology and new sales channels which will help fuel our future growth. As a result, we believe that we are well positioned to continue to achieve above market results in both contracting and expanding market demand cycles.

Acquisition of Holdings

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010 (as amended and supplemented, the “Merger Agreement”), among Holdings, Accelerate Holdings Corp., a Delaware corporation (the “Buyer”), Accelerate Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Buyer (“Merger Sub”), and Investcorp International, Inc., solely in its capacity as a representative of the stockholders, optionholders and warrantholders of Holdings, Merger Sub merged with and into Holdings with Holdings being the surviving corporation (the “Merger” or the “Acquisition”). As a result of the Merger, Holdings became a wholly-owned subsidiary of the Buyer and an indirect wholly-owned subsidiary of Accelerate Parent Corp. (“Accelerate Parent”), substantially all of whose outstanding capital stock is owned by investment entities affiliated with TPG Capital, L.P. (“TPG” or the “Sponsor”). The Merger was completed on May 28, 2010. See Note 3 in Notes to Consolidated Financial Statements for additional information.

The Merger was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. Accordingly, the purchase price of the Merger has been allocated to our assets and liabilities based upon their estimated fair values at the acquisition date. For accounting purposes, the purchase price allocation was applied on May 28, 2010.

2010 Acquisitions

On December 10, 2010, we completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) pursuant to the terms of an Asset Purchase Agreement dated as of December 10, 2010. Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area.

On December 10, 2010, we completed the purchase of 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”) pursuant to a Stock Purchase Agreement dated as of December 10, 2010. Tire Wholesalers operated one distribution center in Kent, Washington, which serviced over 750 customers in the area.

The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through our ABL Facility. The purchase of Lisac’s and Tire Wholesalers significantly expanded our position in the Northwestern United States.

2008 Acquisitions

On October 8, 2008, we completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., which does business under the name Gray’s Wholesale Tire Distributors

(“Gray’s Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of October 8, 2008. The aggregate purchase price was $6.6 million, which was funded through borrowings under our revolving credit facility. This acquisition expanded our presence in Texas and Oklahoma and complemented our existing distribution centers located within the states of Texas and Oklahoma.

On December 18, 2008, we completed the purchase of all the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac”) pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of the Am-Pac acquisition was approximately $74.7 million, consisting of $71.1 million in cash and $3.6 million in direct acquisition costs. We financed the purchase through borrowings under our revolving credit facility. This acquisition significantly strengthened our presence in markets we served and allowed us to expand our operations into St. Louis, Missouri and western Texas.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to other fiscal years. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks and the five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks. The 2009 fiscal year for the Predecessor, which ended January 2, 2010, contains operating results for 52 weeks while, the 2008 fiscal year for the Predecessor, which ended January 3, 2009, contains operating results for 53 weeks.

Five Months Ended May 28, 2010 for the Predecessor Compared to Fiscal 2009 for the Predecessor

As a result of the Merger and related change in control, generally accepted accounting principles requires us to present separately our operating results for the Predecessor five months ended May 28, 2010. In the following discussion, historical results for the five months ended May 28, 2010 for the Predecessor are compared and discussed in relation to the historical Predecessor results for the fiscal year ended January 2, 2010.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

In thousands	Predecessor	Predecessor	Period Over Period Change Favorable (unfavorable)	Period Over Period % Change Favorable (unfavorable)
	Five Months Ended May 28, 2010	Fiscal Year Ended January 2, 2010			Percentage of Net Sales For the Respective Period Ended
					May 28, 2010	January 2, 2010
Net sales	$934,925	$2,171,787	$(1,236,862)	-57.0%	100.0%	100.0%
Cost of goods sold	775,678	1,797,905	1,022,227	56.9%	83.0%	82.8%
Selling, general and administrative expenses	135,146	306,189	171,043	55.9%	14.5%	14.1%
Transaction expenses	42,608	—	(42,608)	-100.0%	4.6%	0.0%

Operating income (loss)	(18,507)	67,693	(86,200)	-127.3%	-2.0%	3.1%
Other income (expense):
Interest expense	(32,669)	(54,415)	21,746	40.0%	-3.5%	-2.5%
Other, net	(127)	(1,020)	893	87.5%	0.0%	0.0%

Income (loss) from operations before income taxes	(51,303)	12,258	(63,561)	-518.5%	-5.5%	0.6%
Income tax provision (benefit)	(15,227)	7,326	22,553	307.8%	-1.6%	0.3%

Net income (loss)	$(36,076)	$4,932	$(41,008)	-831.5%	-3.9%	0.2%

Net Sales

Total net sales for the five months ended May 28, 2010 were $934.9 million, a $1,236.9 million or 57.0% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a five month period with a twelve month period. Also, lower sales contributions from the retail stores acquired from Am-Pac and subsequently sold in fiscal 2009 impacted the five month period ended May 28, 2010 as compared to fiscal 2009 by approximately $27.9 million. Additionally, the decline in tire unit sales attributable to the difference in the number of months in the comparable periods was partially offset by an increase in passenger and light truck tire pricing of approximately 9.6% during the five months ended May 28, 2010 as compared to fiscal 2009. This increase was driven both by manufacturer price increases and, to a lesser extent, mix of products sold.

Cost of Goods Sold

Total cost of goods sold for the five months ended May 28, 2010 were $775.7 million, a $1,022.2 million or a 56.9% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a five month period with a twelve month period. Cost of goods sold as a percentage of net sales was 83.0% and 82.8% for the five months ended May 28, 2010 and fiscal 2009, respectively. Included in fiscal 2009 were expenses related to the Am-Pac retail stores, which were completely sold by December 2009. These retail stores had a $14.7 million impact on cost of goods sold during fiscal 2009 that did not repeat during the five month period ended May 28, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the five month period ended May 28, 2010 were $135.1 million or 14.5% of net sales compared to $306.2 million or 14.1% of net sales for fiscal 2009. The decline in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a five month period with a twelve month period. The increase in selling, general and administrative expenses as a percentage of sales between the five month period ended May 28, 2010 and fiscal 2009 was primarily driven by higher non-cash stock-based compensation expense of $5.6 million related to the discretionary vesting of certain previously unvested stock options and an increased price per gallon of fuel, which approximated 19% per gallon. Expenses during 2009 included costs for retail stores acquired from Am-Pac and subsequently sold during 2009. In addition, we experienced lower compensation, rent, fuel and vehicle expenses during fiscal 2010 as we integrated 20 of the Am-Pac distribution centers into our existing centers as of July 2009 and eliminated certain duplicate expenses.

During the five months ended May 28, 2010, we recorded an out of period adjustment to our financial statements to correct an error related to the final adjustments recorded to goodwill upon sale of our retail stores in fiscal 2009. Upon review of these adjustments, we determined that $4.9 million previously recorded as goodwill should have been recorded as customer list intangibles at the time of the sale of the Am-Pac retail stores. Consequently, we have recorded an out-of-period adjustment related to the amortization of the customer list intangible and a non-cash charge related to a single retail store that was shut-down. In aggregate, the out-of-period non-cash charge included in the five months ended May 28, 2010 approximates $0.4 million and is included within selling, general and administrative expenses. We evaluated these errors in relation to the periods in which they originated, the current period in which they were corrected, and the estimated income for the full fiscal year, including the trend of earnings. Management believes these errors are immaterial to the consolidated annual financial statements.

Transaction Expenses

In connection with the Merger, during the five month period ended May 28, 2010, we incurred $42.6 million of transaction expenses that related to direct acquisition costs including investment banking, legal, accounting and other fees for professional services as well as certain financing fees that did not qualify for capitalization. Also included within this amount was $2.4 million related to our now suspended public offering of our common stock.

Interest Expense

Total interest expense, net of capitalized interest, for the five month period ended May 28, 2010 was $32.7 million, a $21.7 million or 40.0% decrease compared with fiscal 2009. The decrease was primarily attributable to the comparison of operating results of a five month period with a twelve month period. Partially offsetting this decline during the five months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.1 million. These amounts were partially offset during the five month period ended May 28, 2010 by lower average borrowings under our ABL Facility and termination of the Predecessor’s 2009 swap agreement.

Provision (Benefit) for Income Taxes

Our income tax benefit was $15.2 million during the five month period ended May 28, 2010 compared with an income tax provision of $7.3 million during fiscal 2009. The benefit recorded during the five months ended May 28, 2010 was based on a pre-tax loss of $51.3 million, primarily resulting from the $42.6 million of transaction expenses recorded during this time period. The provision recorded during fiscal 2009 was based on pre-tax income of $12.3 million. Our effective tax rates for the five month period of 2010 and the twelve month period of 2009 were 29.7% and 59.8%, respectively. The decrease in the effective tax rate is due primarily to changes in pre-tax income levels for 2010 as compared to 2009 and the impact related to certain permanent differences, which are not deductible for income tax purposes and that relate to certain transaction expenses incurred as a result of the Merger.

Net Income (Loss)

Net loss for the five month period ended May 28, 2010 was $36.1 million compared with net income of $4.9 million for fiscal 2009. The decrease was directly attributable to the comparison of operating results of a five month period with a twelve month period, the impact of non-recurring transaction expenses and the write-off of previously existing deferred financing fees during the five month period ended May 28, 2010.

Seven Months Ended January 1, 2011 for the Successor Compared to Fiscal 2009 for the Predecessor

As a result of the Merger and related change in control, generally accepted accounting principles requires us to present separately our operating results for the Successor seven months ended January 1, 2011. In the following discussion, historical results for the seven months ended January 1, 2011 for the Successor are compared and discussed in relation to the historical Predecessor results for the fiscal year ended January 2, 2010.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over Period Change Favorable (unfavorable)	Period Over Period % Change Favorable (unfavorable)
	Seven Months Ended January 1, 2011	Fiscal Year Ended January 2, 2010			Percentage of Net Sales For the Respective Period Ended
In thousands					January 1, 2011	January 2, 2010
Net sales	$1,525,249	$2,171,787	$(646,538)	-29.8%	100.0%	100.0%
Cost of goods sold	1,316,679	1,797,905	481,226	26.8%	86.3%	82.8%
Selling, general and administrative expenses	228,513	306,189	77,676	25.4%	15.0%	14.1%
Transaction expenses	1,315	—	(1,315)	-100.0%	0.1%	0.0%

Operating income (loss)	(21,258)	67,693	(88,951)	-131.4%	-1.4%	3.1%
Other income (expense):
Interest expense	(37,391)	(54,415)	17,024	31.3%	-2.5%	-2.5%
Other, net	(958)	(1,020)	62	6.1%	-0.1%	0.0%

Income (loss) from operations before income taxes	(59,607)	12,258	(71,865)	-586.3%	-3.9%	0.6%
Income tax provision (benefit)	(23,295)	7,326	30,621	418.0%	-1.5%	0.3%

Net income (loss)	$(36,312)	$4,932	$(41,244)	-836.3%	-2.4%	0.2%

Net Sales

Total net sales for the seven months ended January 1, 2011 were $1,525.2 million, a $646.5 million or 29.8% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. Also, lower sales contributions from the retail stores acquired from Am-Pac and subsequently sold in fiscal 2009 impacted the seven month period ended January 1, 2011 as compared to fiscal 2009 by approximately $27.9 million. The decline in tire unit sales attributable to the difference in the number of months in the comparable periods, however, was partially offset by an increase in passenger and light truck tire pricing of approximately 15.4% during the seven months ended January 1, 2011 as compared to fiscal 2009. This increase was driven both by manufacturer price increases and, to a lesser extent, mix of products sold.

Cost of Goods Sold

Total cost of goods sold for the seven months ended January 1, 2011 were $1,316.7 million, a $481.2 million or a 26.8% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. Cost of goods sold as a percentage of net sales was 86.3% and 82.8% for the seven months ended January 1, 2011 and fiscal 2009, respectively. The amortization of the inventory step-up adjustment recorded in connection with the Merger increased cost of goods sold during the seven months ended January 1, 2011 by $58.8 million as our entire Merger-related inventory was sold during the seven month period. In addition, we recognized a $1.0 million impairment charge in cost of goods sold during the seven month period of 2010 related to the write-down of a component of our equipment inventory due to our decision to discontinue selling certain products within this product offering (see Note 4 in Notes to Consolidated Financial Statements for further information). Included in fiscal 2009 were expenses related to the Am-Pac retail stores, which were completely sold by December 2009. These retail stores had a $14.7 million impact on cost of goods sold during fiscal 2009 that did not repeat during the seven month period ended January 1, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the seven month period ended January 1, 2011 were $228.5 million or 15.0% of net sales compared to $306.2 million or 14.1% of net sales for fiscal 2009. The decline in selling, general and administrative expenses was directly attributable to the comparison of operating results for a seven month period with a twelve month period. In addition, included in selling, general and administrative expense for the seven months ended January 1, 2011 is an additional $14.5 million of amortization related to the valuation of amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. Also, expenses during 2009 included costs for retail stores acquired from Am-Pac and subsequently sold during 2009, as well as, lower compensation, rent, fuel and vehicle expenses during fiscal 2010 as we integrated 20 of the Am-Pac distribution centers into our existing centers as of July 2009 and eliminated certain duplicate expenses.

Interest Expense

Total interest expense, net of capitalized interest, for the seven month period ended January 1, 2011 was $37.4 million, a $17.0 million or 31.3% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. Partially offsetting this decline was a higher average debt level during the seven month period of 2010 as compared to fiscal 2009, associated with the Successor’s senior debt obligations as compared to the Predecessor’s senior debt obligations, as well as, a slightly higher interest rate associated with the Successor’s senior debt obligations as compared to the Predecessor’s senior debt obligations.

Provision (Benefit) for Income Taxes

Our income tax benefit was $23.3 million during the seven month period ended January 1, 2011 compared with an income tax provision of $7.3 million during fiscal 2009. The benefit recorded during the seven months ended January 1, 2011 was based on a pre-tax loss of $59.6 million, primarily resulting from the non-recurring amortization of the inventory step-up adjustment as well as the additional amortization expense related to the valuation of amortizable intangible assets acquired, both recorded in connection with the Merger. The provision recorded during fiscal 2009 was based on pre-tax income of $12.3 million. Our effective tax rates for the seven month period of 2010 and fiscal 2009 were 39.1% and 59.8%, respectively. The decrease in the effective tax rate is due primarily to changes in pre-tax income levels for 2010 as compared to 2009 and the elimination of a valuation allowance against certain capital loss carryforwards during the seven month period ended January 1, 2011.

Net Income (Loss)

Net loss for the seven month period ended January 1, 2011 was $36.3 million compared with net income of $4.9 million for fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. In addition, the non-recurring amortization of the inventory step-up adjustment, the additional amortization expense related to the valuation of amortizable intangible assets and the increase in interest expense as discussed above impacted the results during the seven month period ended January 1, 2011.

Predecessor Fiscal 2009 Compared to Predecessor Fiscal 2008

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

In thousands	Predecessor	Predecessor
	Fiscal Year Ended January 2, 2010	Fiscal Year Ended January 3, 2009	Period Over Period Change Favorable (unfavorable)	Period Over Period % Change Favorable (unfavorable)	Percentage of Net Sales For the Respective Period Ended
					January 2, 2010	January 3, 2009
Net sales	$2,171,787	$1,960,844	$210,943	10.8%	100.0%	100.0%
Cost of goods sold	1,797,905	1,605,064	(192,841)	-12.0%	82.8%	81.9%
Selling, general and administrative expenses	306,189	274,412	(31,777)	-11.6%	14.1%	14.0%

Operating income (loss)	67,693	81,368	(13,675)	-16.8%	3.1%	4.1%
Other income (expense):
Interest expense	(54,415)	(59,169)	4,754	8.0%	-2.5%	-3.0%
Other, net	(1,020)	(1,155)	135	11.7%	0.0%	-0.1%

Income (loss) from operations before income taxes	12,258	21,044	(8,786)	-41.8%	0.6%	1.1%
Income tax provision (benefit)	7,326	11,373	4,047	35.6%	0.3%	0.6%

Net income (loss)	$4,932	$9,671	$(4,739)	-49.0%	0.2%	0.5%

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

Selling, General and Administrative Expenses

In fiscal 2009, selling, general and administrative expenses increased $31.8 million, or 11.6%, from $274.4 million in fiscal 2008 to $306.2 million, primarily because of our acquisition of Am-Pac in late 2008, which accounted for approximately $41.3 million of the increase. The majority of the increase related to Am-Pac occurred in the first half of 2009 as our integration strategy was substantially completed by July 2009. Other increases included higher rents for larger facilities occupied during late fiscal 2008 and early fiscal 2009 ($4.8 million) and higher amortization expense related to the change in accounting estimate for certain customer list intangible assets ($3.6 million). Lower employee-related expenses of $8.1 million, including lower overall employee headcount, three fewer business days in fiscal 2009 and lower 401(k) expense as compared to fiscal 2008, as well as lower fuel cost of $5.3 million and travel and meeting expenses of $1.5 million partially offset the increases noted above.

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

Provision for Income Tax

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

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

	Successor	Predecessor
In thousands	January 1, 2011	January 2, 2010	January 3, 2009
Cash and cash equivalents	$11,971	$7,290	$8,495
Working capital	270,332	197,317	288,313
Total debt	652,544	549,576	642,434
Redeemable preferred stock	—	26,600	23,941
Total stockholders’ equity	651,446	230,647	224,486
Debt to capital ratio	50.0%	70.4%	74.1%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditures commitments and income tax rates. Our cash requirements consist primarily of the following:

•	Debt service requirements

•	Funding of working capital

•	Funding of capital expenditures

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We expect our cash flow from operations, combined with availability under our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending during the next twelve month period. In addition, we expect our cash flow from operations and our availability under our ABL Facility, which matures on November 28, 2014, to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending during the foreseeable future.

As a result of the Acquisition, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of January 1, 2011, our total indebtedness is $652.5 million. Our cash interest payments for the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor was $30.2 million and $26.2 million, respectively. As of January 1, 2011, we have an additional $238.9 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors.” If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

As a result of the Merger and related change in control, generally accepted accounting principles requires us to present separately our cash flows for the Successor seven months ended January 1, 2011 and the Predecessor five months ended May 28, 2010. In the following discussion, the Successor seven months ended January 1, 2011 and the Predecessor five months ended May 28, 2010 are each compared with the Predecessor fiscal year ended January 2, 2010 in accordance with generally accepted accounting principles.

The following table sets forth the major categories of cash flows:

In thousands	Successor	Predecessor
	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year
			2009	2008
Cash provided by (used in) operating activities	$(23,439)	$28,106	$131,105	$(54,086)
Cash provided by (used in) investing activities	(17,237)	(7,523)	(4,620)	(81,671)
Cash provided by (used in) financing activities	40,405	(15,631)	(127,690)	139,503

Net increase (decrease) in cash and cash equivalents	(271)	4,952	(1,205)	3,746
Cash and cash equivalents—beginning of period	12,242	7,290	8,495	4,749

Cash and cash equivalents—end of period	$11,971	$12,242	$7,290	$8,495

Cash payments for interest	$30,202	$26,188	$42,953	$57,711
Cash payments for taxes, net	$1,971	$1,122	$6,457	$11,634
Capital expenditures financed by debt	$—	$—	$2,307	$3,295
Noncash capital expenditures	$—	$—	$2,876	$—

Operating Activities

Net cash used in operating activities for the seven month period ended January 1, 2011 was $23.4 million compared with $131.1 million of net cash provided by operating activities for fiscal 2009. The decrease of $154.5 million is partially attributable to the comparison of cash flow results of a seven month period with a twelve month period. In addition, working capital requirements during the seven month period ended January 1, 2011 resulted in a cash outflow of $69.1 million and were driven by increases in safety stock levels of inventory attributable to vendor fill rates, increases in customer accounts receivables, and decreases in vendor accounts payable, which resulted from timing of vendor payments. In comparison, working capital requirements during fiscal 2009 resulted in a cash inflow of $78.3 million, which were primarily driven by the decrease in inventory as a result of the consolidations of the acquired Am-Pac distribution centers (finalized in early July 2009) and related rationalization of their inventories, in addition to a reduction in elevated 2008 year-end inventory levels.

Net cash provided by operating activities for the five month period ended May 28, 2010 was $28.1 million compared with $131.1 million for fiscal 2009. The decrease of $103.0 million is partially attributable to the comparison of cash flow results of a five month period with a twelve month period. A component of the decrease resulted from the impact of the $42.6 million expense recorded during the five month period ended May 28, 2010 related to transaction costs paid by the Predecessor. In addition, working capital requirements during the five month period ended May 28, 2010 resulted in a cash inflow of $31.0 million as increases in safety stock levels of inventory attributable to vendor fill rates and increases in customer accounts receivables were more than offset by increases in vendor accounts payable, related to the timing of vendor payments. In comparison, working capital requirements during fiscal 2009 resulted in a cash inflow of $78.3 million, which were primarily driven by the decrease in inventory as a result of the consolidations of the acquired Am-Pac distribution centers (finalized in early July 2009) and related rationalization of their inventories, in addition to a reduction in elevated 2008 year-end inventory levels.

Net cash provided by operating activities for fiscal 2009 increased $185.2 million, from $54.1 million used in operating activities in fiscal 2008 to $131.1 million provided by operating activities in fiscal 2009. The increase in net cash provided by operating activities was primarily due to a decrease in our net working capital requirements. For fiscal 2009, our change in operating assets and liabilities generated a cash inflow of approximately $78.3 million, primarily driven by a decrease in inventories and, to a lesser extent, an increase in accounts payable, partially offset by a decrease in accrued expenses. The decrease in inventories resulted from the consolidation of the acquired Am-Pac distribution centers (finalized in early July 2009) and rationalization of their inventories, as well as a reduction in elevated 2008 year-end inventory levels. The decrease in accrued expenses resulted from income tax payments and incentive compensation payments made during fiscal 2009, both of which related to 2008 fiscal performance, versus income tax and incentive compensation accrual levels for fiscal 2009 that will be paid.

Investing Activities

Net cash used in investing activities for the seven month period ended January 1, 2011 was $17.2 million compared with $4.6 million for fiscal 2009. The acquisition of Lisac’s and Tire Wholesalers in December 2010 reduced net cash flows from investing activities by $11.0 million. Capital expenditures during the seven months ended January 1, 2011 were $12.4 million compared with $12.8 million in fiscal 2009. Both periods included expenditures for information technology upgrades, IT application development and leasehold improvements. In addition, proceeds related to the sale of assets held for sale of $6.8 million during the seven months ended January 1, 2011 compared with $9.2 million during fiscal 2009.

Net cash used in investing activities for the five month period ended May 28, 2010 was $7.5 million compared with $4.6 million for fiscal 2009. Increased capital expenditures during fiscal 2009 included expenditures for information technology upgrades, IT application development and leasehold improvements. In addition, included in fiscal 2009 results are proceeds of $9.2 million related to the sale of assets held for sale, associated with the sale of certain retail operations acquired in the Am-Pac acquisition.

Net cash used in investing activities decreased $77.1 million to $4.6 million in fiscal 2009 compared to net cash used in investing activities of $81.7 million in fiscal 2008. The decrease in net cash used in investing activities was due primarily to a decrease in our acquisition activity as the Am-Pac acquisition took place in fiscal 2008, as well as an increase in the proceeds from the sale of assets held for sale, including $8.1 million for the sale of certain retail operations acquired in the Am-Pac acquisition, and a lower level of purchases of property and equipment between fiscal 2008 and fiscal 2009, primarily resulting from the expansion of one of our distribution centers in fiscal 2008. Capital expenditures for fiscal 2009 included information technology upgrades, warehouse racking and the assumption and subsequent payment of certain mortgage liabilities for real estate obtained for security in certain notes receivable. During fiscal 2009, we also had capital expenditures financed by debt of $2.3 million relating to information technology, which amount is not reflected as capital expenditures in our consolidated statements of cash flows in accordance with GAAP.

Financing Activities

Net cash provided by financing activities for the seven month period ended January 1, 2011 was $40.4 million compared with net cash used in financing activities of $127.7 for fiscal 2009. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of our Senior Secured Notes and our Senior Subordinated Notes, partially offset by the repayment of our previously outstanding Existing Fixed Rate Notes, Existing Floating Rate Notes, Existing Discount Notes, which we refer to collectively as the Existing Notes, and redeemable preferred stock as well as payments for deferred financing costs in connection with the Merger.

Net cash used in financing activities for the five month period ended May 28, 2010 was $15.6 million compared with $127.7 million for fiscal 2009. During fiscal 2009, increased repayments of our revolving credit facility and a larger amount of outstanding checks at the balance sheet date were the primary drivers of amounts used in financing activities.

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

Supplemental Disclosures of Cash Flow Information

Cash payments for interest for the seven month period ended January 1, 2011 were $30.2 million compared with cash payments for interest for fiscal 2009 of $43.0 million. The decrease is primarily related to the comparison of a seven month period to a twelve month period. However, as a result of the Acquisition, our overall debt structure of the Successor has increased along with associated higher interest rates as compared with the Predecessor. Cash payments for interest for the five month period ended May 28, 2010 were $26.2 million compared with cash payments for interest for fiscal 2009 of $43.0 million. The decrease is primarily related to the comparison of a five month period to a twelve month period.

Cash payments for taxes for the seven month period ended January 1, 2011 were $2.0 million compared with $6.5 million in the fiscal year ended January 2, 2010. The decrease is primarily due to the number of months in the comparative periods and the related quarterly state and federal tax payment requirements during these months. Cash payments for taxes for the five month period ended May 28, 2010 were $1.1 million compared with $6.5 million in the fiscal year ended January 2, 2010. The decrease is primarily due to the balance and timing of income tax extension payments for fiscal 2008, made during fiscal 2009, as compared to income tax extension payments for fiscal 2009, made in the first five months of 2010.

Cash payments for interest in fiscal 2009 were $43.0 million, a $14.8 million or 25.6% decrease compared with fiscal 2008. The decrease was primarily due to the timing of our 2008 calendar period, which included five interest payments on the Predecessor’s Existing Floating Rate Notes totaling $17.8 million compared to only three interest payments in fiscal 2009 totaling $7.7 million. In addition, lower interest rates during fiscal 2009 compared to fiscal 2008 also contributed to the year-over-year decline in cash payments for interest.

Cash payments for taxes in fiscal 2009 were $6.5 million, a $5.2 million or 44.5% decrease compared with fiscal 2008. The decrease was primarily due to the differences between the amount of income tax extension payments for fiscal 2007 made in the first part of 2008 and the amount of such payments for fiscal 2008 made in the first part of 2009.

Indebtedness

The following table summarizes the Successor’s outstanding debt at January 1, 2011:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
ABL Facility	2014	3.6%	$190,271
Senior Secured Notes	2017	9.75	247,084
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2022	7.1 - 13.7	14,290
Other	2011 - 2020	6.6 - 10.6	899

Total debt			652,544
Less—Current maturities			(656)

Long-term debt			$651,888

(1)	Interest rate for the ABL Facility is the weighted average interest rate at January 1, 2011.

ABL Facility

In connection with the Merger, ATDI amended and restated its existing senior secured asset-backed revolving credit facility, which we refer to as the ABL Facility. The borrowers to the ABL Facility are ATDI and certain of its subsidiaries. The ABL Facility provides for a senior secured revolving credit facility of up to $450.0 million (of which up to $50.0 million may be utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. Provided that no default or event of default is then existing or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. As of January 1, 2011, the outstanding ABL Facility balance was $190.3 million. In addition, we had certain letters of credit outstanding at January 1, 2011 in the aggregate amount of $7.8 million, leaving $238.9 million available for additional borrowings. The ABL Facility matures on November 28, 2014.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.0% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.0%. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable; plus

•	The lesser of (a) 70% of the lesser of cost or fair market value of eligible tire inventory and (b) 85% of the net orderly liquidation value of eligible tire inventory; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory and (b) 85% of the net orderly liquidation value of eligible non-tire inventory.

All obligations under the ABL Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. Obligations under the ABL Facility are also secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets, in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 1, 2011, our additional borrowing availability under the ABL Facility were above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Notes

On May 28, 2010, in connection with the consummation of the Merger, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

Until June 1, 2013, ATDI may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued at a redemption price equal to 109.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds from one or more equity offerings to the extent that such net cash proceeds are received by or contributed to ATDI; provided that:

(1)	at least 50% of the sum of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after the occurrence of such redemption; and

(2)	each such redemption occurs within 120 days of the date of the closing of the related equity offering.

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including , the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The Senior Secured Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions. The Senior Secured Notes are also collateralized by a second-priority lien on accounts receivable and related assets and a first-priority lien on substantially all other assets (other than inventory), in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

The indenture governing the Senior Secured Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries.

Senior Subordinated Notes

On May 28, 2010, in connection with the consummation of the Merger, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due June 1, 2018, which we refer to as the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

Prior to June 1, 2013, ATDI may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued at a redemption price equal to 111.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1)	at least 50% of the aggregate principal amount of the Senior Subordinated Notes remains outstanding immediately after the occurrence of such redemption; and

(2)	each such redemption occurs within 120 days of the date of the closing of the related equity offering.

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Subordinated Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, and accrued and unpaid interest, to, but not including, the redemption date.

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries.

Repurchase of Existing Notes

In connection with the Merger, on May 4, 2010, Merger Sub commenced cash tender offers for any and all of the Discount Notes, 2013 Notes and Floating Rate Notes, which we refer to as the Existing Notes. All of the Existing Notes were tendered and subsequently purchased and retired by Merger Sub. The aggregate total consideration paid in respect of the Existing Notes was $346.7 million, including accrued and unpaid interest.

Contractual Commitments

As of January 1, 2011, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

In millions	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt (variable rate)	$190.3	$—	$—	$190.3	$—
Long-term debt (fixed rate)	447.9	0.6	—	—	447.3
Estimated interest payments (1)	376.3	56.2	112.4	105.0	102.7
Operating leases, net of sublease income	294.2	50.5	83.7	63.6	96.4
Capital leases (2)	0.2	—	0.2	—	—
Uncertain tax positions	2.2	0.7	(0.1)	1.4	0.2
Deferred compensation obligation	2.5	—	—	—	2.5

Total contractual cash obligations	$1,313.6	$108.0	$196.2	$360.3	$649.1

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

(2)	Excludes capital lease obligation relating to the sale and leaseback of three owned facilities. All cash paid to the lessor is recorded as interest expense and is included in the estimated interest payments amount in the above table.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company that we guaranteed when we sold Winston Tire Company in 2001. As of January 1, 2011, our total obligations as guarantor on these leases are approximately $4.6 million extending over eight years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $4.2 million as of January 1, 2011. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the best estimate of probable loss inherent within our accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of our customers. If the financial condition of our customers were to deteriorate beyond estimates, and impair their ability to make payments, we would be required to write off additional accounts receivable balances, which would adversely impact our results of operations.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value and consist primarily of automotive tires, custom wheels, and related tire supplies and tools. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, we could be required to reduce the value of our inventory or record additional reserves, which would adversely impact our results of operations.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

Recoverability of goodwill is determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives as of November 30, 2010 and determined that no impairment existed at that date. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our results of operations.

Long-Lived Assets

Management reviews long-lived assets, which consist of property, leasehold improvements, equipment and definite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets to be held and used, management evaluates recoverability by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. For long-lived assets for which we have committed to a disposal plan, we report such assets at the lower of the carrying value or fair value less the cost to sell.

In determining the fair value of long-lived assets, we make judgments relating to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Factors that impact these judgments include the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet, which would adversely impact our results of operations.

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

Acquisition Exit Cost Reserves

In connection with certain acquisitions, we have acquired certain facilities that we have closed or intend to close. We record reserves for certain exit costs associated with closing these facilities. These exit cost reserves are recorded in an amount equal to future minimum lease payments and related ancillary costs from the date of closure to the end of the lease term, net of estimated sublease rentals we reasonably expect to obtain for the property. We estimate future cash flows based on contractual lease terms, the geographic market in which the facility is located, inflation, ability to sublease the property and other economic conditions. We estimate sublease rentals based on the geographic market in which the property is located, our experience subleasing similar properties and other economic conditions. If actual exit costs associated with closing these facilities differ from our estimates, it could impact our results of operations.

Income Taxes and Valuation Allowances

Pursuant to Financial Accounting Standards Board (“FASB”) authoritative guidance for accounting for income taxes and uncertain tax positions, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities, in each case using the enacted marginal tax rate we expect will apply when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. We record a valuation allowance, which reduces deferred tax assets, if available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Changes in the valuation allowance are recognized in our provision for deferred income taxes in the period of change.

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

Revenue Recognition

Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. We recognize revenue when the title and the risk and rewards of ownership have substantially transferred to the customer, which is upon delivery under free-on-board destination terms.

We permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, based on historical experience and recent trends. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, operating results would be adversely affected.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this guidance in full beginning with the interim period ended April 3, 2010, except for the gross presentation of Level 3 rollforward information which is required for reporting periods beginning after December 15, 2010 and interim reporting periods within those years.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to our ABL Facility. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At January 1, 2011, we had $190.3 million outstanding under our ABL Facility, none of which has been hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.9 million, based on the outstanding balance of the ABL Facility.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements
Management’s Report on Internal Control over Financial Reporting	45
Reports of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of January 1, 2011 for the Successor and January 2, 2010 for the Predecessor	48
Consolidated Statements of Operations for the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor	49
Consolidated Statements of Stockholder’s Equity and Other Comprehensive Income (Loss) for the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor	50
Consolidated Statements of Cash Flows for the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor	51
Notes to Consolidated Financial Statements	52

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

Management conducted an assessment of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of January 1, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet as of January 1, 2011 and the related consolidated statements of operations, of stockholder’s equity and comprehensive loss and of cash flows for the seven months ended January 1, 2011 present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (Successor Company) at January 1, 2011, and the results of their operations and their cash flows for the seven months ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)for the seven months ended January 1, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet as of January 2, 2010 and the related consolidated statements of operations, of stockholder’s equity and comprehensive income (loss) and of cash flows for the five months ended May 28, 2010 and for each of the two years in the period ended January 2, 2010 present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (Predecessor Company) at January 2, 2010, and the results of their operations and their cash flows for the five months ended May 28, 2010 and for each of the two years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the five months ended May 28, 2010 and for each of the two years in the period ended January 2, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2011

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
In thousands, except share amounts	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,971	$7,290
Restricted cash	250	9,750
Accounts receivable, net of allowance for doubtful accounts of $340 and $2,280 in fiscal 2010 and 2009, respectively	213,928	188,888
Inventories	466,433	388,901
Deferred income taxes	13,839	10,657
Income tax receivable	9,646	—
Assets held for sale	203	458
Other current assets	11,488	11,717

Total current assets	727,758	617,661

Property and equipment, net	89,553	61,775
Goodwill	431,065	375,734
Other intangible assets, net	754,387	226,682
Other assets	54,585	18,772

Total assets	$2,057,348	$1,300,624

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$430,979	$368,852
Accrued expenses	25,791	37,513
Current maturities of long-term debt	656	13,979

Total current liabilities	457,426	420,344

Long-term debt	651,888	535,597
Deferred income taxes	283,169	75,636
Other liabilities	13,419	11,800
Redeemable preferred stock; 20,000 shares authorized, issued and outstanding	—	26,600
Commitments and contingencies
Stockholder’s equity:
Common stock	—	10
Additional paid-in capital	687,537	218,348
Warrants	—	4,631
Accumulated (deficit) earnings	(36,312)	9,922
Accumulated other comprehensive income (loss)	221	(2,164)
Predecessor treasury stock, at cost, 473 shares of Series A Common Stock	—	(100)

Total stockholder’s equity	651,446	230,647

Total liabilities and stockholder’s equity	$2,057,348	$1,300,624

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended
In thousands			January 2, 2010	January 3, 2009
Net sales	$1,525,249	$934,925	$2,171,787	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,316,679	775,678	1,797,905	1,605,064
Selling, general and administrative expenses	228,513	135,146	306,189	274,412
Transaction expenses	1,315	42,608	—	—

Operating income (loss)	(21,258)	(18,507)	67,693	81,368
Other income (expense):
Interest expense	(37,391)	(32,669)	(54,415)	(59,169)
Other, net	(958)	(127)	(1,020)	(1,155)

Income (loss) from operations before income taxes	(59,607)	(51,303)	12,258	21,044
Income tax provision (benefit)	(23,295)	(15,227)	7,326	11,373

Net income (loss)	$(36,312)	$(36,076)	$4,932	$9,671

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

In thousands, except share amounts	Total Stockholder’s Equity	Common Stock ( Note 16)		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Comprehensive Income (Loss)

		Shares	Amount
Predecessor balance, December 29, 2007	$216,395	999,528	$10	$217,990	$4,631	$(4,835)	$(1,301)	$(100)
Adjustment to initially apply fair value accounting standard, net of tax of $0.1 million	154	—	—	—	—	154	—	—
Net income (loss)	9,671	—	—	—	—	9,671	—	—	$9,671
Change in value of derivative instrument, net of tax of $1.0 million	(1,496)	—	—	—	—	—	(1,496)		(1,496)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.2 million	(270)	—	—	—	—	—	(270)		(270)

Total comprehensive income (loss)									$7,905

Stock-based compensation	32	—	—	32	—	—	—	—

Predecessor balance, January 3, 2009	224,486	999,528	10	218,022	4,631	4,990	(3,067)	(100)
Net income (loss)	4,932	—	—	—	—	4,932	—	—	$4,932
Change in value of derivative instrument, net of tax of $0.3 million	474	—	—	—	—	—	474	—	474
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.3 million	429	—	—	—	—	—	429		429

Total comprehensive income (loss)									$5,835

Stock-based compensation	326	—	—	326	—	—	—	—

Predecessor balance, January 2, 2010	230,647	999,528	10	218,348	4,631	9,922	(2,164)	(100)
Net income (loss)	(36,076)	—	—	—	—	(36,076)	—	—	$(36,076)
Change in value of derivative instrument, net of tax of $1.4 million	2,168	—	—	—	—	—	2,168	—	2,168
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(182)	—	—	—	—	—	(182)	—	(182)

Total comprehensive income (loss)									$(34,090)

Stock-based compensation	5,892	—	—	5,892	—	—	—	—

Predecessor balance, May 28, 2010	202,449	999,528	10	224,240	4,631	(26,154)	(178)	(100)

Purchase accounting adjustments	(202,449)	(999,528)	(10)	(224,240)	(4,631)	26,154	178	100
Net income (loss)	(36,312)	—	—	—	—	(36,312)	—	—	$(36,312)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	221	—	—	—	—	—	221	—	221

Total comprehensive income (loss)									$(36,091)

Equity contributions	683,831	1,000	—	683,831	—	—	—	—
Stock-based compensation	3,706	—	—	3,706	—	—	—	—

Successor balance, January 1, 2011	$651,446	1,000	$—	$687,537	$—	$(36,312)	$221	$—

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended
In thousands			January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income (loss)	$(36,312)	$(36,076)	$4,932	$9,671
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	40,905	14,707	32,078	25,530
Amortization of other assets	2,692	9,983	4,834	4,834
Provision (benefit) for deferred income taxes	(27,518)	(3,846)	5,030	3,432
Accretion of 8% cumulative preferred stock	—	2,537	441	441
Accrued dividends on 8% cumulative preferred stock	—	966	2,219	2,051
Provision for doubtful accounts	1,762	608	1,381	2,514
Inventory step-up amortization	58,797	—	—	—
Stock-based compensation	3,706	5,892	326	32
Other, net	1,596	2,357	1,580	409
Change in operating assets and liabilities:
Accounts receivable	(4,298)	(19,280)	(15,462)	868
Inventories	(36,832)	(37,751)	63,773	(43,067)
Income tax receivable	(1,383)	(8,263)	—	—
Other current assets	(738)	972	2,706	110
Accounts payable and accrued expenses	(7,942)	96,375	32,839	(59,614)
Other, net	(17,874)	(1,075)	(5,572)	(1,297)

Net cash provided by (used in) operating activities	(23,439)	28,106	131,105	(54,086)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(11,018)	—	116	(68,584)
Purchase of property and equipment	(12,381)	(6,424)	(12,757)	(13,424)
Purchase of assets held for sale	(718)	(1,498)	(1,382)	(3,020)
Proceeds from sale of assets held for sale	6,806	185	9,232	3,187
Proceeds from sale of property and equipment	74	214	171	170

Net cash provided by (used in) investing activities	(17,237)	(7,523)	(4,620)	(81,671)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,995,596	828,727	2,056,414	1,902,324
Repayments of revolving credit facility	(1,997,413)	(822,005)	(2,147,985)	(1,798,645)
Outstanding checks	5,328	(15,369)	(32,524)	49,951
Payments of other long-term debt	(7,016)	(721)	(3,595)	(4,452)
Payments of deferred financing costs	(24,958)	—	—	—
Payment for termination of interest rate swap agreements	(2,804)	—	—	—
Payment of seller fees on behalf of Buyer	(16,792)	—	—	—
8% cumulative preferred stock redemption	(30,102)	—	—	—
Proceeds from issuance of long-term debt	446,900	—	—	—
Payments of Predecessor senior notes	(340,131)	(6,263)	—	—
Equity contribution	11,797	—	—	—
Change in restricted cash	—	—	—	(9,675)

Net cash provided by (used in) financing activities	40,405	(15,631)	(127,690)	139,503

Net increase (decrease) in cash and cash equivalents	(271)	4,952	(1,205)	3,746
Cash and cash equivalents—beginning of period	12,242	7,290	8,495	4,749

Cash and cash equivalents—end of period	$11,971	$12,242	$7,290	$8,495

Supplemental disclosures of cash flow information:
Cash payments for interest	$30,202	$26,188	$42,953	$57,711
Cash payments for taxes, net	$1,971	$1,122	$6,457	$11,634
Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$—	$—	$2,307	$3,295
Noncash capital expenditures	$—	$—	$2,876	$—

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries.

The Company is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools, representing 94.6%, 2.3% and 1.4%, respectively, of our net sales. Operating as one operating and reportable segment through a network of 88 distribution centers, including two redistribution centers in the United States, the Company offers access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 50,000 customers. The Company’s customer base is comprised primarily of independent tire dealers with the remainder of other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company serves all or parts of 40 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks. The five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks. The fiscal years ended January 2, 2010 and January 3, 2009 contain operating results for 52 weeks and 53 weeks, respectively.

2. Summary of Significant Accounting Policies:

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Preparation

The accompanying consolidated financial statements reflect the consolidated operations of Holdings and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010 (as amended and supplemented, the “Merger Agreement”), among Holdings, Accelerate Holdings Corp., a Delaware corporation (the “Buyer”), Accelerate Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Buyer (“Merger Sub”), and Investcorp International, Inc., solely in its capacity as a representative of the stockholders, optionholders and warrantholders of Holdings, Merger Sub merged with and into Holdings with Holdings being the surviving corporation (also referred herein as the “Merger” or the “Acquisition”). As a result of the Merger, Holdings became a wholly-owned subsidiary of the Buyer and an indirect wholly-owned subsidiary of Accelerate Parent Corp. (“Accelerate Parent”), substantially all of whose outstanding capital stock is owned by investment entities affiliated with TPG Capital, L.P. (“TPG” or the “Sponsor”). Additionally, under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the Buyer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of common stock of Holdings have been pushed down from the Buyer to Holdings.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. Partially-owned investments are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are based on several factors including the facts and circumstances available at the time of the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probably future outcome. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less to be cash equivalents in its consolidated financial statements. Outstanding checks are presented as a financing cash outflow in the statement of cash flows because they are funded by drawing on the ABL Facility as they are presented for payment.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value and consist primarily of automotive tires, custom wheels, and related tire supply and tool products. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility. See Note 8 for additional information.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the best estimate of probable loss inherent within the Company’s accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, assets placed in service are recorded at cost and depreciated using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property and equipment is as follows:

Buildings	25 to 31 years
Leasehold improvements	9 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	8 years
Internal use software	3 to 5 years
Vehicles and other	4 to 6 years

Repairs and maintenance expenditures that do not extend the useful life of the asset are charged to expense as incurred. Major expenditures for replacements and significant improvements that increase asset values and extend useful lives are capitalized. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations.

The Company capitalizes costs, including interest, incurred to develop or acquire internal-use software. These costs are capitalized subsequent to the preliminary project stage once specific criteria are met. Costs incurred in the preliminary project planning stage are expensed. Other costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method.

The Company assesses the recoverability of the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Goodwill and Intangible Assets

In accordance with GAAP, goodwill and other indefinite-lived intangible assets are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Recoverability of other indefinite-lived intangible assets is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

Intangible assets such as customer-related intangible assets and noncompete agreements with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer list	19 years
Tradenames	1 to 5 years
Noncompete agreements	2 years

The Company assesses the recoverability of the carrying value of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Deferred Financing Costs

Costs associated with financing activities (see Note 8) are included in the accompanying consolidated balance sheets as deferred financing costs (included within Other Assets) and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in operating income was $2.7 million for the Successor seven months ended January 1, 2011. Amortization of deferred financing costs for the Predecessor five months ended May 28, 2010 and fiscal years 2009 and 2008 were $10.0 million, $4.8 million and $4.8 million, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations. As a result of the Acquisition, $8.0 million of deferred financing costs associated with the old debt structure were written off and included in the $10.0 million amortization of deferred financing costs for the Predecessor five months ended May 28, 2010. The unamortized balance of deferred financing costs included in the accompanying consolidated balance sheets was $22.3 million for the Successor at January 1, 2011 and $12.5 million for the Predecessor at January 2, 2010.

Equity Method Investment

The Company has a 52% equity investment in American Car Care Centers (“ACCC”), an association of independent tire and automotive service dealers with over 1,100 locations nationwide. ACCC engages in a program to assist its stockholders and their customers in the promotion, marketing, distribution and sale of tires, tire supplies, accessories and equipment. Although we hold a majority ownership interest, our interest does not provide us with the ability to exercise significant influence. Accordingly, the investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheet at January 1, 2011.

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

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.3 million for employee health insurance and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.8 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.

Revenue Recognition and Concentration of Credit Risk

Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. The Company recognizes revenue when the title and the risks and rewards of ownership have substantially transferred to the customer, which is upon delivery under free on board (“FOB”) destination terms.

The Company permits customers from time to time to return certain products, but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience and recent trends.

In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. The Company’s top ten customers accounted for approximately 8.0%, 5.5%, and 6.7% of net sales, respectively, for the fiscal years of 2010, 2009, and 2008.

Shipping and Handling Costs

Certain Company shipping, handling and other distribution costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. For the Successor, such expenses totaled $64.5 million for the seven months ended January 1, 2011. For the Predecessor, such expenses totaled $43.1 million for the five months ended May 28, 2010, $99.6 million for the fiscal year ended January 2, 2010, and $99.5 million for the fiscal year ended January 3, 2009. Shipping revenue is classified within net sales in accordance with accounting standards on shipping and handling fees and costs.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this guidance in full beginning with the interim period ended April 3, 2010, except for the gross presentation of Level 3 rollforward information which is required for reporting periods beginning after December 15, 2010 and interim reporting periods within those years.

3. Acquisitions:

Acquisition of Holdings

On May 28, 2010, pursuant to the Merger and in exchange for an aggregate purchase price of $1,287.5 million in cash, less the amount of the Company’s funded indebtedness, transaction expenses, aggregate redemption payments with respect to Holdings outstanding preferred stock, certain holdback amounts plus the amount of estimated cash, plus or minus certain working capital adjustments, Merger Sub merged with and into Holdings. In connection with the Merger, Holdings existing redeemable preferred stock was redeemed and each holder of shares of Holdings common stock received a portion of the merger consideration equal to $596.65 per share. To the extent that any existing holder of options or warrants to acquire shares of Holdings common stock did not exercise such options or warrants prior to the effective time of the Merger, such holder was paid an amount in cash equal to $596.65 per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. Holdings continued as the surviving corporation with Accelerate Holdings Corp. as its sole stockholder.

In connection with the Merger, the following transactions occurred:

•

TPG Partners V, L.P. and TPG Partners VI, L.P. (collectively “TPG” or the “Sponsor”) and certain co-investors contributed $675.4 million through the purchase of common stock in Holdings indirect parent company (the “Equity Contributions”);

•

ATDI amended and restated its senior secured asset-based revolving credit facility, which now provides for revolving credit financing of up to $450.0 million, subject to borrowing base availability (as subsequently amended, the “ABL Facility”), and under which there was $185.0 million of outstanding loans on the closing date. The ABL facility matures on November 28, 2014;

•

ATDI issued $250.0 million in aggregate principal amount at maturity of 9.750% senior secured notes due June 1, 2017 (“Senior Secured Notes”), which notes were offered at a discount from their principal amount at maturity and generated gross proceeds (without taking into account the initial purchasers’ discount and other transaction fees and expenses) of approximately $246.9 million;

•	ATDI issued $200.0 million in aggregate principal amount of 11.50% senior subordinated notes due June 1, 2018 (“Senior Subordinated Notes”);

•	Holdings redeemed all of its outstanding redeemable preferred stock for $30.1 million, which includes $10.1 million of accrued and unpaid dividends;

•

Holdings repurchased and cancelled all of its outstanding 13% Senior Discount Notes due 2013 (“Discount Notes”) for $47.0 million, which includes a tender premium of $0.9 million plus accrued and unpaid interest of $0.9 million;

•

ATDI repurchased and cancelled all of its outstanding 10 3/4% Senior Notes due 2013 (“2013 Notes”) for $157.7 million, which includes a tender premium of $5.1 million plus accrued and unpaid interest of $2.6 million;

•	ATDI repurchased and cancelled all of its outstanding Floating Rate Notes due 2012 for $142.0 million, which includes a tender premium of $0.6 million plus accrued and unpaid interest of $1.4 million;

•	The Company paid $2.8 million to terminate its interest rate swap agreements;

•

Fees of $25.0 million were paid in connection with the ABL Facility and the issuance of the Senior Secured Notes and Senior Subordinated Notes. These fees are recorded as assets in the Successor’s balance sheet and are being amortized over the life of the respective debt;

•	Seller transaction fees of $20.0 million were paid, all of which were accrued by the Predecessor;

•	Transaction bonuses of $2.8 million were paid, all of which were accrued by the Predecessor; and

•

Payment of seller fees on behalf of the Buyer presented in the consolidated statements of cash flows represents ATDI’s payment of seller transaction fees and transaction bonuses less an offsetting reimbursement for these costs by the Buyer.

The net proceeds from the Equity Contributions, the notes issued, and the borrowings under the ABL Facility were used to effect the Merger, to repay certain of the Company’s existing debt as described above and to pay related fees and expenses and other amounts payable under the Merger Agreement.

The fair value of consideration transferred was as follows:

In thousands
Aggregate purchase price	$1,287,500
Redemption of Funded Indebtedness	(529,176)
Redemption of Preferred Stock	(30,102)
Termination of Interest Rate Swaps	(2,804)
Transaction fees	(66,234)
Holdback amount	(13,000)
Cash on hand	7,273
Working capital adjustments	(7,000)

Total Fair Value of Consideration Paid	$646,457

The Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of Acquisition. The allocation of the purchase price is as follows:

In thousands	May 28, 2010
Cash	$12,242
Restricted cash	9,750
Accounts receivable	207,561
Inventory	485,448
Other current assets	20,489
Property and equipment	91,150
Intangible assets	781,324
Other assets	48,100

Total assets acquired	1,656,064
Debt	612,638
Accounts payable	422,245
Accrued and other liabilities	108,456
Deferred income taxes	296,549

Total liabilities assumed	1,439,888
Net assets acquired	216,176
Goodwill	430,281

Purchase price allocation	$646,457

Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors, including the estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

The Company recorded intangible assets based on their estimated fair value and consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	19 years	$527,898
Tradenames—Infinite	Indefinite	249,893
Tradenames—Finite	1 - 5 years	3,168
Noncompete agreement	2 years	365

Total		$781,324

The Company has allocated $249.9 million to tradenames related to ATDI. Management considered many factors in the determination that it will account for the asset as an indefinite-lived intangible assets, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).

Transaction Expenses

The consolidated statements of operations for the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor includes the following transaction expenses relating to the Acquisition:

	Successor	Predecessor
In thousands	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010
Seller transaction fees	$—	$20,004
Accrued transaction bonuses	—	2,800
Suspended public offering expenses	—	2,410
Bond premiums	—	6,519
Bridge loan fee	—	10,875
Buyer transaction fees	1,124	—

Total	$1,124	$42,608

The following unaudited pro forma supplementary data for the five months ended May 28, 2010 and the fiscal years ended January 2, 2010 and January 3, 2009 give effect to the Acquisition as if it had occurred on December 30, 2007 (the first day of the Company’s 2008 fiscal year).

	Pro Forma
	Five Months Ended	Fiscal Year Ended
In thousands	May 28, 2010	January 2, 2010	January 3, 2009
Net sales	$934,925	$2,171,787	$1,960,844
Net (loss) income	(17,509)	(23,506)	(18,927)

The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

2010 Acquisitions

On December 10, 2010, the Company completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) pursuant to an Asset Purchase Agreement dated as of December 10, 2010. Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area.

On December 10, 2010, the Company completed the purchase of 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”) pursuant to a Stock Purchase Agreement dated as of December 10, 2010. Tire Wholesalers operated one distribution center in Kent, Washington, which serviced over 750 customers in the area.

The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through the Company’s ABL Facility. The purchase of Lisac’s and Tire Wholesalers significantly expanded the Company’s position in the Northwestern United States.

2008 Acquisitions

On October 8, 2008, the Company completed the purchase of certain assets and the assumption of certain liabilities of Remington Tire Distributors, Inc., which does business under the name Gray’s Wholesale Tire Distributors (“Gray’s Tire”) pursuant to the terms of an Asset Purchase Agreement dated as of October 8, 2008. The aggregate purchase price was $6.6 million, which was funded through borrowings under the Company’s revolving credit facility. This acquisition expanded the Company’s presence in Texas and Oklahoma and complemented the Company’s existing distribution centers located within the states of Texas and Oklahoma.

On December 18, 2008, the Company completed the purchase of all the issued and outstanding capital stock of Am-Pac Tire Dist., Inc. (“Am-Pac”) pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. The aggregate purchase price of the Am-Pac acquisition was approximately $74.7 million, consisting of $71.1 million in cash and $3.6 million in direct acquisition costs. The Company financed the purchase through borrowings under its revolving credit facility. During May 2010, the Company made a claim against the amount of purchase price held in escrow in the amount of $0.3 million and the remaining escrow balance of $9.5 million was released to the sellers, which resulted in an increase to goodwill of $9.5 million. This acquisition significantly strengthened the Company’s presence in markets it served and allowed the Company to expand its operations into St. Louis, Missouri and western Texas.

As part of the acquisition of Am-Pac, the Company acquired certain retail stores and operations. As the Company’s core business does not relate to the operations of retail stores and as management believed that by operating retail stores it would be in direct competition with its customers, the Company decided that it would divest of these retail stores. As a result, during fiscal 2009, the Company sold 36 of the 37 acquired retail stores and shutdown the remaining acquired store.

4. Inventories:

Inventories consist primarily of automotive tires, custom wheels, tire supplies and tools and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility. See Note 8 for further information.

As a result of the Acquisition, the carrying value of inventory was increased by $58.8 million to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step up in inventory value was amortized into cost of goods sold in the accompanying consolidated statements of operations over the period of the Company’s normal inventory turns, which approximated two months.

During the quarter ended October 2, 2010, the Company made the decision to discontinue selling certain products within its equipment product offering. As a result of the decision, the Company recognized a $1.0 million impairment charge, which is included in cost of goods sold in the accompanying consolidated statements of operations, related to the estimated write-down of related inventory to their fair market values as the Company moves to dispose of the residual equipment in these product offerings. Sales related to these products accounted for 1.7% of our combined net sales during fiscal 2010.

5. Property and Equipment:

The following table represents the major classes of property and equipment at January 1, 2011 for the Successor and January 2, 2010 for the Predecessor:

	Successor	Predecessor
In thousands	January 1, 2011	January 2, 2010
Land	$5,538	$7,547
Buildings and leasehold improvements	21,357	32,999
Machinery and equipment	8,470	11,344
Furniture and fixtures	22,571	22,354
Software	35,567	37,947
Vehicles and other	3,957	2,592

Total property and equipment	97,460	114,783
Less—Accumulated depreciation	(7,907)	(53,008)

Property and equipment, net	$89,553	$61,775

Depreciation expense was $8.0 million for the seven months ended January 1, 2011 for the Successor. The Predecessor recorded depreciation expense of $7.0 million for the five months ended May 28, 2010, $14.0 million for the fiscal year ended January 2, 2010, and $11.7 million for the fiscal year ended January 3, 2009. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of operations.

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 8). The net book value of these assets at January 1, 2011 for the Successor and January 2, 2010 for the Predecessor was $10.2 million and $10.7 million, respectively. Accumulated depreciation was $0.2 million and $3.4 million for the respective periods. Depreciation expense was $0.2 million for the seven months ended January 1, 2011. The Predecessor recorded depreciation expense of $0.3 million for the five months ended May 28, 2010, $0.8 million for fiscal year ended January 2, 2010 and $0.7 million for fiscal year ended January 3, 2009.

In connection with the Merger, the Company recorded a step-up of $28.6 million in the carrying value of its property and equipment to fair value. The following table sets forth the step-up in the carrying value by category as well as the estimated useful lives for the Successor and Predecessor periods:

(dollars in thousands)	Successor Estimated Useful Lives (years)	Predecessor Estimated Useful Lives (years)	Step-up to FMV at May 28, 2010
Land	N/A	N/A	$220
Buildings	25 – 31	25 – 40	(2,351)
Leasehold improvements	9	7	3,347
Machinery and equipment	2 – 7	3 – 4	2,404
Furniture and fixtures	8	7	10,886
Software	3 – 5	3	12,574
Vehicles and other	4 – 6	3	1,510

Total			$28,590

The change in fair value of select assets recorded at the acquisition date was based upon management’s assessment of the acquired assets’ condition, as well as an evaluation of the current market value for such assets. The increase in fair value primarily consisted of changes in internal use software and furniture and fixtures, approximately $10.9 million and $12.6 million, respectively. The increase from net book value to fair value of these assets types was primarily the result of increased flexibility and adaptability in their respective uses, including implementation of common software and warehousing platforms across our business, as well as our evaluation of current market conditions. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date.

6. Goodwill:

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. As of January 1, 2011 and January 2, 2010, the change in the carrying amount of goodwill is as follows:

	Successor	Predecessor
In thousands	January 1, 2011	May 28, 2010	January 2, 2010
Beginning balance	$—	$375,734	$369,961
Purchase accounting adjustments	—	4,275	5,773
Elimination of Predecessor goodwill	—	(380,009)	—
Acquisition of Holdings	430,281	—	—
Acquisitions	784	—	—

Ending balance	$431,065	$—	$375,734

As of January 1, 2011, the Company has recorded goodwill of $431.1 million, of which approximately $21 million of net goodwill is deductible for income tax purposes in future periods. The Acquisition of Holdings was accounted for under the accounting standard for business combinations. Accordingly, the purchase price of the acquisition has been allocated to the Company’s assets and liabilities based upon their estimated fair values at the acquisition date. During the fourth quarter, the Company identified an income tax item that was not previously identified as part of the initial purchase price allocation, specifically, an income tax benefit related to option cancellation payments of vested stock option awards previously granted to certain members of management. As a result, the Company reduced deferred tax liability and goodwill by approximately $18 million. The Company evaluated this item in relation to the prior interim periods presented and determined that this balance sheet adjustment is immaterial to the Company’s financial statements. On December 10, 2010, the Company completed the purchase of substantially all the assets of Lisac’s and 100% of the capital stock of Tire Wholesalers. As a result, the Company recorded $0.8 million of goodwill in the fourth quarter of 2010. See Note 3 for additional information.

On December 18, 2008, the Company completed the purchase of all of the issued and outstanding capital stock Am-Pac pursuant to the terms of a Stock Purchase Agreement dated December 18, 2008. During May 2010, the Company made a claim against the amount of purchase price held in escrow in the amount of $0.3 million and the remaining escrow balance of $9.5 million was released to the sellers, which resulted in an increase to goodwill of $9.5 million.

During the first quarter of 2010, the Predecessor recorded an out of period adjustment to its financial statements to correct an error related to the final adjustments recorded to goodwill upon the sale of its retail stores in fiscal 2009. Upon review of these adjustments, the Predecessor determined that $4.9 million previously recorded as goodwill should have been recorded as customer list intangibles at the time of the sale of the retail stores. Consequently, the Predecessor has recorded an out-of-period adjustment related to the amortization of the customer list intangible and a non-cash charge related to a single retail store that was shut-down. In aggregate, the out-of-period non-cash charge included in the first quarter of 2010 approximates $0.4 million and is included within selling, general and administrative expenses within the accompanying consolidated statements of operations. The Predecessor evaluated these errors in relation to the periods in which they originated, the current period in which they were corrected, and the estimated income for the full fiscal year, including the trend of earnings. Management believes these errors are immaterial to the consolidated annual financial statements.

7. Intangible Assets:

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at January 1, 2011 for the Successor and January 2, 2010 for the Predecessor:

	Successor		Predecessor
	January 1, 2011		January 2, 2010
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer list	$533,998	$32,466	$245,266	$66,545
Noncompete agreement	365	135	500	39
Tradenames	3,168	436	150	30
Favorable leases	—	—	200	29

Total finite-lived intangible assets	537,531	33,037	246,116	66,643
Tradenames (indefinite-lived)	249,893	—	47,209	—

Total intangible assets	$787,424	$33,037	$293,325	$66,643

Indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite lives are being amortized on a straight-line basis or accelerated basis over periods ranging from one to nineteen years. Amortization of intangible assets was $33.0 million for the seven months ended January 1, 2011 for the Successor. The Predecessor recorded amortization of intangible assets of $7.7 million in the five months ended May 28, 2010, $18.0 million in fiscal 2009, and $13.8 million in fiscal 2008. Accumulated amortization at January 1, 2011 for the Successor and January 2, 2010 for the Predecessor was $33.0 million and $66.6 million, respectively.

The Successor’s estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $58.8 million in 2011, $57.4 million in 2012, $54.7 million in 2013, $51.7 million in 2014, and $43.8 million in 2015.

8. Long-term Debt:

The following table represents the long-term debt at January 1, 2011 for the Successor and at January 2, 2010 for the Predecessor:

	Successor	Predecessor
In thousands	January 1, 2011	January 2, 2010
ABL Facility	$190,271	$185,367
Senior Subordinated Notes	200,000	—
Senior Secured Notes	247,084	—
2013 Notes	—	150,000
Floating Rate Notes	—	140,000
Discount Notes	—	51,480
Capital lease obligations	14,290	14,183
Supplier loan	—	6,000
Other	899	2,546

Total debt	652,544	549,576
Less—Current maturities	(656)	(13,979)

Long-term debt	$651,888	$535,597

The fair value of the Successor’s long-term senior notes at January 1, 2011 was $470.6 million and the fair value of the Predecessor’s long-term senior notes at January 2, 2010 was $304.7 million. The fair value of the long-term senior notes was primarily based upon quoted market values.

ABL Facility

In connection with the Merger, ATDI amended and restated its existing senior secured asset-backed revolving credit facility (“ABL Facility”). The borrowers to the ABL Facility are ATDI and certain of its subsidiaries. The ABL Facility provides for a senior secured revolving credit facility of up to $450.0 million (of which up to $50.0 million may be utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. Provided that no default or event of default is then existing or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline linder and issuing banks with respect to the lenders providing commitments for such increase. As of January 1, 2011, the outstanding ABL Facility balance was $190.3 million. In addition, the Company had certain letters of credit outstanding at January 1, 2011 in the aggregate amount of $7.8 million, leaving $238.9 million available for additional borrowings. The ABL Facility matures on November 28, 2014.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.0% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.0%. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable; plus

•	The lesser of (a) 70% of the lesser of cost or fair market value of eligible tire inventory and (b) 85% of the net orderly liquidation value of eligible tire inventory; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory and (b) 85% of the net orderly liquidation value of eligible non-tire inventory.

All obligations under the ABL Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. Obligations under the ABL Facility are also secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets, in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 1, 2011, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Subordinated Notes

On May 28, 2010, in connection with the consummation of the Merger, ATDI issued Senior Subordinated Notes due June 1, 2018 (“Senior Subordinated Notes”) in an aggregate principal amount of $200.0 million. The Senior Subordinated Notes bear interest at a fixed rate of 11.50% per annum. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes will not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

Prior to June 1, 2013, ATDI may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes issued at a redemption price equal to 111.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1)	at least 50% of the aggregate principal amount of the Senior Subordinated Notes remains outstanding immediately after the occurrence of such redemption; and

(2)	each such redemption occurs within 120 days of the date of the closing of the related equity offering.

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Subordinated Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, and accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries.

Senior Secured Notes

On May 28, 2010, in connection with the consummation of the Merger, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes will not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

Until June 1, 2013, ATDI may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued at a redemption price equal to 109.75% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds from one or more equity offerings to the extent that such net cash proceeds are received by or contributed to ATDI; provided that:

(1)	at least 50% of the sum of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately after the occurrence of such redemption; and

(2)	each such redemption occurs within 120 days of the date of the closing of the related equity offering.

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including , the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The Senior Secured Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions. The Senior Secured Notes are also collateralized by a second-priority lien on accounts receivable and related assets and a first-priority lien on substantially all other assets (other than inventory), in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

The indenture governing the Senior Secured Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries.

2013 Notes

On March 31, 2005, ATDI issued 10.75% Senior Notes (“2013 Notes”), which mature on April 1, 2013, in an aggregate principal amount at maturity of $150.0 million, generating net proceeds of approximately $144.2 million. The 2013 Notes bear interest at a fixed rate of 10.75% and is paid semi-annually in arrears on April 1 and October 1 of each year.

In connection with the consummation of the Merger, all of ATDI’s outstanding 2013 Notes were repurchased and cancelled for $157.7 million, which includes a tender premium of $5.1 million plus accrued and unpaid interest of $2.6 million. The indenture relating to the 2013 Notes was also terminated.

Floating Rate Notes

On March 31, 2005, ATDI issued Floating Rate Notes (“Floating Rate Notes”), which mature on April 1, 2012, in an aggregate principal amount at maturity of $140.0 million, generating net proceeds of approximately $134.5 million. The Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 6.25%, reset on January 1, April 1, July 1 and October 1 of each year.

In connection with the consummation of the Merger, all of ATDI’s outstanding Floating Rate Notes were repurchased and cancelled for $142.0 million, which includes a tender premium of $0.6 million plus accrued and unpaid interest of $1.4 million. The indenture relating to the Floating Rate Notes was also terminated.

Discount Notes

On March 31, 2005, Holdings issued 13% Senior Discount Notes (“Discount Notes”), which mature on October 1, 2013, at an aggregate principal amount at maturity of $51.5 million, generating net proceeds of approximately $40.0 million. The Discount Notes were issued at a substantial discount from their principal amount at maturity. Prior to April 1, 2007, no interest accrued on the Discount Notes. Since April 1, 2007, interest on the Discount Notes has accrued at a rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1 of each year.

On April 1, 2010, as required under the related indenture, Holdings redeemed 12.165% of its outstanding Discount Notes. The Predecessor paid the $6.3 million principal repayment through the use of its ABL facility. In connection with the consummation of the Merger, all of the remaining Discount Notes were repurchased and cancelled for $47.0 million, which includes a tender premium of $0.9 million plus accrued and unpaid interest of $0.9 million. The indenture relating to the Discount Notes was also terminated.

Capital Lease Obligations

As of January 1, 2011, the Company has a capital lease obligation of $14.1 million relating to a prior sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease has been terminated. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million

(paid quarterly) and is adjusted for Consumer Price Index changes every two years. The annual rent expense increased to $1.7 million on April 25, 2004 and to $1.8 million on April 25, 2006. Beginning on April 25, 2008, the annual rent expense increased to $2.0 million. There was no gain or loss recognized as a result of the initial sales transaction.

Supplier Loan

In October 2006, the Company entered into a loan and purchase agreement with one of the Company’s suppliers. Under the terms of the agreement, the supplier agreed to loan the Company the aggregate principal amount of $6.0 million (the “Supplier Loan”). Proceeds from the Supplier Loan were received in the form of a credit against then current amounts due and payable to the supplier. All unpaid principal and interest on the Supplier Loan was required to be paid in full on or before December 20, 2010. The Company repaid the Supplier Loan on that date through the use of its ABL Facility. During its term, interest under the Supplier Loan was payable quarterly, in arrears, at a rate of 9% per year. The agreement defined certain levels of annual commitments that the Company was required to meet during each calendar year of fiscal 2006 through 2010. If the Company purchased all the required commitments, then the supplier would refund the interest paid by the Company for that calendar year. If the Company did not meet these purchase commitments, a calculated portion, representing the percentage shortfall in the Company’s committed purchase requirements, of the principal on the Supplier Loan would be due and payable during the immediately succeeding calendar year. For the fiscal years ended January 2, 2010 and January 3, 2009, the Company met the purchase commitment requirements as specified in the agreement.

Aggregate Maturities

Aggregate maturities of long-term debt at January 1, 2011, are as follows:

In thousands
2011	$656
2012	206
2013	22
2014	190,295
2015	27
Thereafter	461,338

Total	$652,544

9. Derivative Instruments:

As of January 1, 2011, the Company holds no derivative instruments and has historically not entered into derivatives for trading or speculative purposes. At January 2, 2010, the fair value of the Predecessor’s derivative instruments was recorded as follows:

	Derivative Liability
	Predecessor January 2, 2010
In thousands	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument
Interest rate swap	Accrued expenses	$3,570
Derivative not designated as a hedging instrument
Interest rate swap	Other liabilities	870

Total derivatives		$4,440

The Predecessor entered into interest rate swap agreements on October 11, 2005 (the “2005 Swap”) and June 4, 2009 (the “2009 Swap”) to manage a portion of interest rate risk associated with fluctuations in the interest rates on their variable rate debt. These interest rate swap agreements represented contracts to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amounts of the interest rate swap agreements was used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.

The 2005 Swap covered a notional amount of $85.0 million of the Predecessor’s $140.0 million Floating Rate Notes at a fixed interest rate of 4.79%. In accordance with accounting standards, the 2005 Swap was designated as a cash flow hedge and had met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Accordingly, changes in the fair value of the 2005 Swap were deferred in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The 2009 Swap covered a notional amount of $100.0 million of the Predecessor’s variable rate indebtedness at a fixed interest rate of 1.45%. The 2009 Swap had not been designated for hedge accounting treatment. Accordingly, changes in the fair value of the 2009 Swap were recorded as adjustments to interest expense in the accompanying consolidated statements of operations.

For the five months ended May 28, 2010 and the fiscal year ended January 2, 2010, the Predecessor recorded $0.1 million and $0.9 million, respectively, to interest expense within the accompanying consolidated statements of operations based upon the change in the fair value for the 2009 Swap.

The pre-tax effect of the Predecessor’s derivative instruments on the consolidated statement of operations for the five months ended May 28, 2010 and the fiscal year ended January 2, 2010 was as follows:

Interest Rate Swap Designated as Cash Flow Hedge (in thousands)	Amount of Gain (Loss) Deferred in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Five months ended May 28, 2010	$(1,140)	Interest expense	$4,710
Fiscal year ended January 2, 2010	(2,608)	Interest expense	3,388

Interest Rate Swap Not Designated as Hedging Instrument (in thousands)	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Five months ended May 28, 2010	Interest expense	$(68)
Fiscal year ended January 2, 2010	Interest expense	(870)

On May 28, 2010, in connection with the Merger, the Company paid $1.9 million to terminate the 2005 Swap agreement and $0.9 million to terminate the 2009 Swap agreement.

10. Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1—Inputs based on quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3—Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of January 1, 2011:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust	$2,544	$2,544	$—	$—

Total Assets	$2,544	$2,544	$—	$—

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at January 1, 2011 are the same as those used at January 2, 2010. As a result, there have been no transfers between Level 1and Level 2 categories.

As of January 1, 2011, the Company’s deferred compensation plan assets, held in a rabbi trust, were invested in approximately ten diversified and long standing mutual fund portfolios. The Company reviews the fair value of its investment portfolio on a periodic basis to identify declines in fair value below the carrying value that are other-than-temporary. The Company’s other-than-temporary assessment includes reviewing the extent and duration of declines in fair values of investments, the nature of the holdings, and the sectors in which the portfolios are invested. Based on the Company’s assessment of unrealized losses, the Company recorded an impairment charge of $0.2 million during the fiscal year ended January 3, 2009. This charge is recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations. No impairment charge was recorded by the Successor for the seven months ended January 1, 2011 or for the Predecessor for the five months ended May 28, 2010 and fiscal year ended January 2, 2010.

11. Employee Benefits:

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

The Predecessor adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorized the issuance of up to 190,857 shares of voting common stock under terms and conditions to be set by the Predecessor’s Board of Directors. A committee appointed by the Predecessor’s Board of Directors administered the plan and had sole authority to select those individuals to whom options may be granted and to determine the number of shares of the Predecessor’s Series A Common Stock that would be issuable upon exercise of the options granted. Options granted under the 2005 Plan generally vested based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance-based options vested at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vested on the basis of events such as an initial public offering or company sale did so only to the extent that the initial shareholders earned a specified return on its initial investment in the Predecessor’s shares.

Changes in options outstanding under the 2005 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
December 29, 2007	176,704	$174.72	66,604	$113.92
Granted	800	376.40	n/a	n/a

January 3, 2009	177,504	175.63	66,871	114.97
Granted	1,875	339.30	n/a	n/a
Amendment	(30,364)	211.50	n/a	n/a

January 2, 2010	149,015	170.38	67,468	117.65
Forfeited	(4,296)	211.50	n/a	n/a
Termination	(144,719)	169.16	108,785	155.17

May 28, 2010	—	$—	—	$—

In October 2009, the Predecessor amended certain stock option agreements such that the number of unvested stock options were reduced and the vesting performance targets for these unvested stock options were modified. This amendment was evaluated in conjunction with the accounting standard for stock compensation and management concluded that no additional compensation expense should be recognized as a result of this modification.

In March 2010, Holdings board of directors approved a discretionary vesting of certain previously unvested stock options. The average fair value of these stock options using the Black-Scholes option-pricing model was $363.34. The following assumptions were used:

March 2010
Risk-free interest rate	1.26%
Dividend yield	—
Expected remaining life	2.25 years
Volatility	44%

This discretionary vesting was evaluated in conjunction with the accounting standard for modification of stock options. As the Predecessor did not have sufficient historical volatility data for Holdings own common stock, the stock price volatility utilized in the fair value calculation is based on the Predecessor’s peer group in the industry in which it does business. As a result of this evaluation, the Predecessor recorded non-cash compensation expense of $5.9 million in first quarter 2010.

On May 28, 2010, as a result of the Acquisition, all Holdings stock options that were already vested were converted into the right to receive the excess of $596.65 per share over the exercise price of each of the options. As a consequence, subsequent to the May 28, 2010 transaction date, all options to purchase previously existing Holdings common stock ceased to exist and the existing stock option plans were terminated.

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan provides that a maximum of 48.6 million shares of common stock of the indirect parent company are issuable pursuant to the exercise of options. In August 2010, the Company’s indirect parent company granted options under the 2010 Plan to certain employees of the Company to purchase 42.6 million shares of common stock of the indirect parent company. In October 2010, the Company’s indirect parent company granted options under the 2010 Plan to certain employees and certain board members of the Company to purchase 1.9 million shares of common stock of the indirect parent company.

The average fair value of the options granted in August 2010 and October 2010 were both $0.42 using the Black-Scholes option-pricing model. However, the fair value of a portion of the options granted to the Board of Directors in October 2010 was $0.41. The following assumptions were used:

	August 2010	October 2010	October 2010
Risk-free interest rate	1.98%	1.83%	1.83%
Dividend yield	—	—	—
Expected life	6.5 years	6.5 years	6.0 years
Volatility	39.45%	39.45%	39.45%

As the Company does not have sufficient historical volatility data for Holdings own common stock, the stock price volatility utilized in the fair value calculation is based on the Company’s peer group in the industry in which it does business. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Because the Company does not have relevant data available regarding the expected life of the award, the expected life of the award is derived from the Simplified Method as allowed under SAB Topic 14.

Changes in options outstanding under the 2010 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
May 28, 2010	—	$—	—	$—
Granted	44,448,000	1.00	n/a	n/a
Forfeited	—	—	n/a	n/a

January 1, 2011	44,448,000	$1.00	—	$—

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and the achievement of certain performance targets in equal installments over three or five years commencing on May 28, 2011. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the required service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that the performance target will be achieved.

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent company may be granted to non-employee directors of the Company. In October 2010, the Company’s indirect parent company granted RSUs under the 2010 RSU Plan to certain board members of the Company to purchase 150,000 shares of common stock of the indirect parent company.

The following table summarizes RSU activity under the 2010 RSU Plan during the year ended January 1, 2011:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding and unvested at May 28, 2010	—	$—
Granted	150,000	1.00
Forfeited	—	—

Outstanding and unvested at January 1, 2011	150,000	$1.00

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight- line basis over a two year vesting period.

Compensation Expense

Stock-based compensation expense is included in selling general and administrative expenses within the accompanying consolidated statement of operations. The following table summarizes the expenses recognized:

	Successor	Predecessor
In thousands	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal 2009	Fiscal 2008
Stock Options	$3,687	$5,892	$326	$32
Restricted Stock Units	19	—	—	—

Total	$3,706	$5,892	$326	$32

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

Effective January 4, 2009, the Company suspended contributions to the deferred compensation plan for fiscal 2009, but reintroduced them for fiscal 2010. The contributions made by the Company on behalf of its employees were not material in fiscal 2010 and 2008. At January 1, 2011 and January 2, 2010, the Company has recorded an obligation in other non-current liabilities related to the plan of $2.5 million and $2.4 million, respectively. The Company has provided for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. The amount recorded in the consolidated balance sheets in other non-current assets related to the Rabbi Trust is $2.5 million and $2.4 million at January 1, 2011 and January 2, 2010, respectively.

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

In conjunction with the acquisition of Am-Pac, the Company acquired and maintained a defined contribution 401(k) plan for employees of Am-Pac who had previously qualified as to age and length of service. For the period from December 18, 2008 through January 3, 2009, the Company provided matching 401(k) contributions, although amounts were insignificant. Effective January 3, 2009, participants were no longer able make elective contributions to this plan but could actively participate in the Company 401(k) plan described above. In addition, the Company did not provide any matching contributions to the Am-Pac 401(k) plan during fiscal 2010. On December 20, 2010, the Am-Pac 401(k) plan was merged with the Company 401(k) plan.

Effective March 1, 2009, the Company suspended the match of participant contributions for the remainder of fiscal 2009, but reintroduced them for fiscal 2010. The amount charged to selling, general and administrative expense for the Successor during the seven months ended January 1, 2011 was $1.2 million. The amount charged to selling, general and administrative expense for the Predecessor during the five months ended May 28, 2010 and the fiscal years ended January 2, 2010 and January 3, 2009 was $0.7 million, $0.4 million, and $1.7 million, respectively.

12. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2011 and 2026. Future minimum lease commitments, net of sublease income, at January 1, 2011 are as follows:

In thousands
2011	$50,557
2012	44,919
2013	38,792
2014	34,590
2015	28,970
Thereafter	96,377

Total	$294,205

The Successor’s rent expense, net of sublease income, under these operating leases was $29.5 million for the seven months ended January 1, 2011. The Predecessor’s rent expense, net of sublease income, under these operating leases was $20.0 million in the five months ended May 28, 2010, $47.9 million in fiscal year 2009, and $37.7 million in fiscal year 2008.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.1 million capital lease obligation during fiscal 2002. See Note 8 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of January 1, 2011, the Company’s total obligations, as guarantor on these leases, are approximately $4.6 million extending over eight years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $4.2 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 13 for further description of the accounting standards for income taxes and the related impacts.

13. Income Taxes:

The components of the Company’s provision (benefit) for income taxes are as follows:

	Successor	Predecessor
	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended
			January 2, 2010	January 3, 2009
In thousands
Federal:
Current provision (benefit)	$792	$3,203	$1,713	$6,713
Deferred provision (benefit)	(20,078)	(16,693)	2,565	788

Total	(19,286)	(13,490)	4,278	7,501
State:
Current provision (benefit)	960	—	1,472	1,228
Deferred provision (benefit)	(4,969)	(1,737)	1,576	2,644

Total	(4,009)	(1,737)	3,048	3,872

Total provision (benefit)	$(23,295)	$(15,227)	$7,326	$11,373

The provision (benefit) for income taxes differs from the amount of income taxes computed by applying the statutory federal income tax rate of 35% to pretax income (loss), as a result of the following differences:

	Successor	Predecessor
	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended
			January 2, 2010	January 3, 2009
In thousands
Income tax provision (benefit) computed at the federal statutory rate	$(20,862)	$(17,957)	$4,292	$7,365
Non-deductible transaction costs	(364)	2,237	—	—
Non-deductible preferred stock dividends	—	338	777	717
Permanent differences	75	325	166	229
State income taxes, net of federal income tax benefit	(2,203)	(1,069)	1,184	1,201
Increase in state effective tax rate	—	—	—	1,226
Tax settlements and other adjustments to uncertain tax positions	462	1,457	—	153
Increase (decrease) in valuation allowance	(403)	(558)	907	482

Income tax provision (benefit)	$(23,295)	$(15,227)	$7,326	$11,373

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at January 1, 2011 for the Successor and January 2, 2010 for the Predecessor are as follows:

	Successor	Predecessor
In thousands	January 1, 2011	January 2, 2010
Deferred tax assets:
Accrued expenses and liabilities	$7,604	$8,140
Net operating loss carry-forwards	13,127	5,013
Employee benefits	3,247	1,771
Inventory cost capitalization	8,659	7,521
Other comprehensive income	—	1,299
Other assets	4,820	—
Other	5,191	4,328

Gross deferred tax assets	42,648	28,072
Valuation allowance	(596)	(1,558)

Net deferred tax assets	42,052	26,514

Deferred tax liabilities:
Depreciation and amortization of intangibles	(310,539)	(90,677)
Other	(843)	(816)

Gross deferred tax liabilities	(311,382)	(91,493)

Net deferred tax liabilities	$(269,330)	$(64,979)

The above amounts have been classified in the accompanying consolidated balance sheets as follows:

	Successor	Predecessor
In thousands	January 1, 2011	January 2, 2010
Deferred tax assets (liabilities):
Current	$13,839	$10,657
Noncurrent	(283,169)	(75,636)

Total	$(269,330)	$(64,979)

As part of the Acquisition, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses and transaction expenses. The Successor’s consolidated balance sheet as of January 1, 2011 reflects a net non-current deferred tax liability of $269.3 million. Included in this amount is an acquired non-current deferred tax asset of approximately $11.7 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. In addition, the Company also has an income tax receivable of $9.6 million at January 1, 2011, which primarily relates to deductions that can be carried back two years for federal and state income tax purposes. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.3%.

At January 1, 2011, the Company had $28.6 million net operating losses (“NOLs”) available for federal tax purposes and NOLs available for state tax purposes of approximately $38.7 million. The NOLs for state tax purposes will expire between 2011 and 2026. Except as discussed below, the Company expects to utilize these NOLs prior to their expiration date.

Management has evaluated the Company’s deferred tax assets and has concluded that certain deferred tax assets related to some of its state NOL’s do not meet the requirement of being more likely than not that they will be realized. As a result, the Company has established a valuation allowance against these deferred tax assets. Except for these state NOL’s, the Company has concluded that the realizability of the remaining deferred tax assets is more likely than not. Therefore, the Company has not established a valuation allowance against any of its other deferred tax assets. The Company’s evaluation process considered the historical and long-term expected profitability of the Company as well as existence of deferred tax liabilities, which will reverse in future periods. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future taxable income could lead to the Company recording an additional valuation allowance against the deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
In thousands	January 1, 2011	May 28, 2010	January 2, 2010	January 3, 2009
Beginning balance	$2,329	$904	$1,949	$4,088
(Reductions) additions based on tax positions related to the current year, net	—	1,425	(1,026)	59
Settlements	—	—	—	(1,800)
Reductions for lapse in statute of limitations	(148)	—	(19)	(398)

Ending balance	$2,181	$2,329	$904	$1,949

At January 1, 2011, the Successor had unrecognized tax benefits of $2.2 million, of which $0.7 million is included within accrued expenses and $1.5 million is included within other liabilities within the accompanying consolidated balance sheet. The net amount of increase in unrecognized tax benefits as a result of tax positions taken for acquisition costs during the current period was $1.4 million ($3.6 million gross). Of the Successor’s $2.2 million unrecognized tax benefits as of January 1, 2011, only $1.7 million is anticipated to have an effect on the Successor’s effective tax rate, if recognized. In addition, of the Successor’s $2.2 million liability for uncertain tax positions, approximately $0.5 million relates to temporary timing differences.

During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits may decrease. During the twelve month period ended January 1, 2011, the Company accrued an additional $0.1 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of the Company’s income tax provision in the accompanying consolidated statement of operations.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2007 – 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

14. Warrants:

In March 2005, Holdings issued warrants to The 1818 Mezzanine Fund II, L.P. in exchange for $4.6 million in cash less related transaction costs of $0.1 million. The warrants permit the holder to acquire up to 21,895 shares of Holdings Series A Common Stock at $0.01 per share. The warrants were set to expire on September 30, 2015. In connection with the Merger on May 28, 2010 and on the date thereof, all warrant holders were paid an amount in cash equal to $596.65 per share consideration less the exercise price of the warrants in complete satisfaction of the warrants.

15. Redeemable Preferred Stock:

In March 2005, Holdings issued 20,000 shares of 8% cumulative mandatorily redeemable preferred stock to The 1818 Mezzanine Fund II, L.P. in exchange for $15.4 million in cash less related transaction costs of $0.5 million. The cumulative preferred stock has a stated value of $1,000 per share and holders will be entitled to receive, when and if declared by the Board of Directors, cumulative dividends, payable in cash, at an annual rate of 8%. In connection with the Merger on May 28, 2010 and on the date thereof, the Company redeemed all outstanding shares of Holdings redeemable preferred stock for $30.1 million, including accrued dividends of $10.1 million and $2.4 million of unamortized original issuance discount.

16. Common Stock:

The following table presents Holdings issued and outstanding common stock:

	Successor	Predecessor
In thousands, except share data	January 1, 2011	January 2, 2010
Successor Common Stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	$—	$—
Series A Common Stock, par value $.01 per share; 1,500,000 shares authorized; 691,172 shares issued and 690,700 shares outstanding	—	7
Series B Common Stock, par value $.01 per share; 315,000 shares authorized; 307,328 shares issued and outstanding	—	3
Series D Common Stock, par value $.01 per share; 1,500 shares authorized, issued and outstanding	—	—
Common Stock, par value $.01 per share; 1,816,500 shares authorized, no shares issued	—	—

Total common stock	$—	$10

Holdings was authorized to issue shares of four series of common stock, each with a par value of $0.01 per share, including Series A Common Stock, Series B Common Stock, Series D Common Stock and Common Stock. In connection with the Merger on May 28, 2010, each of the outstanding common shares of Holdings was converted into the right to receive cash consideration of $596.65 per share (see Note 3 for further information). As of January 1, 2011, Accelerate Holdings Corp. owns 100% of Holdings issued and outstanding common stock.

During the seven months ended January 1, 2011, certain members of Holdings management and certain board members purchased common stock in the Company’s indirect parent company. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from the indirect parent company to Holdings. Accordingly, the Company recorded the basis in these shares of $8.4 million in additional paid-in capital during the seven months ended January 1, 2011.

17. Related Party Transaction:

Transaction and Monitoring Fee Letter Agreement

Upon the closing of the Merger, the Company entered into a transaction and monitoring fee letter agreement with TPG pursuant to which the Company retained TPG to provide certain management, consulting, and financial services to the Company, when and as requested by the Company. The Company agreed to pay TPG a monitoring fee equal to 2.0% of adjusted earnings before interest, taxes, depreciation, amortization and other adjustments (Adjusted EBITDA). The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. In the event of an initial public offering, sale of all or substantially all of the Company’s assets or a change of control transaction, TPG is entitled to receive, on its request and in lieu of any continuing payment of the monitoring fee, an aggregate termination fee of $12.5 million. For the seven months ended January 1, 2011, the Successor recorded $2.4 million in expense related to the fiscal 2010 monitoring fee which is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

18. Subsequent Event:

On February 24, 2011, ATDI entered into two interest rate swap agreements (“Swaps”) used to hedge the Company’s exposure to changes in its variable interest rate debt. The aggregate notional amount of the Swaps is $75 million, of which $25 million will expire in February 2012 and $50 million will expire in February 2013. The counterparty to the Swaps is a major financial institution. The Company recognizes all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. The Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the Swaps will be recognized in the consolidated statement of operations.

19. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations, and cash flows of the Predecessor for periods prior to May 28, 2010 and the financial position, results of operations, and cash flows of the Successor for the period May 28, 2010 through January 1, 2011.

As a result of the acquisition on May 28, 2010, the Company repurchased and cancelled all of the outstanding Discount Notes, 2013 Notes and Floating Rate Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, and Tire Wholesalers. ATDI, Am-Pac, and Tire Wholesalers are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility.

Accordingly, the Company updated the guarantor structure as of May 28, 2010 which resulted in the following revised column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac and Tire Wholesalers) and

•	Non-Guarantor Subsidiary (Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac, Tire Wholesalers and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. As a result of the acquisition, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure.

The condensed consolidating financial information for the Company is as follows:

Condensed Consolidating Balance Sheets as of January 1, 2011 for the Successor and January 2, 2010 for the Predecessor are as follows:

In thousands	Successor As of January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,304	$132	$535	$—	$11,971
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	214,547	673	(1,292)	—	213,928
Inventories	—	465,350	1,083	—	—	466,433
Assets held for sale	—	203	—	—	—	203
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	942	56,490	—	(57,432)	—
Other current assets	—	19,427	5,132	768	—	25,327

Total current assets	—	721,669	63,510	11	(57,432)	727,758

Property and equipment, net	—	83,743	5,790	20	—	89,553
Goodwill and other intangible assets, net	448,080	733,933	2,099	1,340	—	1,185,452
Investment in subsidiaries	248,140	61,053	—	—	(309,193)	—
Other assets	8,391	46,192	2	—	—	54,585

Total assets	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$428,686	$3,979	$(1,686)	$—	$430,979
Accrued expenses	—	24,351	1,440	—	—	25,791
Current maturities of long-term debt	—	641	15	—	—	656
Intercompany payables	53,165	—	—	4,267	(57,432)	—

Total current liabilities	53,165	453,678	5,434	2,581	(57,432)	457,426

Long-term debt	—	651,849	39	—	—	651,888
Deferred income taxes	—	280,501	587	2,081	—	283,169
Other liabilities	—	12,422	997	—	—	13,419
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	687,537	3,609	—	—	(3,609)	687,537
Accumulated deficit	(36,312)	(36,312)	(591)	(3,291)	40,194	(36,312)
Accumulated other comprehensive income (loss)	221	221	—	—	(221)	221

Total stockholder’s equity	651,446	248,140	64,344	(3,291)	(309,193)	651,446

Total liabilities and stockholder’s equity	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

In thousands	Predecessor As of January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,566	$474	$250	$—	$7,290
Restricted cash	—	—	9,750	—	—	9,750
Accounts receivable, net	—	188,573	(38)	353	—	188,888
Inventories	—	388,901	—	—	—	388,901
Assets held for sale	—	458	—	—	—	458
Intercompany receivables	2,066	—	33,659	—	(35,725)	—
Other current assets	—	15,798	5,384	1,192	—	22,374

Total current assets	2,066	600,296	49,229	1,795	(35,725)	617,661

Property and equipment, net	—	54,017	7,735	23	—	61,775
Goodwill and other intangible assets, net	—	583,153	14,751	4,512	—	602,416
Investment in subsidiaries	310,255	60,981	—	—	(371,236)	—
Other assets	1,483	17,275	14	—	—	18,772

Total assets	$313,804	$1,315,722	$71,729	$6,330	$(406,961)	$1,300,624

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$367,793	$2,178	$(1,119)	$—	$368,852
Accrued expenses	5,077	29,656	2,780	—	—	37,513
Current maturities of long-term debt	6,263	7,700	16	—	—	13,979
Intercompany payables	—	28,599	—	7,126	(35,725)	—

Total current liabilities	11,340	433,748	4,974	6,007	(35,725)	420,344

Long-term debt	45,217	490,356	24	—	—	535,597
Deferred income taxes	—	72,023	1,871	1,742	—	75,636
Other liabilities	—	9,340	2,460	—	—	11,800
Redeemable preferred stock	26,600	—	—	—	—	26,600
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	10	—	—	—	—	10
Additional paid-in capital	218,348	—	—	—	—	218,348
Warrants	4,631	—	—	—	—	4,631
Accumulated earnings (deficit)	9,922	31,797	(2,535)	(1,419)	(27,843)	9,922
Accumulated other comprehensive income (loss)	(2,164)	(2,164)	—	—	2,164	(2,164)
Treasury stock, at cost	(100)	—	—	—	—	(100)

Total stockholder’s equity	230,647	310,255	62,400	(1,419)	(371,236)	230,647

Total liabilities and stockholder’s equity	$313,804	$1,315,722	$71,729	$6,330	$(406,961)	$1,300,624

Condensed Consolidating Statements of Operations for the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal years ended January 2, 2010, and January 3, 2009 for the Predecessor are as follows:

In thousands	Successor For the Seven Months Ended January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,526,617	$443	$(1,811)	$—	$1,525,249
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,316,286	387	6	—	1,316,679
Selling, general and administrative expenses	—	223,901	1,014	3,598	—	228,513
Transaction expenses	—	1,315	—	—	—	1,315

Operating income (loss)	—	(14,885)	(958)	(5,415)	—	(21,258)
Other (expense) income:
Interest expense	—	(37,390)	(1)	—	—	(37,391)
Other, net	—	(959)	(11)	12	—	(958)
Equity earnings of subsidiaries	(36,312)	(3,882)	—	—	40,194	—

Income (loss) from operations before income taxes	(36,312)	(57,116)	(970)	(5,403)	40,194	(59,607)
Income tax provision (benefit)	—	(20,804)	(379)	(2,112)	—	(23,295)

Net income (loss)	$(36,312)	$(36,312)	$(591)	$(3,291)	$40,194	$(36,312)

In thousands	Predecessor For the Five Months Ended May 28, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$935,400	$39	$(514)	$—	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	775,671	(2)	9	—	775,678
Selling, general and administrative expenses	5,892	123,483	3,230	2,541	—	135,146
Transaction expenses	—	42,608	—	—	—	42,608

Operating income (loss)	(5,892)	(6,362)	(3,189)	(3,064)	—	(18,507)
Other (expense) income:
Interest expense	(7,588)	(25,081)	—	—	—	(32,669)
Other, net	—	(77)	(67)	17	—	(127)
Equity earnings of subsidiaries	(26,597)	(4,432)	—	—	31,029	—

Income (loss) from operations before income taxes	(40,077)	(35,952)	(3,256)	(3,047)	31,029	(51,303)
Income tax provision (benefit)	(4,001)	(9,355)	(966)	(905)	—	(15,227)

Net income (loss)	$(36,076)	$(26,597)	$(2,290)	$(2,142)	$31,029	$(36,076)

In thousands	Predecessor For the Fiscal Year Ended January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$2,058,459	$112,652	$676	$—	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,712,476	85,422	7	—	1,797,905
Selling, general and administrative expenses	344	269,110	32,605	4,130	—	306,189

Operating income (loss)	(344)	76,873	(5,375)	(3,461)	—	67,693
Other (expense) income:
Interest expense	(9,706)	(44,705)	(4)	—	—	(54,415)
Other, net	(2)	(346)	(673)	1	—	(1,020)
Equity earnings of subsidiaries	8,993	(3,830)	—	—	(5,163)	—

Income (loss) from operations before income taxes	(1,059)	27,992	(6,052)	(3,460)	(5,163)	12,258
Income tax provision (benefit)	(5,991)	18,999	(3,616)	(2,066)	—	7,326

Net income (loss)	$4,932	$8,993	$(2,436)	$(1,394)	$(5,163)	$4,932

In thousands	Predecessor For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,952,928	$7,848	$68	$—	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,599,581	5,233	250	—	1,605,064
Selling, general and administrative expenses	38	271,700	2,802	(128)	—	274,412

Operating income (loss)	(38)	81,647	(187)	(54)	—	81,368
Other (expense) income:
Interest expense	(9,537)	(49,632)	—	—	—	(59,169)
Other, net	(1)	(1,126)	(30)	2	—	(1,155)
Equity earnings of subsidiaries	14,072	(124)	—	—	(13,948)	—

Income (loss) from operations before income taxes	4,496	30,765	(217)	(52)	(13,948)	21,044
Income tax provision (benefit)	(5,175)	16,693	(117)	(28)	—	11,373

Net income (loss)	$9,671	$14,072	$(100)	$(24)	$(13,948)	$9,671

Condensed Consolidating Statements of Cash Flows for the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor are as follows:

In thousands	Successor For the Seven Months Ended January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(11,797)	$(11,633)	$(197)	$188	$—	$(23,439)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(11,042)	24	—	—	(11,018)
Purchase of property and equipment	—	(12,381)	—	—	—	(12,381)
Purchase of assets held for sale	—	(718)	—	—	—	(718)
Proceeds from sale of property and equipment	—	74	—	—	—	74
Proceeds from disposal of assets held for sale	—	6,806	—	—	—	6,806

Net cash provided by (used in) investing activities	—	(17,261)	24	—	—	(17,237)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,995,596	—	—	—	1,995,596
Repayments of revolving credit facility	—	(1,997,413)	—	—	—	(1,997,413)
Outstanding checks	—	5,328	—	—	—	5,328
Payments of other long-term debt	—	(6,988)	(28)	—	—	(7,016)
Payments of deferred financing costs	—	(24,958)	—	—	—	(24,958)
Payments for termination of interest rate swap agreements	—	(2,804)	—	—	—	(2,804)
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—	—	(16,792)
8% cumulative preferred stock redemption	—	(30,102)	—	—	—	(30,102)
Payments of predecessor senior notes	—	(340,131)	—	—	—	(340,131)
Equity contribution	11,797	—	—	—	—	11,797
Proceeds from issuance of long-term debt	—	446,900	—	—	—	446,900

Net cash provided by (used in) financing activities	11,797	28,636	(28)	—	—	40,405

Net increase (decrease) in cash and cash equivalents	—	(258)	(201)	188	—	(271)
Cash and cash equivalents—beginning of period	—	11,562	333	347	—	12,242

Cash and cash equivalents—end of period	$—	$11,304	$132	$535	$—	$11,971

In thousands	Predecessor For the Five Months Ended May 28, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$6,263	$21,901	$(155)	$97	$—	$28,106

Cash flows from investing activities:
Purchase of property and equipment	—	(6,424)	—	—	—	(6,424)
Purchase of assets held for sale	—	(1,498)	—	—	—	(1,498)
Proceeds from sale of property and equipment	—	194	20	—	—	214
Proceeds from disposal of assets held for sale	—	185	—	—	—	185

Net cash (used in) provided by investing activities	—	(7,543)	20	—	—	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	828,727	—	—	—	828,727
Repayments of revolving credit facility	—	(822,005)	—	—	—	(822,005)
Outstanding checks	—	(15,369)	—	—	—	(15,369)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)
Payments of other long-term debt	—	(715)	(6)	—	—	(721)

Net cash provided by (used in) financing activities	(6,263)	(9,362)	(6)	—	—	(15,631)

Net increase (decrease) in cash and cash equivalents	—	4,996	(141)	97	—	4,952
Cash and cash equivalents—beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents—end of period	$—	$11,562	$333	$347	$—	$12,242

In thousands	Predecessor For the Fiscal Year Ended January 2, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operations	$(72)	$132,197	$(1,141)	$121	$—	$131,105

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(128)	244	—	—	116
Purchase of property and equipment	—	(12,532)	(221)	(4)	—	(12,757)
Purchase of assets held for sale	—	(1,382)	—	—	—	(1,382)
Proceeds from sale of property and equipment	—	133	38	—	—	171
Proceeds from disposal of assets held for sale	—	1,116	8,116	—	—	9,232

Net cash (used in) provided by investing activities	—	(12,793)	8,177	(4)	—	(4,620)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,056,414	—	—	—	2,056,414
Repayments of revolving credit facility	—	(2,147,985)	—	—	—	(2,147,985)
Outstanding checks	—	(23,989)	(8,535)	—	—	(32,524)
Payments of other long-term debt	—	(3,583)	(12)	—	—	(3,595)

Net cash provided by (used in) financing activities	—	(119,143)	(8,547)	—	—	(127,690)

Net decrease in cash and cash equivalents	(72)	261	(1,511)	117	—	(1,205)
Cash and cash equivalents—beginning of period	72	6,305	1,985	133	—	8,495

Cash and cash equivalents—end of period	$—	$6,566	$474	$250	$—	$7,290

In thousands	Predecessor For the Fiscal Year Ended January 3, 2009
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operations	$(1)	$(49,604)	$(4,614)	$133	$—	$(54,086)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(71,532)	2,948	—	—	(68,584)
Purchase of property and equipment	—	(13,375)	(49)	—	—	(13,424)
Purchase of assets held for sale	—	(3,020)	—	—	—	(3,020)
Proceeds from sale of property and equipment	—	170	—	—	—	170
Proceeds from disposal of assets held for sale	—	3,187	—	—	—	3,187

Net cash (used in) provided by investing activities	—	(84,570)	2,899	—	—	(81,671)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,902,324	—	—	—	1,902,324
Repayments of revolving credit facility	—	(1,798,645)	—	—	—	(1,798,645)
Outstanding checks	—	46,251	3,700	—	—	49,951
Payments of other long-term debt	—	(4,452)				(4,452)
Change in restricted cash	—	(9,675)	—	—	—	(9,675)

Net cash provided by (used in) financing activities	—	135,803	3,700	—	—	139,503

Net decrease in cash and cash equivalents	(1)	1,629	1,985	133	—	3,746
Cash and cash equivalents—beginning of period	73	4,676	—	—	—	4,749

Cash and cash equivalents—end of period	$72	$6,305	$1,985	$133	$—	$8,495

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended January 1, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected. See “Management’s Report on Internal Control Over Financial Reporting” on page 45 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table contains information regarding our current directors and executive officers. The table also contains information regarding the current directors of Accelerate Parent, our indirect parent. We have included information about the directors of Accelerate Parent because certain decisions relating to our business are made by the Board of Directors of Accelerate Parent, or the Accelerate Parent Board. Certain of our executive officers also serve in the same capacity as executive officers of ATDI, Accelerate Parent and Accelerate Holdings Corp., our direct parent. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
William E. Berry	56	President and Chief Executive Officer; Director, Accelerate Parent and Holdings
J. Michael Gaither	58	Executive Vice President, General Counsel and Secretary; Director, Holdings
David L. Dyckman	46	Executive Vice President and Chief Financial Officer; Director, Holdings
Daniel K. Brown	57	Executive Vice President—Sales
Phillip E. Marrett	60	Executive Vice President—Procurement
James M. Micali	62	Director, Accelerate Parent
Kevin Burns	46	Director, Accelerate Parent
Jeffrey Liaw	33	Director, Accelerate Parent
W. James Farrell	68	Director, Accelerate Parent
Gary M. Kusin	59	Director, Accelerate Parent
Carl Sewell	67	Director, Accelerate Parent

Director and Nominee Experience and Qualifications

The Holdings Board and Accelerate Parent Board each believe that they should possess a combination of skills, professional experience, and diversity of viewpoints necessary to oversee our business. In addition, the Holdings Board and Accelerate Parent Board believe that there are certain attributes that every director should possess, as reflected in its membership criteria. Accordingly, the Holdings Board and Accelerate Parent Board consider the qualifications of directors and director candidates individually and in the broader context of its overall composition and our current and future needs.

Among other things, the Holdings Board and Accelerate Parent Board have determined that it is important to have individuals with the following skills and experiences:

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

•	Strategic planning experience, which is relevant to the Holdings Board’s and Accelerate Parent Board’s review of our strategies and monitoring their implementation and results.

William E. Berry—President and Chief Executive Officer; Director, Accelerate Parent and Holdings. Mr. Berry has served on the Board of Directors of Accelerate Parent since May 2010 and has served on the Holdings Board and as our Chief Executive Officer since April 2009 and has been our President since May 2003. He was our Chief Operating Officer from May 2003 to April 2009, Executive Vice President and Chief Financial Officer from January 2002 to May 2003, and Senior Vice President of Finance for the Southeast Division from May 1998 to January 2002. Mr. Berry joined us in May 1998 as a result of our merger with Itco, where he served as Controller from 1984 to 1998, Executive Vice President in charge of business development and sales and marketing from 1996 to 1998 and prior to that was Senior Vice President of Finance. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr Pepper Company and also spent three years in a public accounting firm. He holds a bachelor’s degree in business administration from Virginia Tech. As our President and Chief Executive Officer, Mr. Berry brings to the Holdings Board and Accelerate Parent Board leadership, industry, operations, risk management, financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

J Michael Gaither—Executive Vice President, General Counsel and Secretary; Director, Holdings. Mr. Gaither has served on the Holdings Board since May 2010 and has been our General Counsel and Secretary since 1991 and has been an Executive Vice President since May 1999. He was our Treasurer from February 2001 to June 2003, and Senior Vice President from 1991 to May 1999. Prior to joining us, he was a lawyer in private practice. He holds a bachelor’s degree from Duke University and a JD from the University of North Carolina-Chapel Hill. Mr. Gaither brings to the Holdings Board industry, legal and risk management experience, as well as in-depth knowledge of our business.

David L. Dyckman—Executive Vice President and Chief Financial Officer; Director, Holdings. Mr. Dyckman has served on the Holdings Board since May 2010 and has been our Executive Vice President and Chief Financial Officer since January 2006. Prior to joining us, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an MBA from Cornell University. Mr. Dyckman brings to the Holdings Board financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

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

Kevin Burns—Director, Accelerate Parent. Mr. Burns has served on the Board of Directors of Accelerate Parent since May 2010. Mr. Burns has been a partner in TPG Capital since 2003. In March 2008, he became the Partner responsible for TPG Capital’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG Capital, from 1998 to 2003 he served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, Mr. Burns was a consultant at McKinsey & Co., Inc. and spent three years at the General Electric

Corporation in various operating roles. Mr. Burns holds a B.S. in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and an MBA from the Wharton School of Business. He currently serves as Chairman of the Board of Isola Group and is on the Board of Freescale Semiconductor and Graphic Packaging. Mr. Burns brings to the Accelerate Parent Board leadership, operations, financial and strategic planning experience. Mr. Burns also possesses company board experience.

W. James Farrell—Director, Accelerate Parent. Mr. Farrell has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Farrell retired as Chairman & CEO of Illinois Tool Works Inc. (ITW), based in Glenview, Illinois on May 5, 2006. ITW is a multi-national manufacturer of highly engineered fasteners, components, assemblies and systems. ITW is comprised of approximately 875 decentralized operations in 54 countries with more than 65,000 employees and 2008 Revenues of approximately $16 billion. Mr. Farrell currently serves on the board of directors of Abbott, Allstate Insurance Company, UAL Corporation, and 3M. Mr. Farrell holds a bachelor’s degree in Electrical Engineering from the University of Detroit. Mr. Farrell brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Farrell also possesses company board experience.

Gary M. Kusin—Director, Accelerate Parent. Mr. Kusin has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Kusin has been a Senior Advisor at TPG Capital since 2006. Mr. Kusin previously served as a President and Chief Executive Officer of FedEx Kinko’s Office and Print Services from 2001 to 2006. Mr. Kusin was responsible for the strategic growth and transformation of Kinko’s and oversaw the ultimate sale to FedEx. Mr. Kusin then assisted FedEx in the transition of Kinko’s into FedEx Kinko’s. During that two year transition Mr. Kusin served on the nine person Strategic Management Committee for FedEx Corporation worldwide. Prior to joining Kinko’s in 2001, Mr. Kusin was chief executive officer of HQ Global Workplaces, the world leader in serviced offices, now a part of Regus. In 1995, Mr. Kusin co-founded Laura Mercier Cosmetics, a makeup line now sold through leading specialty and department stores worldwide, which he sold to Neiman-Marcus in 1998. Prior to co-founding Laura Mercier Cosmetics, starting in 1983, Mr. Kusin was president and co-founder of Babbage’s Inc., the leading consumer software specialty store chain in the United States, which now operates under the name GameStop. Earlier in his career, he was vice president and general merchandise manager for the Sanger-Harris division of Federated Department Stores, today operating as Macy’s. Mr. Kusin currently serves on the board of directors of Petco, Sabre Holdings and Republic (a UK-based fashion apparel retailer). Mr. Kusin served as a Director of Electronic Arts Inc. from 1995 to 2011 and as a Director of RadioShack Corporation from 2004 to 2005. Mr. Kusin holds a bachelor’s degree from the University of Texas and an MBA from the Harvard Business School. Mr. Kusin brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Kusin also possesses company board experience.

Jeffrey Liaw—Director, Accelerate Parent. Mr. Liaw has served on the Board of Directors of Accelerate Parent since May 2010. Mr. Liaw is a member of TPG Capital’s North American Buyouts Group, focused on the firm’s efforts in industrials/manufacturing and energy & power investments. Mr. Liaw previously worked in the industrials group of Bain Capital in New York City and the Boston Consulting Group in San Francisco. He received his MBA from Harvard Business School with high distinction and is a Phi Beta Kappa graduate of the University of Texas. He is a member of the board of directors of Graphic Packaging, a NYSE-listed consumer packaging company, and serves on its nominating and corporate governance committee. He serves on the board of directors of Energy Future Holdings (formerly TXU Corp), a leading integrated power company based in Dallas and on the board of directors of Education for Change, an Oakland-based charter school organization. Mr. Liaw brings to the Accelerate Parent Board risk management, financial and strategic planning experience. Mr. Liaw also possesses company board experience.

James M. Micali—Director, Accelerate Parent. Mr. Micali has served on the Board of Directors of Accelerate Parent since May 2010 and was previously a member of the Holdings Board from February 2009 until his resignation on May 28, 2010. Mr. Micali is Of Counsel with the law firm Ogletree Deakins LLC and Senior Advisor to Azalea Fund III of the private equity firm Azalea Capital LLC. He was Chairman and President of

Michelin North America, Inc. from 1996 until his retirement in August 2008 and was a member of Michelin Group’s Executive Council from 2001 to 2008. Prior to that time, he was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996 and General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation, Ritchie Bros. Auctioneers, Inc. and Sonoco Products Company. Mr. Micali holds a bachelor’s degree from Lake Forest College and a JD from Boston College Law School. Through his executive positions, including as Chairman and President of Michelin North America and his work as a lawyer, Mr. Micali brings to the Accelerate Parent Board leadership, industry, legal, risk management, financial and strategic planning experience. Mr. Micali also possesses company board experience.

Carl Sewell—Director, Accelerate Parent. Mr. Sewell has served on the Board of Directors of Accelerate Parent since March 2011. He is the Chairman of Sewell Automotive Companies. In addition, Mr. Sewell currently serves on the Board of Trustees for Southern Methodist University and the Southern Methodist University, Cox School of Business, having served as past chairman of both. He holds a B.B.A. from Southern Methodist University. Mr. Sewell brings to the Accelerate Parent Board leadership, industry, financial and strategic planning experience.

Board Composition and Independence

The Holdings board consists of three directors, all of whom are executive officers of Holdings and so are not independent. The Accelerate Parent Board consists of seven directors. Our Sponsor has the right to nominate, and has nominated, all of the directors that serve on the Accelerate Parent Board. Because of their affiliations with the Sponsor and us, none of the directors of the Accelerate Parent Board other than Mr. Micali and Mr. Sewell are independent.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer and principal financial officer. A copy of our code of conduct is available, free of charge, upon written request sent to the legal department at our corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078.

Item 11.	Executive Compensation.

Introduction

On April 20, 2010, Holdings, Accelerate Holdings Corp., Merger Sub and Investcorp International, Inc., as Stockholders Representative, entered into the Merger Agreement pursuant to which Merger Sub merged with and into Holdings, with Holdings being the surviving corporation of the Merger. As a result of the Merger, Holdings became a direct wholly-owned subsidiary of Accelerate Holdings Corp. and an indirect wholly-owned subsidiary of Accelerate Parent, substantially all of whose outstanding capital stock is owned by investment entities affiliated with the Sponsor. Holdings is the sole stockholder of ATDI.

Prior to the Merger, the compensation committee of the Holdings Board was charged with establishing and reviewing our executive compensation program. Following the Merger, executive compensation and related decisions are made by the Accelerate Parent Board, which does not currently have a compensation committee. In connection with the Merger, Accelerate Parent adopted a new equity incentive plan applicable to key employees, directors, service providers and consultants, as well as a restricted stock plan for non-employee directors. As discussed in more detail below, our executive compensation program, and the philosophy underlying the program, did not otherwise change significantly as a result of the Merger.

Compensation Committee Report

The Accelerate Parent Board performs equivalent functions of a compensation committee since the Accelerate Parent Board does not have a compensation committee. The Accelerate Parent Board has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Accelerate Parent Board approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

THE ACCELERATE PARENT BOARD
William E. Berry
James M. Micali
Kevin Burns
Jeffrey Liaw
W. James Farrell
Gary M. Kusin

Compensation Discussion and Analysis

Overview

This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2010 by the following individuals, referred to as our named executive officers:

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

These programs are continually evaluated for effectiveness in achieving our stated objectives as well as to reflect the economic environment within which we operate. In this vein, recent events roiling the world’s economies provide a backdrop for the continued review of our compensation strategies. Accordingly, we adjusted shorter term compensation and incentives to help manage through the difficult 2009 economic environment while at the same time addressing alternative long-term strategies to reward long-term success and execution. This included freezing all salaries and compensation effective January 4, 2009, the first day of our 2009 fiscal year. The salary freeze continued for fiscal 2010 for our executive officers but has been discontinued for fiscal 2011.

Overview of Executive Compensation Components

In fiscal 2010, our executive compensation program consists of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	Core competence of the executive relative to skills, experience and contributions to us.	Provides fixed compensation based on competitive market practice.

Annual Cash Incentive	Contributions toward our achievement of specified financial targets and other key performance criteria.

Provides focus on meeting annual goals that lead to our long-term success.

•      Provides annual performance-based cash incentive compensation.

•      Motivates achievement of critical annual performance metrics.

Long-Term Incentives	Stock Option Program

Vesting program based primarily on achievement of specified financial targets, thereby aligning executive’s interests with those of stockholders.

Continued employment with us during a 5-year vesting period.

Executive focus on our performance. • Executive ownership of our security. • Retention of the executives.

Retirement Benefits

Our executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax qualified and nonqualified retirement plans.

The Deferred Compensation Plan is a nonqualified plan comprised of a voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory program that provides for certain contributions to be made on behalf of certain executives by us according to a Board approved schedule. We suspended contributions to this plan for fiscal 2009, but reintroduced them for fiscal 2010. While our funds are set aside to fund this plan, they remain available to our general creditors.

Provides a tax-deferred retirement savings alternative to certain eligible executives.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Welfare Benefits

Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.

Continuation of welfare benefits may occur as part of severance upon certain terminations of employment.

In addition, we sponsor an executive medical program for our executive officers, which provides for reimbursement for certain executive officers and eligible dependents for medical expenses not covered by the Group Medical Plan.

These benefits are part of our broad-based total compensation program. We believe we benefit from these perquisites by encouraging our executive officers to protect their health.

Additional Benefits and Perquisites	Certain executive officers: Four club memberships. Vehicle Allowance	Consistent with offering our executives a competitive compensation program.

Termination Benefits	Termination benefits are agreements with certain officers, including our named executive officers. The agreements provide severance benefits if an officer’s employment is terminated without cause or the officer leaves for good reason, each defined in the agreements.	Termination benefits are designed to retain executives and provide continuity to management.

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

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, we seek to provide on overall compensation package that rewards for performance above our targets. Our executive compensation package consists of salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. To achieve competitive positioning for the annual cash compensation component, we set base salaries to be competitive but provide high target annual bonus opportunities. Thus, our compensation is focused less on fixed pay and more on performance-based opportunities, while still remaining competitive overall. Targeted annual cash bonus opportunities are based on, among other things, our budgeted financial goals and other factors, which may fluctuate from year to year.

We also focus on the executive’s tenure, individual performance and changes in responsibility as well as our overall annual budget goals. Additionally, we take factors such as changes in cost of living into account.

Base Salary

Historically, base salary levels have reflected a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. We did not target base salary at any particular percent of total compensation. Prior to the Merger, our compensation committee reviewed salary levels annually using the factors described above. The Chief Executive Officer participated with other senior management in preparing salary recommendations for the compensation committee, including that of the Chief Executive Officer. These recommendations are reviewed, modified and approved by the compensation committee and submitted to the Holdings Board for final ratification. We expect the Accelerate Parent Board to continue to review salary levels annually using substantially the same factors as described above. We expect the Chief Executive Officer and other senior management to continue to participate in preparing salary recommendations for presentation to the Accelerate Parent Board.

Base pay increases were not granted in either fiscal 2009 or fiscal 2010 to Messrs. Gaither, Dyckman, Brown or Marrett. Mr. Berry’s salary was increased to $500,000 in connection with his appointment as Chief Executive Officer in April 2009 to reflect the increased responsibilities and duties commensurate with that position. Mr. Berry did not receive a base pay increase in fiscal 2010.

Annual Incentive Plan

Our annual incentive plan, which we refer to as the annual incentive plan, provides our executive officers an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals.

As in setting base salaries, we have historically considered a combination of factors in establishing the annual target bonus opportunities for our named executive officers. Prior to the Merger, budgeted Indenture EBITDA was a primary factor, as target bonus opportunities were adjusted annually when we set our budgeted Indenture EBITDA goals for the year. Indenture EBITDA refers to “consolidated cash flow” as defined in the indentures governing the Existing Notes outstanding prior to the Merger, subject to adjustment for acquisitions completed during fiscal 2009 by the Holdings Board in its sole discretion. “Consolidated cash flow” was defined in the indentures governing the Existing Notes as earnings before interest, taxes, depreciation and certain other adjustments expressly permitted by the indentures. We did not target annual bonus opportunities at any particular percentage of total compensation.

Prior to the Merger, once our performance goals have been set and approved, the compensation committee then sets a bonus pool for all executives covered by the annual incentive plan, whose size is equal to a designated percentage of Indenture EBITDA actually achieved by us. No bonus pool is funded if actual performance falls below 95% of the Indenture EBITDA goal. The pool grows pro-rata for actual performance between 95% and 100% of the Indenture EBITDA goal. Above 100% of the Indenture EBITDA goal, the pool grows by approximately 40% of each incremental Indenture EBITDA dollar. The bonus pool was divided among participants in the annual incentive plan based on each participant’s designated percentage of the bonus pool, which percentages were established by the compensation committee.

Payment under the annual incentive plan for fiscal 2010 was based on achievement of performance goals relating to Indenture EBITDA, which we believe has a strong correlation with stockholder value and other key performance criteria. We set the Indenture EBITDA goals for fiscal 2010 bonus opportunities at levels that were intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry. For fiscal 2010, the targeted bonus pool was $6.3 million, subject to adjustment, based upon an Indenture EBITDA target of $123.8 million. In fiscal 2010, we achieved 108% of the Indenture EBITDA goal, which resulted in a total bonus pool paid of $12.7 million. The percentage of the bonus pool designated for each named executive officer for fiscal 2010 was: Mr. Berry, 18.0%; Messrs. Gaither, Dyckman, Brown and Marrett, 6.4% each. Actual bonuses paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

The annual incentive plan for fiscal 2011 is expected to be structured similarly to the plan for fiscal 2010 but to be based on the achievement of Adjusted EBITDA performance goals.

Stock Option Plans

Prior to the Merger, we had one stock option plan in effect, the 2005 Management Stock Incentive Plan, which we refer to as the 2005 Plan. The 2005 Plan was designed to attract, retain and motivate our and our subsidiaries’ directors, officers, employees and consultants. Substantially all of the options authorized under the plan were granted with vesting schedules subject to certain performance-based goals. No annual grants of options under this plan were included as a component of the named executives’ compensation plan.

In connection with the Investcorp Group’s acquisition of our operations on March 31, 2005, we acquired 372,888 outstanding options to purchase ATDI common stock in exchange for nonqualified options, which we refer to as the rollover options, to purchase 33,199 shares of Holding’s Series A Common Stock, $0.01 par value per share. All rollover options granted under the 2005 Plan were fully vested at the time of the Merger.

In connection with the Merger, the 2005 Plan was terminated and all outstanding options granted under the 2005 Plan were cancelled. Unvested options were cancelled. Holders of vested options with an exercise price less than the per share merger consideration received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the cancelled option.

On August 30, 2010, Accelerate Parent adopted the Accelerate Parent Corp. Management Equity Incentive Plan, which we refer to as the 2010 Plan. The 2010 Plan was amended and restated on October 14, 2010. The 2010 Plan is designed to promote the interests of Accelerate Parent and its direct and indirect affiliates and stockholders by providing key employees, directors, service providers and consultants incentives to encourage them (i) to continue working for Accelerate Parent and its affiliates; and (ii) to work to improve Accelerate Parent’s growth and profitability.

The 2010 Plan authorized Accelerate Parent to issue options to purchase up to 48,600,000 shares of common stock of Accelerate Parent, or Accelerate Common Stock. As of March 4, 2011, Accelerate Parent has granted 44,448,000 options to our key employees and certain directors. The named executive officers have received the following grants: 8,640,000 options to Mr. Berry, 4,860,000 to Mr. Dyckman, and 4,320,000 to each of Messrs. Gaither, Brown and Marrett.

Options granted pursuant to the 2010 Plan may be either (i) time-based or (ii) performance-based. In general, time-based options vest ratably on each of the first through fifth anniversaries of the grant date until 100% of the time-based options are fully vested and exercisable, provided the participant remains continuously employed by us through each such vesting date. Each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, we have achieved the EBITDA target established for such fiscal year by the terms of the option. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the fiscal year and the first fiscal year following that fiscal year; or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. As with the time-based options, the participant must remain employed through the vesting date in order to exercise performance-based options. Under the 2010 Plan, all options, vested or not, expire on the tenth anniversary of their grant date unless otherwise provided.

Under the 2010 Plan, upon termination of a participant’s employment for any reason, subject to the terms of the participant’s option agreement, all unvested options are forfeited and the vested portion of any options expire on the earlier of (i) the date the participant is terminated for cause; (ii) 30 days after the date employment is terminated by the participant for other than good reason; (iii) 90 days after (A) the date the participant is terminated by the Company for any reason other than cause, death or disability; or (B) the date employment is terminated by the participant for good reason; (iv) one year after the date the participant’s employment is terminated by reason of death or disability; and (v) the tenth anniversary of the grant date for the options. However, if a participant’s employment is terminated within two years of a change of control transaction either by us without cause or by the participant for good reason, 100% of the participant’s outstanding time-based options become immediately vested and exercisable. In addition, the option grant agreements for each of the named executive officers provide that in the event of termination by us without cause or by the participant for good reason, whether following a change of control transaction or not, (i) any time-based options that would have vested within six months of termination will become immediately vested on the termination date; and (ii) any performance-based options that would have vested within six months of termination if the employee had continued to be employed will vest upon the date the applicable performance criteria are determined to have been achieved.

Summary Compensation Table for Fiscal 2008, 2009 and 2010

The following table summarizes compensation for our named executive officers for fiscal years 2010, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William E. Berry	2010	$500,000	$3,668,635	$2,277,000	$12,380,100	$18,825,735
President and Chief Executive Officer	2009	480,769	—	875,200	29,305	1,385,274
	2008	375,000	—	548,500	56,260	979,760

J. Michael Gaither	2010	290,000	1,834,318	810,900	5,947,889	8,883,107
Executive Vice President, General Counsel and Secretary	2009	290,000	—	250,100	33,654	573,754
	2008	290,000	—	250,300	57,497	597,797

David L. Dyckman	2010	290,000	2,063,607	810,900	2,302,285	5,466,792
Executive Vice President and Chief Financial Officer	2009	290,000	—	250,100	18,041	558,141
	2008	290,000	—	250,300	23,313	563,613

Daniel K. Brown	2010	270,000	1,834,318	810,900	1,324,507	4,239,725
Executive Vice President of Sales	2009	270,000	—	250,100	30,262	550,362
	2008	270,000	—	250,300	50,787	571,087

Phillip E. Marrett (1)	2010	270,000	1,834,318	810,900	1,316,610	4,231,828
Executive Vice President of Procurement	2009	270,000	—	250,100	21,828	541,928

(1)	Mr. Marrett was not a “named executive officer” of the Company during fiscal year 2008 and therefore his compensation is not required to be reported for that year.
(2)	Represents the aggregate grant date fair value of option awards granted during the fiscal year ended January 1, 2011 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuation, see Note 11 in our Notes to Consolidated Financial Statements.

All Other Compensation from Summary Compensation Table for Fiscal 2008, 2009 and 2010

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance	401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits	Long- term Disability	Payments Related to Merger (1)	Total ($)
William E. Berry	2010	$20,000	$18,400	$8,250	$5,544	$2,108	$3,676	$605	$12,321,517	$12,380,100
	2009	—	16,800	2,191	6,006	2,034	1,064	1,210	—	29,305
	2008	20,000	16,800	10,250	5,544	1,319	1,522	825	—	56,260

J. Michael Gaither	2010	17,000	16,800	8,250	6,015	3,462	2,295	907	5,893,160	5,947,889
	2009	—	16,800	1,797	6,000	3,310	4,537	1,210	—	33,654
	2008	17,000	16,800	10,250	6,000	1,622	5,000	825	—	57,497

David L. Dyckman	2010	—	14,400	8,250	1,840	795	599	907	2,275,494	2,302,285
	2009	—	14,400	1,673	—	758	—	1,210	—	18,041
	2008	—	14,400	7,750	—	338	—	825	—	23,313

Daniel K. Brown	2010	16,000	14,400	8,100	5,544	3,347	715	907	1,275,494	1,324,507
	2009	—	14,400	1,558	6,006	3,136	3,952	1,210	—	30,262
	2008	16,000	14,400	7,750	5,544	857	5,411	825	—	50,787

Phillip E. Marrett	2010	10,000	14,400	8,100	—	3,309	4,400	907	1,275,494	1,316,610
	2009	—	14,400	1,558	—	3,151	1,509	1,210	—	21,828

(1)	As described below under “Payments Received by Directors and Named Executive Officers in Connection with the Merger,” for any vested options under the 2005 Option Plan with an exercise price per share less than $596.65, our named executive officers received an option cancellation payment for each share underlying the vested options equal to the difference between $596.65 and the per-share exercise price. Mr. Dyckman also received a discretionary cash bonus of $1.0 million in connection with the Merger.

Grants of Plan-Based Awards During Fiscal 2010

The following table sets forth certain information regarding the grant of plan-based awards made during fiscal 2010 to the named executive officers:

								All Other Options: Number of Securities Underlying Options (#) (5)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (4)
Name	Grant Date	Threshold ($) (1)	Target ($) (2)	Maximum ($) (3)	Threshold (#)	Target (#)	Maximum (#)
William E. Berry		$450,720	$1,126,800	$—			$—
	8/30/2010					4,320,000		4,320,000	$1.00	$3,668,635

J. Michael Gaither		160,506	401,266	—			—
	8/30/2010					2,160,000		2,160,000	1.00	1,834,318

David L. Dyckman		160,506	401,266	—			—
	8/30/2010					2,430,000		2,430,000	1.00	2,063,607

Daniel K. Brown		160,506	401,266	—			—
	8/30/2010					2,160,000		2,160,000	1.00	1,834,318

Phillip E. Marrett		160,506	401,266	—			—
	8/30/2010					2,160,000		2,160,000	1.00	1,834,318

(1)	Represents the minimum payment under the annual incentive plan if we achieve the threshold level of 95% of the Indenture EBITDA goal during fiscal 2010.
(2)	Represents payments under the annual incentive plan if 100% of plan performance was achieved during fiscal 2010. In fiscal 2010, we exceeded plan targets, which resulted in higher payments. These payments are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	There is no limit to the maximum amount payable under the annual incentive plan.

(4)	Represents the number of performance-based options granted to our named executive officers under the 2010 Plan in fiscal 2010. Each performance-based option granted to our named executive officers vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the option. If EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor received a cash return on its investment of at least 220%. The participant must remain employed through the vesting date in order to exercise any performance-based options.
(5)	Represents the number of time-based options granted to our named executive officers under the 2010 Plan in fiscal 2010. Time-based options granted to our named executive officers vest ratably on each of the first through fifth anniversaries of the grant date, provided that the participant remains continuously employed by us through each vesting date.

Outstanding Equity Awards at Fiscal 2010 Year End

The following table provides information concerning unexercised options for our named executive officers as of January 1, 2011, the last day of our 2010 fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
William E. Berry	—	4,320,000	4,320,000	$1.00	08/30/20
J. Michael Gaither	—	2,160,000	2,160,000	1.00	08/30/20
David L. Dyckman	—	2,430,000	2,430,000	1.00	08/30/20
Daniel K. Brown	—	2,160,000	2,160,000	1.00	08/30/20
Phillip E. Marrett	—	2,160,000	2,160,000	1.00	08/30/20

(1)	Represents the number of unexercised time-based options held by our named executive officers as of January 1, 2011. These time-based options, all of which were granted under the 2010 Plan, vest ratably on each of the first through fifth anniversaries of the grant date, provided that the participant remains continuously employed by us through each vesting date. If that condition is met, these options will fully vest on May 28, 2015.
(2)	Represents the number of unexercised performance-based options held by our named executive officers as of January 1, 2011. All of these performance-based options were granted under the 2010 Plan. Each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the options. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vest upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant much remain employed through the vesting date in order to exercise any performance-based options.

Nonqualified Deferred Compensation for Fiscal Year 2010

The following table sets forth information regarding the nonqualified deferred compensation plans, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer during the fiscal year ended January 1, 2011, the aggregate contributions made the Company during the fiscal year ended January 1, 2011, the aggregate earnings accrued during the fiscal year ended January 1, 2011, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended January 1, 2011 and the balance of account as of January 1, 2011.

Name	Executive Contributions in 2010 ($) (1)	Registrant Contributions in 2010 ($) (2)	Aggregate Earnings in 2010 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at January 1, 2011 ($) (4)
William E. Berry	$23,490	$20,000	$47,346	$—	$445,418
J. Michael Gaither	2,490	17,000	80	—	298,062
David L. Dyckman	—	—	—	—	—
Daniel K. Brown	—	16,000	46,153	—	360,995
Phillip E. Marrett	2,490	10,000	2,233	(115,495)	49,786

(1)	Amounts in this column are included in the amounts reported as “Salary” or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2010 for each of the named executive officers.
(2)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(3)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments elected by each participant in the plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(4)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
William E. Berry	2010	$43,490
	2009	18,625
	2008	75,269

J. Michael Gaither	2010	19,490
	2009	168
	2008	17,000

David L. Dyckman	2010	—
	2009	—
	2008	—

Daniel K. Brown	2010	16,000
	2009	—
	2008	16,000

Phillip E. Marrett	2010	12,490
	2009	—

Potential Payments upon Termination

Employment Agreements

We currently have employment agreements with each of Messrs. Berry, Gaither, Dyckman, Brown and Marrett. The employment agreements provide for the payment of an annual base salary and bonus opportunities, as well as participation by each of them in the benefit plans and programs generally maintained by us for senior executives from time to time.

We or the employee may terminate the applicable employment agreement at any time. Upon termination of employment for any reason other than for “cause,” the employee is entitled to receive (1) a basic termination payment equal to (i) his base salary earned through the date of termination and (ii) the previous year’s bonus if the termination is after December 31 and before bonus has been awarded; and (2) continuation of health benefits for a specified period of time after termination of employment at the same rate that was paid by the employee before termination of employment. In addition, if we terminate the employee without “cause” or if the employee resigns for “good reason” (each as defined in his employment agreement), then he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The employment agreements each contain confidentiality and non-compete provisions.

The specific severance payments and continuation periods for health benefits provided by the employment agreements for the named executive officers are as follows:

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

Payment Summary

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons. The table does not include nonqualified deferred compensation for which the named executive officers are fully vested or payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance. The amounts shown assume termination of employment or a change in control as of January 1, 2011, the last day of our 2010 fiscal year.

Name	Payments upon Termination	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Death or Disability (1)	Change in Control (2)
William E. Berry	Severance and Noncompetition Agreement	$1,600,001	$—	$—	$—
	Bonus	228,000	228,000	228,000	—
	Health Benefits	95,690	—	—	—

	Total	$1,923,691	$228,000	$228,000	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$835,001	$—	$—	$—
	Bonus	80,900	80,900	80,900	—
	Health Benefits	12,255	—	—	—

	Total	$928,156	$80,900	$80,900	$—

David L. Dyckman	Severance and Noncompetition Agreement	$540,001	$—	$—	$—
	Bonus	80,900	80,900	80,900	—
	Health Benefits	10,632	—	—	—

	Total	$631,533	$80,900	$80,900	$—

Daniel K. Brown	Severance and Noncompetition Agreement	$520,000	$—	$—	$—
	Bonus	80,900	80,900	80,900	—
	Health Benefits	10,632	—	—	—

	Total	$611,532	$80,900	$80,900	$—

Phillip E. Marrett	Severance and Noncompetition Agreement	$505,000	$—	$—	$—
	Bonus	80,900	80,900	80,900	—
	Health Benefits	6,670	—	—	—

	Total	$592,570	$80,900	$80,900	$—

(1)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. These payments are generally available to all employees and are therefore not included in the above table.
(2)	We do not provide our named executive officers with change in control benefits. If a named executive officer was terminated following a change in control, such officer would receive payments pursuant to the employment and severance agreements described above.

Compensation of Directors

Holdings Board

During fiscal year 2010, the following compensation was paid to James Hardymon, Donald Hardie and James Micali, the directors of the Holdings Board who were not employees of Holdings or its subsidiaries or representatives of Holding’s shareholders and to Richard P. Johnson, who served as non-executive Chairman of the Board:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (1)		Total ($)
James F. Hardymon	$20,800	$177,058	(1)	$197,858
Donald Hardie	20,800	—		20,800
James M. Micali	20,834	146,602	(1)	167,436
Richard P. Johnson	76,923	18,817,120	(1)(2)	18,894,043

(1)	Represents amounts payable in connection with the Merger. As described below under “Payments Received by Directors and Named Executive Officers in Connection with the Merger,” for any vested options under the 2005 Option Plan with an exercise price per share less than $596.65, holders received an option cancellation payment for each share underlying the vested options equal to the difference between $596.65 and the per-share exercise price. The directors of Holdings received aggregate option cancellation payments as follows: (i) $177,058 for Mr. Hardymon, (ii) $146,602 for Mr. Micali, and (iii) $18,482,953 for Mr. Johnson.
(2)	In addition to the option cancellation payment discussed above, “All Other compensation” for Mr. Johnson includes a registrant contribution to non-qualified deferred compensation plan of $11,250, vehicle allowance of $6,400, 401K company match of $4,337, club dues of $1,968, life insurance of $2,520 and severance payment of $307,692 in connection with his resignation as Chairman of the Holdings board as of the date of the Merger.

No other members of the Holdings Board received compensation for their service as directors of Holdings. Following the Merger, all of the directors of Holdings, including Messrs. Hardymon, Hardie, Micali and Johnson, resigned their positions on the Holdings Board, as well as the board of directors or similar governing body of any subsidiary of Holdings and all committees thereof. The current members of the Holdings Board are employees of Holdings and do not receive separate compensation for their service as directors of Holdings.

Accelerate Parent Board

For their service as members of the Accelerate Parent Board, each of James Farrell, Gary Kusin, James Micali and Carl Sewell (the “Outside Directors”) will receive an annual fee of $150,000 in cash, payable in quarterly installments. Upon their appointment to the Accelerate Parent Board, each of the Outside Directors also received a one-time grant of options under the 2010 Plan to purchase 200,000 shares of Accelerate Common Stock at the fair market value on the date of grant. These options vest in three equal installments on each of the first three anniversaries of the date of grant. In October 2010, we adopted the Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”). Each Outside Director receives an annual grant under the Restricted Stock Plan of restricted shares of Accelerate Common Stock valued at $50,000, with vesting to occur in two equal installments on each of the first two anniversaries of the date of grant. Each Outside Director also received a one-time opportunity to purchase up to $1,000,000 in Accelerate Common Stock, at a per share price equal to the fair market value on the date of purchase. These equity arrangements were to further align our Outside Directors’ interests with the interests of our stockholders. The members of the Accelerate Parent Board other than the Outside Directors do not receive separate compensation for their service as directors of Accelerate Parent.

The following table sets forth the compensation paid to the Outside Directors in fiscal 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
James Farrell	$37,500	$50,000	$81,131	$168,631
Gary Kusin	37,500	50,000	81,131	168,631
James M. Micali	87,500	50,000	81,131	218,631

(1)	Represents the aggregate grant date fair value for restricted stock granted during fiscal 2010 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the restricted stock was based on the stock price of Accelerate Common Stock on the grant date of $1.00 per share.
(2)	Represents the aggregate grant date fair value for option awards granted during fiscal 2010 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. The assumptions used in the Black-Scholes Model were: (i) an expected life of 6.0 years, (ii) no dividend yield, (iii) an expected stock price volatility of 39.45% and (iv) a risk-free interest rate of 1.83%.

Payments Received by Directors and Named Executive Officers in Connection with the Merger

None of our directors and none of our named executive officers other than Mr. Brown and Mr. Marrett held any shares in Holdings at the time of the Merger. Mr. Brown and Mr. Marrett each held 2,364 shares of Holding’s Series A common stock at the time of the Merger. Under the terms of the Merger Agreement, in consideration for those shares, they each received $596.65 per share, which we refer to as the per share merger consideration, or $1,412,873.19 in the aggregate.

In connection with the Merger, holders of vested options under the 2005 Plan with an exercise price less than the per share merger consideration received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the cancelled option. Our named executive officers received aggregate option cancellation payments as follows: (i) $12,321,516.67 for Mr. Berry, (ii) $5,893,159.71 for Mr. Gaither, (iii) $1,275,493.59 for Mr. Dyckman, (iv) $1,275,493.59 for Mr. Marrett, and (v) $1,275,493.59 for Mr. Brown. Our directors received aggregate option cancellation payments as follows: (i) $177,057.95 for Mr. Hardymon, (ii) $146,602.42 for Mr. Micali, and (iii) $18,482,953.02 for Mr. Johnson. Mr. Dyckman also received a discretionary cash bonus of $1.0 million in connection with the Merger.

Compensation Committee Interlocks and Insider Participation

Prior to the Merger, the compensation committee of the Holdings Board was charged with establishing and reviewing our executive compensation program. David Tayeh and Donald Hardie, neither of whom has ever been an officer or employee of ours or is otherwise a related party, served on the compensation committee during fiscal 2010. All compensation recommendations of the executive committee were reviewed by and subject to approval of the full Holdings board. Following the Merger, executive compensation and related decision are made by the Accelerate Parent Board, which does not currently have a compensation committee.

Indemnification of Officers and Directors

The articles of incorporation of Holdings and Accelerate Parent provide for the release of any person serving as our director from liability to us or our stockholders for damages for breach of fiduciary duty and for the indemnification by us of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the Delaware General Corporation Law. We expect to enter into customary indemnification agreements with each of our directors and executive officers. In addition, we have purchased a directors’ and officers’ insurance policy covering our officers and directors for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Accelerate Holdings Corp., or Accelerate Holdings, directly owns all our issued and outstanding stock. All of Accelerate Holdings’ issued and outstanding stock is directly owned by Accelerate Parent Corp., or Accelerate Parent. All equity interests in Accelerate Parent are owned, directly or indirectly, by the Sponsor, certain co-investors and certain of our employees, including certain of our named executive officers and directors.

The following table sets forth information with respect to the ownership as of March 1, 2011 for (a) each person known by us to own beneficially more than a 5% equity interest in Accelerate Parent, (b) each member of our board of directors, (c) each member of Accelerate Parent’s board of directors, (d) each of our named executive officers, and (e) all of the named executive officers and directors as a group. We have 1,000 shares of common stock outstanding, all of which are owned indirectly by Accelerate Parent. Share amounts indicated below reflect beneficial ownership, through Accelerate Parent, by such entities or individuals of these 1,000 shares of American Tire Distributors Holdings, Inc.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
TPG Capital (1)	950.23	95.023%

Executive Officers and Directors
William E. Berry (2)	3.83	*
J. Michael Gaither (3)	*	*
David L. Dyckman (4)	*	*
Daniel K. Brown (5)	*	*
Phillip E. Marrett (6)	*	*
W. James Farrell (7)	1.54	*
Gary Kusin (8)	*	*
James Micali (9)	*	*
Kevin Burns (10)	950.23	95.023%
Jeffrey Liaw (10)	950.23	95.023%
All directors and executive officers as a group (10 persons)	960.16	96.016%

*	Represents less than one percent or one share, as applicable.
(1)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 324,969,701 shares of Accelerate Parent held by TPG Accelerate VI, LP and (ii) 324,969,701 shares of Accelerate Parent held by TPG Accelerate V, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by William E. Berry reflect (i) 1,833,790 shares of Accelerate Parent held directly by Mr. Berry, (ii) 392,955 shares of Accelerate Parent held by the Trust FBO Meredith Elaine Berry U/A, a trust established for the benefit of Mr. Berry’s minor daughter, and (iii) 392,955 shares of Accelerate Parent held by the Trust FBO Michael Dolan Berry U/A, a trust established for the benefit of Mr. Berry’s minor son. Mr. Berry’s wife, Marianne Dolan Berry, is the trustee of each trust and has sole investment and dispositive power over the shares held by the trusts. Mr. Berry disclaims beneficial ownership of such shares.
(3)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by J. Michael Gaither reflect his ownership of 632,500 shares of Accelerate Parent.
(4)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David L. Dyckman reflect his ownership of 496,800 shares of Accelerate Parent.
(5)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Daniel K. Brown reflect his ownership of 572,700 shares of Accelerate Parent.
(6)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Phillip E. Marrett reflect his ownership of 572,700 shares of Accelerate Parent.
(7)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by W. James Farrell reflect his ownership of 1,000,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(8)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Gary Kusin reflect his ownership of 500,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(9)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by James Micali reflect his ownership of 250,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(10)	Includes all shares held by TPG Accelerate V, LP and TPG Accelerate VI, LP. Each of Kevin Burns and Jeffrey Liaw may be deemed to be a beneficial owner of these interest due to his status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Messrs. Burns and Liaw is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	44,448,000	$1.00	4,152,000
Equity compensation plans not approved by shareholders	—	—	—

Total	44,448,000	$1.00	4,152,000

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Note 17 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2010 and as of January 1, 2011, all of our directors do not meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2010 and 2009.

In thousands	2010	2009
Audit Fees (a)	$1,883	$602
Audit-Related Fees (b)	—	316

Total	$1,883	$918

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits, issuance of consents, comfort letters and assistance with, and review of, documents filed with the SEC.
(b)	Audit-related fees include payment for services in connection with our acquisitions as well as consultation on accounting standards or transactions.

Accelerate Parent Board Pre-Approval Policies and Procedures

In accordance with policies adopted by our board of directors, the Accelerate Parent Board has sole authority to approve all audit engagement fees and terms of our independent registered public accounting firm. The Accelerate Parent Board may delegate authority to pre-approve audit and non-audit services to any member of the Accelerate Parent Board whose decisions should be reviewed at the next scheduled meeting. The Accelerate Parent Board may not delegate pre-approval authority to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 1, 2011 for the Successor and January 2, 2010 for the Predecessor

•

Consolidated Statements of Operations for the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor

•

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor

•

Consolidated Statements of Cash Flows for the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal years ended January 2, 2010 and January 3, 2009 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Seven Months Ended January 1, 2011 for the Successor and the Five Months Ended May 28, 2010 and Fiscal Years Ended January 2, 2010 and January 3, 2009 for the Predecessor

		Additions
In thousands	Balance Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance End of Year
Successor Seven Months ended January 1, 2011
Allowance for doubtful accounts	$—	$1,762		$—		$(1,422	)(1)	$340
Acquisition exit cost reserves (2)	6,820	257		2,273	(3)	(2,375)		6,975
Inventory reserves	—	647	(4)	—		—		647
Sales returns and allowances	—	(35)		—		64		29
Valuation allowance on deferred tax assets	999	—		—		(403)		596
Predecessor Five Months Ended May 28, 2010
Allowance for doubtful accounts	$2,280	$608		$—		$(1,428	)(1)	$1,460
Acquisition exit cost reserves (2)	8,704	(109)		—		(1,775)		6,820
Inventory reserves	1,001	111	(4)	—		—		1,112
Sales returns and allowances	1,255	732		—		(882)		1,105
Valuation allowance on deferred tax assets	1,558	—		—		(559)		999
Predecessor 2009
Allowance for doubtful accounts	$2,314	$1,381		$—		$(1,415	)(1)	$2,280
Acquisition exit cost reserves (2)	15,273	(2,699)		1,643	(3)	(5,513)		8,704
Inventory reserves	865	136	(4)	—		—		1,001
Sales returns and allowances	1,679	2,892		—		(3,316)		1,255
Valuation allowance on deferred tax assets	651	907		—		—		1,558
Predecessor 2008
Allowance for doubtful accounts	$2,093	$2,515		$—		$(2,294	)(1)	$2,314
Acquisition exit cost reserves (2)	5,749	(16)		11,292	(3)	(1,752)		15,273
Inventory reserves	1,045	(180	)(4)	—		—		865
Sales returns and allowances	1,731	3,108		—		(3,160)		1,679
Valuation allowance on deferred tax assets	169	482		—		—		651

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents fair value of facilities closing cost of acquired Lisac’s, Tire Wholesalers, Am-Pac, Gray’s Tire and Martino Tire distribution centers recorded during purchase accounting due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Amounts represent net changes in reserve levels for additionally calculated requirements or reductions resulting form sale off or scrapping of obsolete inventories.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of April 20, 2010, by and among American Tire Distributors Holdings, Inc., Accelerate Holdings Corp., Accelerate Acquisition Corp. and Investcorp International, Inc., in its capacity as a representative of the stockholders, optionholders and warrantholders of American Tire Distributors Holdings, Inc. (incorporated by reference to exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed April 23, 2010).

3.1	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.2	Amended and Restated Bylaws of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.3	Second Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.5	Articles of Incorporation of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.6	Bylaws of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A filed January 24, 2011).

4.1	Senior Secured Notes Indenture, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 9.750% Senior Secured Notes due 2017 (incorporated by reference to exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.2	Senior Subordinated Notes Indenture, dated as of May 28, 2010 among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to exhibit 4.2 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.3	Form of 9.750% Senior Secured Notes due 2017 (included in Exhibit 4.1).

4.4	Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.5	Lien Subordination and Intercreditor Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Bank of America, N.A. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.6	Intercreditor and Collateral Agency Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.7	Form of 11.50% Senior Subordinated Notes due 2018 (included in Exhibit 4.2).

4.8	Registration Rights Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and Banc of America Securities LLC, Barclays Capital Inc., RBC Capital Markets Corporation and UBS Securities LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.1	Fifth Amended and Restated Credit Agreement, dated as of May 28, 2010 (incorporated by reference to exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

10.2	First Amendment to Fifth Amended and Restated Credit Agreement, effective as of May 28, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.3	Amended and Restated Pledge and Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.4	Amended and Restated Accelerate parent Corp. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.5	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.6	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for certain employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.7	Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.8	Form of Restricted Stock Grant Agreement under the 2010 Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.9	Transaction and Monitoring Fee Letter Agreement, dated as of May 28, 2010, between American Tire Distributors, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.10	Indemnification Agreement, dated as of May 28, 2010, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Tire Pros Francorp and TPG Capital, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.11	Accelerate Parent Corp. Management Stockholders’ Agreement, dated as of June 15, 2010, among Accelerate Parent Corp., TPG Partners V, L.P. and TPG Partners VI, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.12	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.13	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.14	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.15	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.16	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report Form 10-K filed March 31, 2006).

10.17	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.18	Second Amendment to Executive Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 18, 2009).

10.19	Separation Agreement and General Release, dated as of May 21, 2010, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.20	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009).

12.1	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.*

21.1	Chart of the subsidiaries of American Tire Distributors Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

Signature	Title	Date

/s/ WILLIAM E. BERRY William E. Berry	Director, President and Chief Executive Officer (Principle Executive Officer)	March 15, 2011

/s/ DAVID L. DYCKMAN David L. Dyckman	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ J. MICHAEL GAITHER J. Michael Gaither	Director, Executive Vice President, General Counsel and Secretary	March 15, 2011