Form 10-Q
period 2011-04-02
American Tire Distributors Holdings, Inc.
filed 2011-05-11
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	59-3796143 (I.R.S. Employer Identification No.)

12200 Herbert Wayne Court

Suite 150

Huntersville, North Carolina 28078

(Address of principal executive office)

(704) 992-2000

(Registrant’s telephone number, including area code)

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

Number of common shares outstanding at May 2, 2011: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

INDEX

			Page
PART I	FINANCIAL INFORMATION

Item 1	—	Financial Statements
		Condensed Consolidated Balance Sheets—As of April 2, 2011 and January 1, 2011 for the Successor	3
		Condensed Consolidated Statements of Operations—For the quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor	4
		Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)—For the quarter ended April 2, 2011 for the Successor	5
		Condensed Consolidated Statements of Cash Flows—For the quarter ended April 2, 2011 for the Successor and for the quarter ended April 3, 2010 for the Predecessor	6
		Notes to Condensed Consolidated Financial Statements	7

Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	—	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4	—	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1	—	Legal Proceedings	37

Item 1A	—	Risk Factors	37

Item 6	—	Exhibits	37

SIGNATURES			38

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor
In thousands, except share amounts	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,364	$11,971
Restricted cash	250	250
Accounts receivable, net	232,978	213,928
Inventories	559,878	466,433
Deferred income taxes	13,959	13,839
Income tax receivable	9,646	9,646
Assets held for sale	5,711	203
Other current assets	10,588	11,488

Total current assets	844,374	727,758

Property and equipment, net	85,438	89,553
Goodwill	431,191	431,065
Other intangible assets, net	739,681	754,387
Other assets	54,055	54,585

Total assets	$2,154,739	$2,057,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464,514	$430,979
Accrued expenses	38,219	25,791
Current maturities of long-term debt	407	656

Total current liabilities	503,140	457,426

Long-term debt	714,748	651,888
Deferred income taxes	277,356	283,169
Other liabilities	12,501	13,419
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	688,652	687,537
Accumulated (deficit) earnings	(41,848)	(36,312)
Accumulated other comprehensive income (loss)	190	221

Total stockholders’ equity	646,994	651,446

Total liabilities and stockholders’ equity	$2,154,739	$2,057,348

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
In thousands	Quarter Ended April 2, 2011	Quarter Ended April 3, 2010
Net sales	$640,822	$559,622
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	532,957	465,106
Selling, general and administrative expenses	99,543	82,599
Transaction expenses	1,062	2,082

Operating income (loss)	7,260	9,835
Other income (expense):
Interest expense	(16,527)	(13,030)
Other, net	(275)	(229)

Income (loss) from operations before income taxes	(9,542)	(3,424)
Income tax provision (benefit)	(4,006)	(1,539)

Net income (loss)	$(5,536)	$(1,885)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

In thousands, except share amounts	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)
		Shares	Amount
Successor balance, January 1, 2011	$651,446	1,000	$—	$687,537	$(36,312)	$221
Net income (loss)	(5,536)	—	—	—	(5,536)	—	$(5,536)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	(31)	—	—	—	—	(31)	(31)

Total comprehensive income (loss)							$(5,567)

Equity contributions	500	—	—	500	—	—
Stock-based compensation expense	615	—	—	615	—	—

Successor balance, April 2, 2011	$646,994	1,000	$—	$688,652	$(41,848)	$190

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
In thousands	Quarter Ended April 2, 2011	Quarter Ended April 3, 2010
Cash flows from operating activities:
Net income (loss)	$(5,536)	$(1,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	18,517	8,793
Amortization of other assets	1,291	1,211
Benefit for deferred income taxes	(5,812)	(3,846)
Accretion of 8% cumulative preferred stock	—	111
Accrued dividends on 8% cumulative preferred stock	—	583
Provision for doubtful accounts	576	512
Stock-based compensation	615	5,874
Other, net	334	710
Change in operating assets and liabilities:
Accounts receivable	(19,626)	(23,486)
Inventories	(93,569)	5,404
Other current assets	900	1,913
Accounts payable and accrued expenses	56,516	(23,934)
Other, net	(1,121)	(517)

Net cash provided by (used in) operating activities	(46,915)	(28,557)

Cash flows from investing activities:
Purchase of property and equipment	(4,878)	(2,304)
Purchase of assets held for sale	(1,053)	(735)
Proceeds from sale of property and equipment	28	78
Proceeds from sale of assets held for sale	385	—

Net cash provided by (used in) investing activities	(5,518)	(2,961)

Cash flows from financing activities:
Borrowings from revolving credit facility	601,255	519,583
Repayments of revolving credit facility	(538,315)	(472,817)
Outstanding checks	(10,703)	(8,169)
Payments of other long-term debt	(411)	(476)
Payments of Predecessor senior notes	—	(6,263)

Net cash provided by (used in) financing activities	51,826	31,858

Net increase (decrease) in cash and cash equivalents	(607)	340
Cash and cash equivalents—beginning of period	11,971	7,290

Cash and cash equivalents—end of period	$11,364	$7,630

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,578	$20,049
Cash payments for taxes, net	$847	$480

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATDI has one operating and reportable segment, and is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools. Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries.

2. Basis of Presentation:

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the American Tire Distributors Holdings, Inc. Annual Report on Form 10-K for the year ended January 1, 2011. Certain reclassifications of amounts reported in prior years have been made to conform to the 2011 classification.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by affiliates of TPG Capital, L.P. (“TPG”) for an aggregate purchase price valued at $1,287.5 million. As a result, the Company became a wholly-owned subsidiary of TPG (the “Merger”). Although the Company continues to operate as the same legal entity subsequent to the acquisition, periods prior to May 28, 2010 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods after May 28, 2010 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”).

Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the acquirer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of common stock of the Company has been pushed down from TPG to the Company. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor each contain operating results for 13 weeks.

3. Acquisition of Holdings:

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by affiliates of TPG for an aggregate purchase price of $1,287.5 million in cash, less the amount of the Company’s funded indebtedness, transaction expenses, aggregate redemption payments with respect to the Company’s outstanding preferred stock, certain holdback amounts plus the amount of estimated cash, plus or minus certain working capital adjustments. The Merger was financed by $635.0 million in aggregate principle of debt financing as well as common equity capital. In addition, the Company tendered its existing outstanding debt which was subsequently purchased and retired.

The fair value of consideration transferred was as follows:

In thousands	May 28, 2010
Aggregate purchase price	$1,287,500
Redemption of Funded Indebtedness	(529,176)
Redemption of Preferred Stock	(30,102)
Termination of Interest Rate Swaps	(2,804)
Transaction fees	(66,234)
Holdback amount	(13,000)
Cash on hand	7,273
Working capital adjustments	(7,000)

Total fair value of consideration paid	$646,457

The Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of merger. The allocation of the purchase price is as follows:

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

The following unaudited pro forma supplementary data for the quarter ended April 3, 2010 gives effect to the Merger as if it had occurred on January 3, 2010 (the first day of the Company’s 2010 fiscal year).

Pro Forma
In thousands	Quarter Ended April 3, 2010
Net sales	$559,622
Net (loss) income	(8,768)

The pro forma supplementary data for the quarter ended April 3, 2010 includes $9.5 million as an adjustment to historical amortization expense as a result of the valuation of $531.4 million allocated to amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. In addition, the Company has included $2.5 million as an increase to interest expense to reflect the impact of the new debt structure and the additional expense of the deferred financing fees.

The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Merger been consummated on the date assumed and does not project the Company’s results of operations for any future date.

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

5. Assets Held for Sale:

As of April 2, 2011, the Company classified a distribution center and former headquarters for Am-Pac Tire Dist., Inc. located in Simi Valley, CA as held for sale. The building has a fair value of $5.0 million and was previously used as a warehouse within the Company’s distribution operations. The distribution operations have been consolidated into other ATDI facilities that are currently being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period.

In addition, the Company has several residential properties classified as held for sale. These properties have a fair value of $0.7 million and were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period.

6. Goodwill:

As of April 2, 2011, the change in the carrying amount of goodwill is as follows:

In thousands
Balance, January 1, 2011	$431,065
Purchase accounting adjustments	126

Balance, April 2, 2011	$431,191

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

As of April 2, 2011, the Company has recorded goodwill of $431.2 million, of which approximately $21 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. On December 10, 2010, the Company completed the purchase of substantially all of the assets of Lisac’s of Washington, Inc and 100% of the capital stock of Tire Wholesalers, Inc. As a result, the Company recorded $0.9 million as goodwill.

7. Intangible Assets:

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at April 2, 2011 and January 1, 2011:

In thousands	April 2, 2011	January 1, 2011
Customer list	$533,998	$533,998
Noncompete agreement	365	365
Tradenames	3,168	3,168

Total gross finite-lived intangible assets	537,531	537,531
Accumulated amortization	(47,743)	(33,037)

Total net finite-lived intangible assets	489,788	504,494
Tradenames (indefinite-lived)	249,893	249,893

Total	$739,681	$754,387

Indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite lives are being amortized on a straight-line or accelerated basis over periods ranging from one to nineteen years.

Intangible asset amortization expense was $14.7 million for the quarter ended April 2, 2011. Estimated amortization expense on existing intangible assets is expected to approximate $44 million for the remaining nine months in 2011 and approximately $57 million in 2012, $55 million in 2013, $52 million in 2014 and $44 million in 2015. The Predecessor recorded $4.7 million of intangible asset amortization expense for the quarter ended April 3, 2010.

8. Long-term Debt:

The following table presents the Company’s long-term debt at April 2, 2011 and at January 1, 2011:

In thousands	April 2, 2011	January 1, 2011
ABL Facility	$253,211	$190,271
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	247,166	247,084
Capital lease obligations	14,159	14,290
Other	619	899

Total debt	715,155	652,544
Less—Current maturities	(407)	(656)

Long-term debt	$714,748	$651,888

The fair value of the Successor’s long-term senior notes was $492.8 million at April 2, 2011 and $470.6 million at January 1, 2011. The fair value of the long-term senior notes was primarily based upon quoted market values.

ABL Facility

The Company’s senior secured asset-backed revolving credit facility (“ABL Facility”) provides for a senior secured revolving credit facility of up to $450.0 million (of which up to $50.0 million may be utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. As of April 2, 2011, the Company had $253.2 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $188.7 million available for additional borrowings. Provided that no default or event of default is then existing or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline linder and issuing banks with respect to the lenders providing commitments for such increase. The facility matures on November 28, 2014.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 2, 2011, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Subordinated Notes

On May 28, 2010, ATDI issued Senior Subordinated Notes due June 1, 2018 (“Senior Subordinated Notes”) in an aggregate principal amount of $200.0 million. The Senior Subordinated Notes bear interest at a fixed rate of 11.50% per annum. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

Senior Secured Notes

On May 28, 2010, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

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

9. Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with exposure to fluctuations in interest rates on our variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes.

On February 24, 2011, the Company entered into two interest rate swap agreements (“2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $75.0 million, of which $25.0 million is at a fixed interest rate of 0.585% and will expire in February 2012 and $50.0 million is at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to the 2011 Swaps is a major financial institution. The Company recognizes all derivatives on the condensed consolidated balance sheet at their fair value as either assets or liabilities. The Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the Swaps are recognized in the condensed consolidated statement of operations.

At April 2, 2011, the fair value of the Company’s derivative instruments was recorded as follows:

		Liability Derivatives
In thousands	Balance Sheet Location	April 2, 2011	January 1, 2011
Derivatives not designated as hedges:
2011 swap—$25 million notional	Accrued expenses	$23	$—
2011 swap—$50 million notional	Accrued expenses	128	—

Total		$151	$—

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of operations for the Successor quarter ended April 2, 2011 and the Predecessor quarter ended April 3, 2010 was as follows:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Quarter Ended	Quarter Ended
In thousands		April 2, 2011	April 3, 2010
Derivatives not designated as hedges:
2011 swap—$25 million notional	Interest expense	$(23)	$—
2011 swap—$50 million notional	Interest expense	(128)	—
2009 swap—$100 million notional	Interest expense	—	(262)

Total		$(151)	$(262)

On June 4, 2009, the Predecessor entered into an interest rate swap agreement (the “2009 Swap”) to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The 2009 Swap covered a notional amount of $100.0 million of the Predecessor’s variable rate indebtedness at a fixed interest rate of 1.45% and was set to expire on June 8, 2011. The counterparty to the 2009 Swap was a major financial institution. The 2009 Swap did not meet the criteria to qualify for hedge accounting treatment; therefore, changes in fair value were recognized in the condensed consolidated statement of operations. On May 28, 2010, in connection with the Merger, the Company terminated the 2009 Swap agreement for $0.9 million.

10. Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 Inputs—Inputs based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 Inputs—Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 Inputs—Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

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

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of April 2, 2011:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,482	$2,482	$—	$—

Total	$2,482	$2,482	$—	$—

Liabilities:
Derivative instruments	$151	$—	$151	$—

Total	$151	$—	$151	$—

ASC 820 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•

Benefit trust assets—These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•

Derivative instruments—These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at April 2, 2011 are the same as those used at January 1, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

11. Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan provides that a maximum of 48.6 million shares of common stock of the indirect parent company are issuable pursuant to the exercise of options. During 2010, the Company’s indirect parent company granted options under the 2010 Plan to certain eligible participants to purchase 44.5 million shares of common stock of the indirect parent company.

Changes in options outstanding under the 2010 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
January 1, 2011	44,448,000	$1.00	—	$—
Granted	400,000	1.00	n/a	n/a
Forfeited	—	—	n/a	n/a

April 2, 2011	44,848,000	$1.00	—	$—

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the required service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that the performance target will be achieved.

The weighted average fair value of the stock options granted during the quarter ending April 2, 2011 was $0.43 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

Risk-free interest rate	2.84%
Dividend yield	—
Expected life	6 years
Volatility	40.75%

As the Company does not have sufficient historical volatility data for Holdings own common stock, the stock price volatility utilized in the fair value calculation is based on the Company’s peer group in the industry in which it does business. The risk-free interest rate is based on the yield-curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Because the Company does not have relevant data available regarding the expected life of the award, the expected life of the award is derived from the Simplified Method as allowed under SAB Topic 14.

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company. During 2010, the Company’s indirect parent company granted RSUs under the 2010 RSU Plan to certain board members of the Company to purchase 150,000 shares of common stock of the indirect parent company.

The following table summarizes RSU activity under the 2010 RSU Plan for the quarter ending April 2, 2011:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding and unvested at January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Forfeited	—	—

Outstanding and unvested at April 2, 2011	250,000	$1.00

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over a two year vesting period.

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of operations. The following table summarizes the expense recognized:

	Successor	Predecessor
In thousands	Quarter Ended April 2, 2011	Quarter Ended April 3, 2010
Stock Options	$594	$5,874
Restricted Stock Units	21	—

Total	$615	$5,874

During 2005, the Predecessor adopted the 2005 Management Stock Incentive Plan, which authorized the issuance of up to 190,857 shares of voting common stock. Options granted under the plan generally vested based on performance targets or the occurrence of specified events, such as an initial public offering or company sale. At January 2, 2010, the Company had 149,015 options outstanding and 67,468 exercisable.

In March 2010, the Board of Directors of the Company approved the discretionary vesting of certain previously unvested stock options. The discretionary vesting was evaluated in conjunction with the accounting standard for modification of stock options and resulted in a non-cash charge to compensation expense of $5.9 million in the first quarter of 2010. No additional options were granted during this period. At May 28, 2010, prior to the Merger, the Company had 144,719 options outstanding and 108,785 exercisable.

As a result of the merger, all of the Company’s stock options that were already vested under the 2005 Management Stock Incentive Plan were converted into the right to receive the excess of $596.65 per share over the exercise price of each of the options. As a consequence, subsequent to the May 28, 2010 transaction date, all options to purchase previously existing common stock ceased to exist and the existing stock option plan was terminated.

12. Income Taxes:

The effective tax rate for the quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor are based on an annual estimated effective tax rate which takes into account year-to-date amounts and projected results for the full year. The effective tax rate of 42.0% for the quarter ended

April 2, 2011 for the Successor is higher than the Company’s statutory tax rate primarily due to higher state income taxes, a result based on the Company’s legal entity tax structure. The final effective tax rate for fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

At April 2, 2011, the Company has a net deferred tax liability of $263.4 million, of which, $14.0 million was recorded as a current deferred tax asset. As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses and transaction expenses. These included an acquired non-current deferred tax asset of $11.7 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.3%. In addition, the Company also has an income tax receivable of $9.6 million at April 2, 2011, which primarily relates to deductions that can be carried back two years for federal and state income tax purposes.

At April 2, 2011, the Successor had unrecognized tax benefits of $2.1 million, of which $0.7 million is included within accrued expenses and $1.4 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Successor’s effective tax rate is $1.7 million as of April 2, 2011. In addition, $0.4 million related to temporary timing differences. During the quarter ended April 2, 2011, the Company reduced its tax positions by $0.1 million related to the current year.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2007—2009 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company records interest and penalties associated with the uncertain tax positions as a component of its income tax provision. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits may significantly decrease.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

13. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of April 2, 2011, the Company’s total obligations, as guarantor on these leases, are approximately $4.3 million extending over eight years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $4.0 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 12 for further description of the accounting standards for income taxes and the related impacts.

14. Subsequent Event:

On April 15, 2011, the Company entered into a Stock Purchase Agreement with the Bowlus Service Company d/b/a North Central Tire (“NCT”) to acquire 100% of the outstanding capital stock of NCT. NCT owned and operated three distribution centers in Canton, Ohio, Cincinnati, Ohio and Rochester, New York, serving over 2,700 customers. The acquisition was completed on April 29, 2011, subject to customary closing conditions, and was funded through the Company’s ABL Facility. The purchase of NCT will significantly strengthen the Company’s market position in Ohio and Western New York.

15. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S—X and reflect the financial position, results of operations, and cash flows of the Predecessor for periods prior to May 28, 2010 and the financial position, results of operations, and cash flows of the Successor for periods after May 28, 2010.

As a result of the Merger on May 28, 2010, the Company repurchased and cancelled all of the Predecessor’s outstanding 10.75% Senior Notes, Floating Rate Notes, and 13% Senior Discount Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac Tire Dist., Inc. (“Am-Pac”) and Tire Wholesalers. ATDI, Am-Pac, and Tire Wholesalers are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility.

Accordingly, the Company updated the guarantor structure as of May 28, 2010 which resulted in the following column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac and Tire Wholesalers) and

•	Non-Guarantor Subsidiary (Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac, Tire Wholesalers and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. As a result of the Merger, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure.

The condensed consolidating financial information for the Company is as follows:

	Successor
In thousands	As of April 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,717	$54	$593	$—	$11,364
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	232,964	2	12	—	232,978
Inventories	—	559,878	—	—	—	559,878
Assets held for sale	—	5,711	—	—	—	5,711
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	—	61,029	—	(61,029)	—
Other current assets	—	19,081	5,098	368	—	24,547

Total current assets	—	838,247	66,183	973	(61,029)	844,374

Property and equipment, net	—	84,830	589	19	—	85,438
Goodwill and other intangible assets, net	448,080	719,486	2,035	1,271	—	1,170,872
Investment in subsidiaries	243,188	59,685	—	—	(302,873)	—
Other assets	8,891	45,191	(27)	—	—	54,055

Total assets	$700,159	$1,747,439	$68,780	$2,263	$(363,902)	$2,154,739

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$464,312	$2,255	$(2,053)	$—	$464,514
Accrued expenses	—	37,231	988	—	—	38,219
Current maturities of long-term debt	—	386	21	—	—	407
Intercompany payables	53,165	809	—	7,055	(61,029)	—

Total current liabilities	53,165	502,738	3,264	5,002	(61,029)	503,140

Long-term debt	—	714,721	27	—	—	714,748
Deferred income taxes	—	274,688	587	2,081	—	277,356
Other liabilities	—	12,104	397	—	—	12,501
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	688,652	4,224	—	—	(4,224)	688,652
Accumulated deficit	(41,848)	(41,848)	(430)	(4,820)	47,098	(41,848)
Accumulated other comprehensive income (loss)	190	190	—	—	(190)	190

Total stockholder’s equity	646,994	243,188	64,505	(4,820)	(302,873)	646,994

Total liabilities and stockholder’s equity	$700,159	$1,747,439	$68,780	$2,263	$(363,902)	$2,154,739

	Successor
In thousands	As of January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,304	$132	$535	$—	$11,971
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	214,547	673	(1,292)	—	213,928
Inventories	—	465,350	1,083	—	—	466,433
Assets held for sale	—	203	—	—	—	203
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	942	56,490	—	(57,432)	—
Other current assets	—	19,427	5,132	768	—	25,327

Total current assets	—	721,669	63,510	11	(57,432)	727,758

Property and equipment, net	—	83,743	5,790	20	—	89,553
Goodwill and other intangible assets, net	448,080	733,933	2,099	1,340	—	1,185,452
Investment in subsidiaries	248,140	61,053	—	—	(309,193)	—
Other assets	8,391	46,192	2	—	—	54,585

Total assets	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$428,686	$3,979	$(1,686)	$—	$430,979
Accrued expenses	—	24,351	1,440	—	—	25,791
Current maturities of long-term debt	—	641	15	—	—	656
Intercompany payables	53,165	—	—	4,267	(57,432)	—

Total current liabilities	53,165	453,678	5,434	2,581	(57,432)	457,426

Long-term debt	—	651,849	39	—	—	651,888
Deferred income taxes	—	280,501	587	2,081	—	283,169
Other liabilities	—	12,422	997	—	—	13,419
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	687,537	3,609	—	—	(3,609)	687,537
Accumulated deficit	(36,312)	(36,312)	(591)	(3,291)	40,194	(36,312)
Accumulated other comprehensive income (loss)	221	221	—	—	(221)	221

Total stockholder’s equity	651,446	248,140	64,344	(3,291)	(309,193)	651,446

Total liabilities and stockholder’s equity	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Condensed consolidating statements of operations for the quarter ended April 2, 2011 for the Successor and quarter ended April 3, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Quarter Ended April 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$640,649	$486	$(313)	$—	$640,822
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	532,668	283	6	—	532,957
Selling, general and administrative expenses	—	97,299	(74)	2,318	—	99,543
Transaction expenses	—	1,062	—	—	—	1,062

Operating income (loss)	—	9,620	277	(2,637)	—	7,260
Other (expense) income:
Interest expense	—	(16,527)	—	—	—	(16,527)
Other, net	—	(277)	—	2	—	(275)
Equity earnings of subsidiaries	(5,536)	(1,368)	—	—	6,904	—

Income (loss) from operations before income taxes	(5,536)	(8,552)	277	(2,635)	6,904	(9,542)
Income tax provision (benefit)	—	(3,016)	116	(1,106)	—	(4,006)

Net income (loss)	$(5,536)	$(5,536)	$161	$(1,529)	$6,904	$(5,536)

	Predecessor
In thousands	For the Quarter Ended April 3, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$559,934	$48	$(360)	$—	$559,622
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	465,105	(1)	2	—	465,106
Selling, general and administrative expenses	5,875	73,397	1,548	1,779	—	82,599
Transaction expenses	—	2,082	—	—	—	2,082

Operating income (loss)	(5,875)	19,350	(1,499)	(2,141)	—	9,835
Other (expense) income:
Interest expense	(2,454)	(10,576)	—	—	—	(13,030)
Other, net	—	(210)	(32)	13	—	(229)
Equity earnings of subsidiaries	2,700	(2,014)	—	—	(686)	—

Income (loss) from operations before income taxes	(5,629)	6,550	(1,531)	(2,128)	(686)	(3,424)
Income tax provision (benefit)	(3,744)	3,850	(685)	(960)	—	(1,539)

Net income (loss)	$(1,885)	$2,700	$(846)	$(1,168)	$(686)	$(1,885)

Condensed consolidating statements of cash flows for the quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Quarter Ended April 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(46,896)	$(77)	$58	$—	$(46,915)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,878)	—	—	—	(4,878)
Purchase of assets held for sale	—	(1,053)	—	—	—	(1,053)
Proceeds from sale of property and equipment	—	23	5	—	—	28
Proceeds from disposal of assets held for sale	—	385	—	—	—	385

Net cash provided by (used in) investing activities	—	(5,523)	5	—	—	(5,518)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	601,255	—	—	—	601,255
Repayments of revolving credit facility	—	(538,315)	—	—	—	(538,315)
Outstanding checks	—	(10,703)	—	—	—	(10,703)
Payments of other long-term debt	—	(405)	(6)	—	—	(411)

Net cash provided by (used in) financing activities	—	51,832	(6)	—	—	51,826

Net increase (decrease) in cash and cash equivalents	—	(587)	(78)	58	—	(607)
Cash and cash equivalents—beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents—end of period	$—	$10,717	$54	$593	$—	$11,364

	Predecessor
In thousands	For the Quarter Ended April 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$6,263	$(34,775)	$(119)	$74	$—	$(28,557)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,304)	—	—	—	(2,304)
Purchase of assets held for sale	—	(735)	—	—	—	(735)
Proceeds from sale of property and equipment	—	58	20	—	—	78

Net cash (used in) provided by investing activities	—	(2,981)	20	—	—	(2,961)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	519,583	—	—	—	519,583
Repayments of revolving credit facility	—	(472,817)	—	—	—	(472,817)
Outstanding checks	—	(8,169)	—	—	—	(8,169)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)
Payments of other long-term debt	—	(473)	(3)	—	—	(476)

Net cash provided by (used in) financing activities	(6,263)	38,124	(3)	—	—	31,858

Net increase (decrease) in cash and cash equivalents	—	368	(102)	74	—	340
Cash and cash equivalents—beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents—end of period	$—	$6,934	$372	$324	$—	$7,630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us,” “our” and similar terms in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware Corporation, and the term “ATDI” refers only to American Tire Distributors, Inc., a Delaware corporation.

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 91 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 50,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 9%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.0%, respectively, of our net sales in fiscal 2010.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear, and Michelin—as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of these and many other tire manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 85.1% of our total net sales for the quarter ended April 2, 2011. The remainder of net sales is primarily derived from other tire sales (11.0%), custom wheels (2.6%), and tire supplies, tools and other products (1.3%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

The economic environment has been showing signs of stabilization. We experienced modest year-over-year unit volume growth in 2010 and modest quarter-over-quarter unit volume growth in 2011, which reflects an economy slowly reemerging from the severe economic downturn. The return to established driving habits and longer vehicle life has led to moderate growth in the U.S. replacement tire market compared with prior years. However, the price of oil and related fuel prices continues to be volatile and high, potentially affecting miles driven.

Going forward, we believe growth in the U.S. replacement tire market will continue to be driven by favorable underlying dynamics, including:

•	increases in the number and average age of passenger cars and light trucks;

•	increases in the number of miles driven;

•	increases in the number of licensed drivers as the U.S. population continues to grow;

•	increase in the number of replacement tire SKUs;

•	growth of the high performance tire segment; and

•	shortening tire replacement cycles due to changes in product mix that increasingly favor high performance tires, which have shorter average lives.

Despite the current market environment, we have a solid infrastructure, an extensive and efficient distribution network, and a broad product offering. Our growth strategy, coupled with our access to capital and our scalable platform, enables us to continue to expand in existing markets as well as in new geographic areas. In addition, we are investing in technology and new sales channels which will help fuel our future growth. As a result, we believe that we are well positioned to continue to achieve above market results in both contracting and expanding market demand cycles.

Acquisition of Holdings

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, we were acquired by affiliates of TPG Capital, L.P. (“TPG”) for an aggregate purchase price valued at $1,287.5 million. As a result, we became a wholly-owned subsidiary of TPG (the “Merger”). Although we continue to operate as the same legal entity subsequent to the acquisition, periods prior to May 28, 2010 reflect the financial position, results of operations, and changes in financial position of us prior to the Merger (the “Predecessor”) and periods after May 28, 2010 reflect the financial position, results of operations, and changes in financial position of us after the Merger (the “Successor”).

Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the acquirer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of our common stock has been pushed down from TPG to us. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Recent Developments

On December 10, 2010, we completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) pursuant to the terms of an Asset Purchase Agreement dated as of December 10, 2010 and 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”) pursuant to a Stock Purchase Agreement dated as of December 10, 2010. Tire Wholesalers operated one distribution center in Kent, Washington, which serviced over 750 customers in the area and Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area. The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through our ABL Facility. The purchase of Lisac’s and Tire Wholesalers significantly expanded our position in the Northwestern United States.

On February 24, 2011, ATDI entered into two interest rate swap agreements (“Swaps”) used to hedge our exposure to changes in our variable interest rate debt. The aggregate notional amount of the Swaps is $75.0 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013. The counterparty to the Swaps is a major financial institution. We recognize all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. The Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the Swaps are recorded as adjustments to interest expense in the condensed consolidated statement of operations.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor each contain operating results for 13 weeks.

Successor Quarter Ended April 2, 2011 Compared to Predecessor Quarter Ended April 3, 2010

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	Quarter Ended	Quarter Ended
In thousands	April 2, 2011	April 3, 2010	Favorable (unfavorable)	Favorable (unfavorable)	April 2, 2011	April 3, 2010
Net sales	$640,822	$559,622	$81,200	14.5%	100.0%	100.0%
Cost of goods sold	532,957	465,106	(67,851)	-14.6%	83.2%	83.1%
Selling, general and administrative expenses	99,543	82,599	(16,944)	-20.5%	15.5%	14.8%
Transaction expenses	1,062	2,082	1,020	49.0%	0.2%	0.4%

Operating income (loss)	7,260	9,835	(2,575)	-26.2%	1.1%	1.8%
Other income (expense):
Interest expense	(16,527)	(13,030)	(3,497)	-26.8%	-2.6%	-2.3%
Other, net	(275)	(229)	(46)	-20.1%	0.0%	0.0%

Income (loss) from operations before income taxes	(9,542)	(3,424)	(6,118)	-178.7%	-1.5%	-0.6%
Provision (benefit) for income taxes	(4,006)	(1,539)	2,467	160.3%	-0.6%	-0.3%

Net income (loss)	$(5,536)	$(1,885)	$(3,651)	-193.7%	-0.9%	-0.3%

Net Sales

Net sales for the quarter ended April 2, 2011 for the Successor increased 14.5%, or $81.2 million compared with the quarter ended April 3, 2010 for the Predecessor. The increase in net sales was primarily driven by higher net tire pricing of $56.1 million. This increase, which included $46.2 million related to passenger and light truck net tire pricing and $5.3 million related to medium truck net tire pricing, resulted from our passing through tire manufacturer price increases. In addition, higher quarter-over-quarter tire unit sales across all tire categories contributed $19.8 million. Also, the combined results of opening new distribution centers during the second half of 2010 as well as the integration of our fourth quarter 2010 acquisitions, contributed $11.2 million during the first quarter of 2011. These increases, however, were partially offset by lower equipment sales of $8.4 million during the first quarter of 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the quarter ended April 2, 2011 for the Successor increased 14.6%, or $67.9 million compared with the quarter ended April 3, 2010 for the Predecessor. The increase in cost of goods sold was primarily driven by higher net tire pricing of $48.7 million. This increase, which included $38.3 million related to passenger and light truck net tire pricing and $4.4 million related to medium truck net tire pricing, resulted from manufacturer price increases. As well, the increase in quarter-over-quarter tire unit sales coupled with the incremental tire units sold through our new distribution centers opened during the second half of 2010 and the integration of our fourth quarter 2010 acquisitions, contributed $26.4 million to the increase. These increases, however, were partially offset by the reduction in net sales within our equipment product offering as a result of our discontinuation of certain products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 2, 2011 for the Successor increased 20.5%, or $16.9 million compared with the quarter ended April 3, 2010 for the Predecessor. The increase in selling, general and administrative expenses was primarily related to increased amortization expense of $9.9 million due to the revaluation of the customer list intangible asset established as part of the Merger. Other factors that contributed to the increase were salaries and wages of $7.2 million, of which $2.3 million related to increased incentive compensation that has resulted through improved operating performance and $2.2 million related to the opening of new or acquired distribution centers, rents and utilities of $1.5 million, of which $1.1 million related to the opening of new or acquired distribution centers, and advertising expense of $1.0 million, of which $0.2 million related to increased advertising expense for our internet sales channel, TireBuyer.com. In addition, a higher price per gallon for fuel increased our fuel costs by $1.0 million. These increases were partially offset by lower stock based compensation expense of $5.3 million during the quarter ended April 2, 2011 due to the discretionary vesting of certain previously unvested stock options during the quarter ended April 3, 2010 that did not repeat.

Transaction Expenses

Transaction expenses for the quarter ended April 2, 2011 for the Successor were $1.1 million, which were primarily related to the registration of our Senior Secured Notes with the Securities and Exchange Commission as well as acquisition related fees. During the quarter ended April 3, 2010, transaction fees for the Predecessor of $2.1 million related to our suspended public offering of our common stock.

Interest Expense

Interest expense for the quarter ended April 2, 2011 for the Successor increased 26.8% or $3.5 million compared with the quarter ended April 3, 2010 for the Predecessor. The increase is primarily due to higher debt levels as well as slightly higher interest rates associated with the Successor’s senior debt obligations as compared with the Predecessor’s senior debt obligations. In addition, amounts recorded in association with the 2011 Swap partially offset amounts recorded in association with the 2009 Swap.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended April 2, 2011 for the Successor was $4.0 million, which was based on a pre-tax loss of $9.5 million. Our income tax benefit for the quarter ended April 3, 2010 for the Predecessor was $1.5 million, which was based on a pre-tax loss of $3.4 million. Our effective tax rate for the quarter ended April 2, 2011 and the quarter ended April 3, 2010 were 42.0% and 44.9%, respectively. The decrease in the effective tax rate primarily relates to reductions in permanent timing differences in 2011 compared with 2010, including non-deductible PIK preferred stock dividends which were extinguished in conjunction with the Merger. The income tax benefit recorded for the first quarter of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	April 2, 2011	January 1, 2011
Cash and cash equivalents	$11,364	$11,971
Working capital	341,234	270,332
Total debt	715,155	652,544
Total stockholders’ equity	646,994	651,446
Debt-to-capital ratio	52.5%	50.0%

Debt-to-capital ratio = total debt / (total debt plus total stockholders’ equity)

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

As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of April 2, 2011, our total indebtedness is $715.2 million. Our cash interest payments for the quarter ended April 2, 2011 for the Successor and the quarter ended April 3, 2010 for the Predecessor was $3.6 million and $20.0 million, respectively. As of April 2, 2011, we have an additional $188.7 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

The following table sets forth the major categories of cash flows:

	Successor	Predecessor
In thousands	Quarter Ended April 2, 2011	Quarter Ended April 3, 2010
Cash provided by (used in) operating activities	$(46,915)	$(28,557)
Cash provided by (used in) investing activities	(5,518)	(2,961)
Cash provided by (used in) financing activities	51,826	31,858

Net increase (decrease) in cash and cash equivalents	(607)	340
Cash and cash equivalents—beginning of period	11,971	7,290

Cash and cash equivalents—end of period	$11,364	$7,630

Cash payments for interest	$3,578	$20,049
Cash payments for taxes, net	$847	$480

Operating Activities

Net cash used in operating activities for the quarter ended April 2, 2011 for the Successor was $46.9 million, compared with $28.6 million during the Predecessor’s comparable period of 2010. The change was primarily related to an increase in our net working capital requirements. During the quarter ended April 2, 2011, our change in operating assets and liabilities generated a cash outflow of $56.9 million, primarily driven by an increase in inventory of $93.6 million associated with our decision to increase manufacturer safety stock levels as a result of tight supply levels with most manufacturers, as well as the impact of opening our new and recently acquired distribution centers. In addition, the increase in accounts receivables reflected higher sales volume during the quarter ended April 2, 2011 as compared with the quarter ended April 3, 2010. These amounts, however, were partially offset by an increase in accounts payable and accrued expenses associated with the timing of vendor payments and accrued interest on our senior notes, respectively. Comparatively, during the quarter ended April 3, 2010 for the Predecessor, our change in operating assets and liabilities generated a cash outflow of $40.6 million, primarily driven by an increase in account receivable due to higher sales volumes as well as a decrease in accounts payable and accrued expenses. The decrease in accounts payable resulted from the timing of vendor payments while the decrease in accrued expenses is primarily related to interest payments on the Predecessor’s senior notes in addition to incentive compensation payments that were made during first quarter 2010 that related to fiscal 2009.

Investing Activities

Net cash used in investing activities for the quarter ended April 2, 2011 for the Successor was $5.5 million, compared with $3.0 million during the Predecessor’s comparable period in 2010. The change was primarily related to an increase in property and equipment purchases. Capital expenditures during first quarter 2011 included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the quarter ended April 2, 2011 for the Successor was $51.8 million, compared with $31.9 million during the Predecessor’s comparable period in 2010. The change was primarily related to an increase in net borrowings from our ABL facility due to the increase in working capital requirements. In addition, the quarter ended April 3, 2010 included $6.3 million related to payments on the Predecessor’s senior notes that did not repeat in first quarter 2011.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the quarter ended April 2, 2011 for the Successor were $3.6 million, compared with $20.0 million paid during the quarter ended April 3, 2010 for the Predecessor. The decrease is primarily due to the repurchase and cancellation of the Predecessor’s senior notes in connection with the Merger which resulted in lower interest payments of $16.0 million.

Cash payments for taxes during the quarter ended April 2, 2011 for the Successor were $0.8 million, compared with $0.5 million paid during the quarter ended April 3, 2010 for the Predecessor. The increase primarily relates to the balance and timing of income tax extension payments for fiscal 2009, made in 2010, as compared to payments for fiscal 2010, made in 2011.

Indebtedness

The following table summarizes the Successor’s outstanding debt at April 2, 2011:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
ABL Facility	2014	3.6%	$253,211
Senior Secured Notes	2017	9.75	247,166
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 – 2022	7.1 – 14.0	14,159
Other	2011 – 2020	6.6 – 10.6	619

Total debt			715,155
Less—Current maturities			(407)

Long-term debt			$714,748

(1)	Interest rate for the ABL Facility is the weighted average interest rate at April 2, 2011.

ABL Facility

Our senior secured asset-backed revolving credit facility (“ABL Facility”) provides for a senior secured revolving credit facility of up to $450.0 million (of which up to $50.0 million may be utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. As of April 2, 2011, we had $253.2 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $188.7 million available for additional borrowings. Provided that no default or event of default is then existing or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline linder and issuing banks with respect to the lenders providing commitments for such increase. The facility matures on November 28, 2014.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 2, 2011, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Notes

On May 28, 2010, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75%. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued Senior Subordinated Notes due June 1, 2018 (“Senior Subordinated Notes”) in an aggregate principal amount of $200.0 million. The Senior Subordinated Notes bear interest at a fixed rate of 11.50% per annum. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of April 2, 2011, our total obligations as guarantor on these leases are approximately $4.3 million extending over eight years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $4.0 million as of April 2, 2011. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the quarter ended April 2, 2011, there have been no material changes to our critical accounting policies.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this guidance in full beginning with the interim period ended April 3, 2010, except for the gross presentation of Level 3 rollforward information which we adopted in the interim period ended April 2, 2011.

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

Our results of operations are exposed to changes in interest rates primarily with respect to our ABL Facility. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At April 2, 2011, we had $253.2 million outstanding under our ABL Facility, of which $178.2 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.8 million, based on the outstanding balance of the ABL Facility that has not been hedged at April 2, 2011.

On February 24, 2011, ATDI entered into two interest rate swap agreements (“Swaps”) used to hedge our exposure to changes in our variable interest rate debt. The aggregate notional amount of the Swaps is $75.0 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013. The counterparty to the Swaps is a major financial institution. We recognize all derivatives on the condensed consolidated balance sheet at their fair value as either assets or liabilities. The Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the Swaps are recognized in interest expense within the condensed consolidated statement of operations. The fair value of the Swaps was a liability of $0.2 million at April 2, 2011 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. See Note 9 in the Notes to the Condensed Consolidated Financial Statements for more information.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 2, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Date: May 11, 2011	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/S/ DAVID L. DYCKMAN
David L. Dyckman Director, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)