Form 10-Q
period 2011-07-02
American Tire Distributors Holdings, Inc.
filed 2011-08-11
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-124878

American Tire Distributors Holdings, Inc.

(Exact name of registrant as specified in its charter)

A Delaware Corporation	59-3796143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding at August 2, 2011: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

INDEX

				Page
PART I	FINANCIAL INFORMATION

	Item 1	-	Financial Statements

			Condensed Consolidated Balance Sheets - As of July 2, 2011 and January 1, 2011 for the Successor	3

			Condensed Consolidated Statements of Operations - For the quarter and six months ended July 2, 2011 and month ended July 3, 2010 for the Successor and the two and five months ended May 28, 2010 for the Predecessor	4

			Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) - For the six months ended July 2, 2011 for the Successor	5

			Condensed Consolidated Statements of Cash Flows - For the six months ended July 2, 2011 and month ended July 3, 2010 for the Successor and for the five months ended May 28, 2010 for the Predecessor	6

			Notes to Condensed Consolidated Financial Statements	7

	Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	45

	Item 4	-	Controls and Procedures	45

PART II	OTHER INFORMATION

	Item 1	-	Legal Proceedings	46

	Item 1A	-	Risk Factors	46

	Item 6	-	Exhibits	46

	SIGNATURES			47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor
In thousands, except share amounts	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,248	$11,971
Restricted cash	5,250	250
Accounts receivable, net	277,424	213,928
Inventories	684,421	466,433
Deferred income taxes	14,423	13,839
Income tax receivable	9,646	9,646
Assets held for sale	5,820	203
Other current assets	13,241	11,488

Total current assets	1,029,473	727,758

Property and equipment, net	87,736	89,553
Goodwill	456,992	431,065
Other intangible assets, net	767,662	754,387
Other assets	59,032	54,585

Total assets	$2,400,895	$2,057,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543,682	$430,979
Accrued expenses	37,695	25,791
Current maturities of long-term debt	224	656

Total current liabilities	581,601	457,426

Long-term debt	867,847	651,888
Deferred income taxes	288,363	283,169
Other liabilities	12,086	13,419
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	689,223	687,537
Accumulated (deficit) earnings	(38,378)	(36,312)
Accumulated other comprehensive income (loss)	153	221

Total stockholders’ equity	650,998	651,446

Total liabilities and stockholders’ equity	$2,400,895	$2,057,348

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor			Predecessor
In thousands	Quarter Ended July 2, 2011	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Two Months Ended May 28, 2010	Five Months Ended May 28, 2010
Net sales	$762,487	$1,403,309	$238,279	$375,303	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	629,464	1,162,421	233,146	310,572	775,678
Selling, general and administrative expenses	108,836	208,379	31,723	52,547	135,146
Transaction expenses	585	1,647	235	40,526	42,608

Operating income (loss)	23,602	30,862	(26,825)	(28,342)	(18,507)
Other income (expense):
Interest expense	(16,998)	(33,525)	(5,279)	(19,639)	(32,669)
Other, net	(594)	(869)	(239)	102	(127)

Income (loss) from operations before income taxes	6,010	(3,532)	(32,343)	(47,879)	(51,303)
Income tax provision (benefit)	2,540	(1,466)	(14,718)	(13,688)	(15,227)

Net income (loss)	$3,470	$(2,066)	$(17,625)	$(34,191)	$(36,076)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

						Accumulated
	Total			Additional	Accumulated	Other
	Stockholders’	Common Stock		Paid-In	Earnings	Comprehensive	Comprehensive
In thousands, except share amounts	Equity	Shares	Amount	Capital	(Deficit)	(Loss) Income	Income (Loss)
Successor balance, January 1, 2011	$651,446	1,000	$—	$687,537	$(36,312)	$221
Net income (loss)	(2,066)	—	—	—	(2,066)	—	$(2,066)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	(68)	—	—	—	—	(68)	(68)

Total comprehensive income (loss)							$(2,134)

Equity contributions	500	—	—	500	—	—
Stock-based compensation expense	1,186	—	—	1,186	—	—

Successor balance, July 2, 2011	$650,998	1,000	$—	$689,223	$(38,378)	$153

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
In thousands	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Five Months Ended May 28, 2010
Cash flows from operating activities:
Net income (loss)	$(2,066)	$(17,625)	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	37,924	5,777	14,707
Amortization of other assets	2,327	431	9,983
Benefit for deferred income taxes	(12,010)	(21,042)	(3,846)
Accretion of 8% cumulative preferred stock	—	—	2,537
Accrued dividends on 8% cumulative preferred stock	—	—	966
Provision for doubtful accounts	1,293	264	608
Inventory step-up amortization	—	38,218	—
Stock-based compensation	1,186	—	5,892
Other, net	1,045	(22)	2,357
Change in operating assets and liabilities:
Accounts receivable	(55,047)	(16,356)	(19,280)
Inventories	(195,189)	(10,635)	(37,751)
Income tax receivable	—	348	(8,263)
Other current assets	(1,410)	(90)	972
Accounts payable and accrued expenses	97,385	(18,045)	96,375
Other, net	(1,554)	(16,387)	(1,075)

Net cash provided by (used in) operating activities	(126,116)	(55,164)	28,106

Cash flows from investing activities:
Acquisitions, net of cash acquired	(62,416)	—	—
Purchase of property and equipment	(9,998)	(1,871)	(6,424)
Purchase of assets held for sale	(1,934)	(606)	(1,498)
Proceeds from sale of property and equipment	34	3	214
Proceeds from sale of assets held for sale	1,028	563	185

Net cash provided by (used in) investing activities	(73,286)	(1,911)	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,364,254	819,434	828,727
Repayments of revolving credit facility	(1,148,726)	(792,075)	(822,005)
Outstanding checks	(2,338)	(2,451)	(15,369)
Payments of other long-term debt	(631)	(193)	(721)
Payments of deferred financing costs	(5,880)	(24,958)	—
Payment for termination of interest rate swap agreements	—	(2,804)	—
Payment of seller fees on behalf of Buyer	—	(16,792)	—
8% cumulative preferred stock redemption	—	(30,102)	—
Proceeds from issuance of long-term debt	—	446,900	—
Payments of Predecessor senior notes	—	(340,131)	(6,263)

Net cash provided by (used in) financing activities	206,679	56,828	(15,631)

Net increase (decrease) in cash and cash equivalents	7,277	(247)	4,952
Cash and cash equivalents - beginning of period	11,971	12,242	7,290

Cash and cash equivalents - end of period	$19,248	$11,995	$12,242

Supplemental disclosures of cash flow information:
Cash payments for interest	$31,151	$796	$26,188
Cash payments for taxes, net	$951	$3	$1,122

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter and six months ended July 2, 2011 for the Successor contain operating results for 13 weeks and 26 weeks, respectively. The month ended July 3, 2010 for the Successor contains operating results for 5 weeks. The two months and five months ended May 28, 2010 for the Predecessor contain operating results for 8 weeks and 21 weeks, respectively.

3.	Acquisitions:

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

The following unaudited pro forma supplementary data for the two months and five months ended May 28, 2010 gives effect to the Merger as if it had occurred on January 3, 2010 (the first day of the Company’s 2010 fiscal year).

	Pro Forma
In thousands	Two Months Ended May 28, 2010	Five Months Ended May 28, 2010
Net sales	$375,303	$934,925
Net (loss) income	(8,737)	(17,505)

The pro forma supplementary data for the two months and five months ended May 28, 2010 includes $6.4 million and $15.9 million, respectively as an adjustment to historical amortization expense as a result of the valuation of $531.4 million allocated to amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. In addition, the Company has included a reduction in non-recurring transaction expenses related to the Merger of $40.2 million in both the two month and five month periods ended May 28, 2010.

The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Merger been consummated on the date assumed and does not project the Company’s results of operations for any future date.

Acquisition of North Central Tire

On April 15, 2011, the Company entered into a Stock Purchase Agreement with the Bowlus Service Company d/b/a North Central Tire (“NCT”) to acquire 100% of the outstanding capital stock of NCT. NCT owned and operated three distribution centers in Canton, Ohio, Cincinnati, Ohio and Rochester, New York, serving over 2,700 customers. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of NCT is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

The transaction was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of acquisition. The Company anticipates completing its purchase price allocations by fiscal year end as certain information regarding fair value allocations become more readily available. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $38.2 million. The excess of the purchase price over the preliminary amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $25.8 million. The premium in the purchase price paid for the acquisition of NCT reflects the anticipated realization of significant operational and cost synergies in addition to the expansion of our broad product line in the markets served. The purchase of NCT will expand the Company’s market position in Ohio and Western New York.

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

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At July 2, 2011, assets held for sale totaled $5.8 million, of which $0.8 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

During the first quarter of 2011, the Company classified a distribution center and former headquarters for Am-Pac Tire Dist., Inc. located in Simi Valley, CA as held for sale. The building had a fair value of $5.0 million and was previously used as a warehouse within the Company’s distribution operations. The distribution operations have been consolidated into other ATDI facilities that are currently being leased. The Company is actively marketing this property and anticipates that the property will be sold within a twelve-month period from the date in which it was classified as held for sale.

6.	Goodwill:

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, January 1, 2011	$431,065
Acquisitions	25,801
Purchase accounting adjustments	126

Balance, July 2, 2011	$456,992

At July 2, 2011, the Company has recorded goodwill of $457.0 million, of which approximately $21 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. In addition, the Company completed the purchase of substantially all of the assets of Lisac’s of Washington, Inc and 100% of the capital stock of Tire Wholesalers, Inc. during 2010. The aggregate purchase price of these two businesses was funded through the Company’s ABL facility. As a result of the acquisition, the Company recorded $0.9 million as goodwill.

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of acquisition. As a result, the Company initially recorded $25.8 million as goodwill and expects to finalize all fair value adjustments in the fourth quarter. See Note 3 for additional information.

7.	Intangible Assets:

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at July 2, 2011 and January 1, 2011:

In thousands	July 2, 2011	January 1, 2011
Customer list	$572,209	$533,998
Noncompete agreement	5,566	365
Tradenames	3,168	3,168

Total gross finite-lived intangible assets	580,943	537,531
Accumulated amortization	(63,174)	(33,037)

Total net finite-lived intangible assets	517,769	504,494
Tradenames (indefinite-lived)	249,893	249,893

Total	$767,662	$754,387

Intangible asset amortization expense was $15.4 million and $30.1 million for the quarter and six months ended July 2, 2011, respectively. As a result of the acquisition of NCT on April 29, 2011, the Company allocated $38.2 million to an indefinite lived intangible assets associated with a customer list. The intangible asset has a useful life of 19 years and contributed $0.6 million to amortization expense since the acquisition. In addition, the Company allocated $5.2 million to a noncompete agreement.

Estimated amortization expense on existing intangible assets is expected to approximate $32 million for the remaining six months in 2011 and approximately $63 million in 2012, $60 million in 2013, $57 million in 2014 and $48 million in 2015. The Successor recorded $4.8 million of intangible asset amortization expense for the month ended July 3, 2010. The Predecessor recorded $3.0 million and $7.7 million of intangible asset amortization expense for the two months and five months ended May 28, 2010.

8.	Long-term Debt:

The following table presents the Company’s long-term debt at July 2, 2011 and at January 1, 2011:

In thousands	July 2, 2011	January 1, 2011
ABL Facility	$405,799	$190,271
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	247,250	247,084
Capital lease obligations	14,131	14,290
Other	891	899

Total debt	868,071	652,544
Less - Current maturities	(224)	(656)

Long-term debt	$867,847	$651,888

The fair value of the Successor’s long-term senior notes was $480.4 million at July 2, 2011 and $470.6 million at January 1, 2011. The fair value of the long-term senior notes was primarily based upon quoted market values.

ABL Facility

In connection with the acquisition of Holdings on May 28, 2010, ATDI entered into the Fifth Amended and Restated Credit Agreement, as subsequently amended (“ABL Facility”). The agreement provided for a senior secured asset-backed revolving credit facility of up to $450.0 million (of which up to $50.0 million could have been utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. Provided that no default or event of default was then existing or would arise therefrom, the Company had the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to mature on November 28, 2014.

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At July 2, 2011, the Company had $405.8 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $199.6 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25%. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of July 2, 2011, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On February 24, 2011, the Company entered into two interest rate swap agreements (“2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $75.0 million, of which $25.0 million is at a fixed interest rate of 0.585% and will expire in February 2012 and $50.0 million is at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to the 2011 Swaps is a major financial institution. The Company recognizes all derivatives on the condensed consolidated balance sheet at their fair value as either assets or liabilities. The 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the 2011 Swaps are recognized in the condensed consolidated statement of operations.

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheet as of July 2, 2011 and January 1, 2011:

		Liability Derivatives
	Balance Sheet	July 2,	January 1,
In thousands	Location	2011	2011
Derivatives not designated as hedges:
2011 swap - $25 million notional	Accrued expenses	$49	$—
2011 swap - $50 million notional	Accrued expenses	505	—

Total		$554	$—

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of operations for the Successor and the Predecessor periods was as follows:

	Gain (Loss) Recognized in Interest Expense
	Successor			Predecessor
In thousands	Quarter Ended July 2, 2011	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Two Months Ended May 28, 2010	Five Months Ended May 28, 2010
Derivatives not designated as hedges:
2011 swap - $25 million notional	$26	$49	$—	$—	$—
2011 swap - $50 million notional	377	505	—	—	—
2009 swap - $100 million notional	—	—	—	194	(68)

Total	$403	$554	$—	$194	$(68)

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

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 Inputs - Inputs based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 Inputs - Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 Inputs - Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

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

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of July 2, 2011:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,382	$2,382	$—	$—

Total	$2,382	$2,382	$—	$—

Liabilities:
Derivative instruments	$554	$—	$554	$—

Total	$554	$—	$554	$—

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•

Benefit trust assets – These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•

Derivative instruments - These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at July 2, 2011 are the same as those used at January 1, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

11.	Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718 - Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

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

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - January 1, 2011	44,448,000	$1.00
Granted	1,900,000	1.00
Cancelled	(648,000)	1.00

Outstanding - July 2, 2011	45,700,000	$1.00

Exercisable - July 2, 2011	8,640,000	$1.00

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

The weighted average fair value of the stock options granted during the six months ending July 2, 2011 was $0.44 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

Risk-free interest rate	2.41%
Dividend yield	—
Expected life	6.4 years
Volatility	40.75%

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

The following table summarizes RSU activity under the 2010 RSU Plan for the six months ending July 2, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested - January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Vested	—	—
Cancelled	—	—

Outstanding and unvested - July 2, 2011	250,000	$1.00

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

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of operations. The following table summarizes the expense recognized:

	Successor			Predecessor
In thousands	Quarter Ended July 2, 2011	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Two Months Ended May 28, 2010	Five Months Ended May 28, 2010
Stock Options	$540	$1,134	$—	$18	$5,892
Restricted Stock Units	31	52	—	—	—

Total	$571	$1,186	$—	$18	$5,892

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

The effective tax rate for the quarter and six months ended July 2, 2011 and month ended July 3, 2010 for the Successor and the two months and five months ended May 28, 2010 for the Predecessor are based on an annual estimated effective tax rate which takes into account year-to-date amounts and projected results for the full year. The effective tax rate of 42.3% and 41.5% for the Successor quarter and six months ended July 2, 2011, respectively, is higher than the Company’s statutory tax rate primarily due to higher state income taxes, a result based on the Company’s legal entity tax structure. The final effective tax rate for fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

At July 2, 2011, the Company has a net deferred tax liability of $273.9 million, of which, $14.4 million was recorded as a current deferred tax asset. As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses and transaction expenses. These included an acquired non-current deferred tax asset of $11.7 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.3%. In addition, the Company also has an income tax receivable of $9.6 million at July 2, 2011, which primarily relates to deductions that can be carried back two years for federal and state income tax purposes.

At July 2, 2011, the Successor had unrecognized tax benefits of $2.1 million, of which $0.7 million is included within accrued expenses and $1.4 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Successor’s effective tax rate is $1.7 million as of July 2, 2011. In addition, $0.4 million related to temporary timing differences. During the six months ended July 2, 2011, the Company reduced its tax positions by $0.1 million related to the current year.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of July 2, 2011, the Company’s total obligations, as guarantor on these leases, are approximately $4.1 million extending over eight years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $3.8 million. A provision has been made for the net present value of the estimated shortfall.

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

As a result of the Merger on May 28, 2010, the Company repurchased and cancelled all of the Predecessor’s outstanding 10.75% Senior Notes, Floating Rate Notes, and 13% Senior Discount Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac Tire Dist., Inc. (“Am-Pac”), Tire Wholesalers and NCT. ATDI, Am-Pac, Tire Wholesalers, and NCT are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility.

Accordingly, the Company updated the guarantor structure as of May 28, 2010 which resulted in the following column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac, Tire Wholesalers and NCT) and

•	Non-Guarantor Subsidiary (Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac, Tire Wholesalers, NCT and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. As a result of the Merger, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure.

The condensed consolidating financial information for the Company is as follows:

In thousands	Successor As of July 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,464	$7,111	$673	$—	$19,248
Restricted cash	—	250	5,000	—	—	5,250
Accounts receivable, net	—	268,011	9,407	6	—	277,424
Inventories	—	660,670	23,751	—	—	684,421
Assets held for sale	—	5,802	18	—	—	5,820
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	69,918	—	—	(69,918)	—
Other current assets	—	24,335	2,952	377	—	27,664

Total current assets	—	1,050,096	48,239	1,056	(69,918)	1,029,473

Property and equipment, net	—	85,660	2,058	18	—	87,736
Goodwill and other intangible assets, net	448,080	704,909	70,462	1,203	—	1,224,654
Investment in subsidiaries	247,192	58,327	—	—	(305,519)	—
Other assets	8,892	50,096	44	—	—	59,032

Total assets	$704,164	$1,949,088	$120,803	$2,277	$(375,437)	$2,400,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$516,855	$27,217	$(390)	$—	$543,682
Accrued expenses	—	36,920	775	—	—	37,695
Current maturities of long-term debt	—	202	22	—	—	224
Intercompany payables	53,166	—	9,902	6,850	(69,918)	—

Total current liabilities	53,166	553,977	37,916	6,460	(69,918)	581,601

Long-term debt	—	867,366	481	—	—	867,847
Deferred income taxes	—	268,723	17,559	2,081	—	288,363
Other liabilities	—	11,830	256	—	—	12,086
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	689,223	4,795	—	—	(4,795)	689,223
Accumulated deficit	(38,378)	(38,378)	(344)	(6,264)	44,986	(38,378)
Accumulated other comprehensive income (loss)	153	153	—	—	(153)	153

Total stockholders’ equity	650,998	247,192	64,591	(6,264)	(305,519)	650,998

Total liabilities and stockholders’ equity	$704,164	$1,949,088	$120,803	$2,277	$(375,437)	$2,400,895

In thousands	Successor As of January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,304	$132	$535	$—	$11,971
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	214,547	673	(1,292)	—	213,928
Inventories	—	465,350	1,083	—	—	466,433
Assets held for sale	—	203	—	—	—	203
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	942	56,490	—	(57,432)	—
Other current assets	—	19,427	5,132	768	—	25,327

Total current assets	—	721,669	63,510	11	(57,432)	727,758

Property and equipment, net	—	83,743	5,790	20	—	89,553
Goodwill and other intangible assets, net	448,080	733,933	2,099	1,340	—	1,185,452
Investment in subsidiaries	248,140	61,053	—	—	(309,193)	—
Other assets	8,391	46,192	2	—	—	54,585

Total assets	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$428,686	$3,979	$(1,686)	$—	$430,979
Accrued expenses	—	24,351	1,440	—	—	25,791
Current maturities of long-term debt	—	641	15	—	—	656
Intercompany payables	53,165	—	—	4,267	(57,432)	—

Total current liabilities	53,165	453,678	5,434	2,581	(57,432)	457,426

Long-term debt	—	651,849	39	—	—	651,888
Deferred income taxes	—	280,501	587	2,081	—	283,169
Other liabilities	—	12,422	997	—	—	13,419
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	687,537	3,609	—	—	(3,609)	687,537
Accumulated deficit	(36,312)	(36,312)	(591)	(3,291)	40,194	(36,312)
Accumulated other comprehensive income (loss)	221	221	—	—	(221)	221

Total stockholders’ equity	651,446	248,140	64,344	(3,291)	(309,193)	651,446

Total liabilities and stockholders’ equity	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Condensed consolidating statements of operations for the quarter ended July 2, 2011 and month ended July 3, 2010 for the Successor and the two months ended May 28, 2010 for the Predecessor are as follows:

In thousands	Successor For the Quarter Ended July 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$743,177	$20,198	$(888)	$—	$762,487
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	612,314	17,139	11	—	629,464
Selling, general and administrative expenses	—	104,375	2,912	1,549	—	108,836
Transaction expenses	—	585	—	—	—	585

Operating income (loss)	—	25,903	147	(2,448)	—	23,602
Other (expense) income:
Interest expense	—	(16,998)	—	—	—	(16,998)
Other, net	—	(593)	(1)	—	—	(594)
Equity earnings of subsidiaries	3,470	(1,358)	—	—	(2,112)	—

Income (loss) from operations before income taxes	3,470	6,954	146	(2,448)	(2,112)	6,010
Income tax provision (benefit)	—	3,484	60	(1,004)	—	2,540

Net income (loss)	$3,470	$3,470	$86	$(1,444)	$(2,112)	$3,470

In thousands	Successor For the Month Ended July 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$238,403	$(14)	$(110)	$—	$238,279
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	233,144	—	2	—	233,146
Selling, general and administrative expenses	—	30,781	130	812	—	31,723
Transaction expenses	—	235	—	—	—	235

Operating income (loss)	—	(25,757)	(144)	(924)	—	(26,825)
Other (expense) income:
Interest expense	—	(5,279)	—	—	—	(5,279)
Other, net	—	(238)	(3)	2	—	(239)
Equity earnings of subsidiaries	(17,625)	(582)	—	—	18,207	—

Income (loss) from operations before income taxes	(17,625)	(31,856)	(147)	(922)	18,207	(32,343)
Income tax provision (benefit)	—	(14,231)	(67)	(420)	—	(14,718)

Net income (loss)	$(17,625)	$(17,625)	$(80)	$(502)	$18,207	$(17,625)

	Predecessor
In thousands	For the Two Months Ended May 28, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$375,466	$(9)	$(154)	$—	$375,303
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	310,566	—	6	—	310,572
Selling, general and administrative expenses	17	50,086	1,690	754	—	52,547
Transaction expenses	—	40,526	—	—	—	40,526

Operating income (loss)	(17)	(25,712)	(1,699)	(914)	—	(28,342)
Other (expense) income:
Interest expense	(5,134)	(14,505)	—	—	—	(19,639)
Other, net	—	133	(35)	4	—	102
Equity earnings of subsidiaries	(29,297)	(2,418)	—	—	31,715	—

Income (loss) from operations before income taxes	(34,448)	(42,502)	(1,734)	(910)	31,715	(47,879)
Income tax provision (benefit)	(257)	(13,205)	(281)	55	—	(13,688)

Net income (loss)	$(34,191)	$(29,297)	$(1,453)	$(965)	$31,715	$(34,191)

Condensed consolidating statements of operations for the six months ended July 2, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Six Months Ended July 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,383,826	$20,684	$(1,201)	$—	$1,403,309
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,144,982	17,422	17	—	1,162,421
Selling, general and administrative expenses	—	201,674	2,838	3,867	—	208,379
Transaction expenses	—	1,647	—	—	—	1,647

Operating income (loss)	—	35,523	424	(5,085)	—	30,862
Other (expense) income:
Interest expense	—	(33,525)	—	—	—	(33,525)
Other, net	—	(870)	(1)	2	—	(869)
Equity earnings of subsidiaries	(2,066)	(2,726)	—	—	4,792	—

Income (loss) from operations before income taxes	(2,066)	(1,598)	423	(5,083)	4,792	(3,532)
Income tax provision (benefit)	—	468	176	(2,110)	—	(1,466)

Net income (loss)	$(2,066)	$(2,066)	$247	$(2,973)	$4,792	$(2,066)

	Predecessor
In thousands	For the Five Months Ended May 28, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$935,400	$39	$(514)	$—	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	775,671	(2)	9	—	775,678
Selling, general and administrative expenses	5,892	123,483	3,230	2,541	—	135,146
Transaction expenses	—	42,608	—	—	—	42,608

Operating income (loss)	(5,892)	(6,362)	(3,189)	(3,064)	—	(18,507)
Other (expense) income:
Interest expense	(7,588)	(25,081)	—	—	—	(32,669)
Other, net	—	(77)	(67)	17	—	(127)
Equity earnings of subsidiaries	(26,597)	(4,432)	—	—	31,029	—

Income (loss) from operations before income taxes	(40,077)	(35,952)	(3,256)	(3,047)	31,029	(51,303)
Income tax provision (benefit)	(4,001)	(9,355)	(966)	(905)	—	(15,227)

Net income (loss)	$(36,076)	$(26,597)	$(2,290)	$(2,142)	$31,029	$(36,076)

Condensed consolidating statements of cash flows for the six months ended July 2, 2011 and month ended July 3, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

In thousands	Successor For the Six Months Ended July 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(131,592)	$5,338	$138	$—	$(126,116)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(64,086)	1,670			(62,416)
Purchase of property and equipment	—	(9,998)	—	—	—	(9,998)
Purchase of assets held for sale	—	(1,916)	(18)	—	—	(1,934)
Proceeds from sale of property and equipment	—	29	5	—	—	34
Proceeds from disposal of assets held for sale	—	1,028	—	—	—	1,028

Net cash provided by (used in) investing activities	—	(74,943)	1,657	—	—	(73,286)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,364,254	—	—	—	1,364,254
Repayments of revolving credit facility	—	(1,148,726)	—	—	—	(1,148,726)
Outstanding checks	—	(2,338)	—	—	—	(2,338)
Payments of deferred financing cost		(5,880)	—			(5,880)
Payments of other long-term debt	—	(615)	(16)	—	—	(631)

Net cash provided by (used in) financing activities	—	206,695	(16)	—	—	206,679

Net increase (decrease) in cash and cash equivalents	—	160	6,979	138	—	7,277
Cash and cash equivalents - beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents - end of period	$—	$11,464	$7,111	$673	$—	$19,248

In thousands	Successor For the Month Ended July 3, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(54,840)	$(333)	$9	$—	$(55,164)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,871)	—	—	—	(1,871)
Purchase of assets held for sale	—	(606)	—	—	—	(606)
Proceeds from sale of property and equipment	—	3	—	—	—	3
Proceeds from disposal of assets held for sale	—	563	—	—	—	563

Net cash provided by (used in) investing activities	—	(1,911)	—	—	—	(1,911)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	819,434	—	—	—	819,434
Repayments of revolving credit facility	—	(792,075)	—	—	—	(792,075)
Outstanding checks	—	(2,451)	—	—	—	(2,451)
Payments of other long-term debt	—	(193)	—	—	—	(193)
Payments of deferred financing costs	—	(24,958)	—	—	—	(24,958)
Payments for termination of interest rate swap agreements	—	(2,804)	—	—	—	(2,804)
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—	—	(16,792)
8% cumulative preferred stock redemption	—	(30,102)	—	—	—	(30,102)
Payments of predecessor senior notes	—	(340,131)	—	—	—	(340,131)
Proceeds from issuance of long-term debt	—	446,900	—	—	—	446,900

Net cash provided by (used in) financing activities	—	56,828	—	—	—	56,828

Net increase (decrease) in cash and cash equivalents	—	77	(333)	9	—	(247)
Cash and cash equivalents - beginning of period	—	11,562	333	347	—	12,242

Cash and cash equivalents - end of period	$—	$11,639	$—	$356	$—	$11,995

In thousands	Predecessor For the Five Months Ended May 28, 2010
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operations	$6,263	$21,901	$(155)	$97	$—	$28,106

Cash flows from investing activities:
Purchase of property and equipment	—	(6,424)	—	—	—	(6,424)
Purchase of assets held for sale	—	(1,498)	—	—	—	(1,498)
Proceeds from sale of property and equipment	—	194	20	—	—	214
Proceeds from disposal of assets held for sale	—	185	—	—	—	185

Net cash (used in) provided by investing activities	—	(7,543)	20	—	—	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	828,727	—	—	—	828,727
Repayments of revolving credit facility	—	(822,005)	—	—	—	(822,005)
Outstanding checks	—	(15,369)	—	—	—	(15,369)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)
Payments of other long-term debt	—	(715)	(6)	—	—	(721)

Net cash provided by (used in) financing activities	(6,263)	(9,362)	(6)	—	—	(15,631)

Net increase (decrease) in cash and cash equivalents	—	4,996	(141)	97	—	4,952
Cash and cash equivalents - beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents - end of period	$—	$11,562	$333	$347	$—	$12,242

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 97 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 50,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 9%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.0%, respectively, of our net sales in fiscal 2010.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear, and Michelin — as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of these and many other tire manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 82.5% of our total net sales for the quarter ended July 2, 2011. The remainder of net sales is primarily derived from other tire sales (13.9%), custom wheels (2.2%), and tire supplies, tools and other products (1.4%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

The economic environment has been showing signs of stabilization. We experienced modest year-over-year unit volume growth in 2010 as well as in the first half of 2011, which reflects an economy slowly reemerging from the severe economic downturn. The return to established driving habits and longer vehicle life has led to moderate growth in the U.S. replacement tire market compared with prior years. However, the price of oil and related fuel prices continues to be volatile and high, potentially affecting miles driven.

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

Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the acquirer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of our common stock has been pushed down from TPG to us. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Recent Developments

In the first six months of 2011, we continued to execute on our plans to expand our distribution services into new domestic geographic markets. During this time, and including the first week of July 2011, we have opened new distribution centers in Seattle, WA, Chicago, IL, Detroit, MI, Cleveland, OH, Totowa, NJ, Philadelphia, PA and Boston, MA. In addition, we opened distribution centers in Cincinnati, OH and Indianapolis, IN during the second half of 2010. We will continue to evaluate additional domestic geographic markets during 2011 and beyond.

On April 15, 2011, we entered into a Stock Purchase Agreement with the Bowlus Service Company d/b/a North Central Tire (“NCT”) to acquire 100% of the outstanding capital stock of NCT. NCT owned and operated three distribution centers in Canton, OH, Cincinnati, OH and Rochester, NY, serving over 2,700 customers. The acquisition was completed on April 29, 2011 and was funded through our ABL Facility. The purchase of NCT will significantly strengthen our market position in Ohio and Western New York.

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase.

On February 24, 2011, ATDI entered into two interest rate swap agreements (“2011 Swaps”) used to hedge our exposure to changes in our variable interest rate debt. The aggregate notional amount of the 2011 Swaps is $75.0 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013. The counterparty to the 2011 Swaps is a major financial institution. We recognize all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. The 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the 2011 Swaps are recorded as adjustments to interest expense in the condensed consolidated statement of operations.

On December 10, 2010, we completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) pursuant to the terms of an Asset Purchase Agreement dated as of December 10, 2010 and 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”) pursuant to a Stock Purchase Agreement dated as of December 10, 2010. Tire Wholesalers operated one distribution center in Kent, WA, which serviced over 750 customers in the area and Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area. The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through our ABL Facility. The purchase of Lisac’s and Tire Wholesalers significantly expanded our position in the Northwestern United States.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter and six months ended July 2, 2011 for the Successor contain operating results for 13 weeks and 26 weeks, respectively. The month ended July 3, 2010 for the Successor contains operating results for 5 weeks. The two months and five months ended May 28, 2010 for the Predecessor contain operating results for 8 weeks and 21 weeks, respectively.

Quarter Ended July 2, 2011 for the Successor Compared to Month Ended July 3, 2010 for the Successor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the quarter ended July 2, 2011 for the Successor are compared and discussed in relation to the month ended July 3, 2010 for the Successor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor	Period Over	Period Over	Percentage of Net Sales
	Quarter Ended	Month Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	July 2, 2011	July 3, 2010	Favorable (unfavorable)	Favorable (unfavorable)	July 2, 2011	July 3, 2010
Net sales	$762,487	$238,279	$524,208	220.0%	100.0%	100.0%
Cost of goods sold	629,464	233,146	(396,318)	-170.0%	82.6%	97.8%
Selling, general and administrative expenses	108,836	31,723	(77,113)	-243.1%	14.3%	13.3%
Transaction expenses	585	235	(350)	-148.9%	0.1%	0.1%

Operating income (loss)	23,602	(26,825)	50,427	188.0%	3.1%	-11.3%
Other income (expense):
Interest expense	(16,998)	(5,279)	(11,719)	-222.0%	-2.2%	-2.2%
Other, net	(594)	(239)	(355)	-148.5%	-0.1%	-0.1%

Income (loss) from operations before income taxes	6,010	(32,343)	38,353	118.6%	0.8%	-13.6%
Provision (benefit) for income taxes	2,540	(14,718)	(17,258)	-117.3%	0.3%	-6.2%

Net income (loss)	$3,470	$(17,625)	$21,095	119.7%	0.5%	-7.4%

Net Sales

Net sales for the quarter ended July 2, 2011 for the Successor increased 220.0%, or $524.2 million compared with the month ended July 3, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a three month period with a one month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 9.7%. The increase was driven primarily from our passing through tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $43.7 million during the second quarter of 2011. However, these increases were partially offset by lower equipment sales of $4.4 million during the quarter ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the quarter ended July 2, 2011 for the Successor increased 170.0%, or $396.3 million compared with the month ended July 3, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a three month period with a one month period. Cost of goods sold as a percentage of net sales was 82.6% and 97.8% for the quarter ended July 2, 2011 and the month ended July 3, 2010, respectively. The month ended July 3, 2010 includes $38.2 million related to the non-recurring amortization of the inventory step-up recorded in connection with the Merger. The charge had a 16.0 point impact on the cost of goods sold as a percentage of net sales. Other factors that contributed to the increase in cost of goods sold included higher net tire pricing resulting from manufacturer price increases, higher tire unit sales coupled with the incremental tire units sold through new distribution centers as well as the integration of our recent acquisitions. These increases, however, were partially offset by the reduction in equipment sales during the quarter ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended July 2, 2011 for the Successor increased 243.1%, or $77.1 million compared with the month ended July 3, 2010 for the Successor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a three month period with a one month period. As a percentage of net sales, selling, general and administrative expenses were 14.3% and 13.3% for the quarter ended July 2, 2011 and the month ended July 3, 2010, respectively. Factors that contributed to the percentage of net sales increase include higher salary and wages, increased incentive compensation expense, increased price per gallon of fuel, costs associated with opening new distribution centers and the integration of our recent acquisitions.

Transaction Expenses

Transaction expenses for the quarter ended July 2, 2011 for the Successor were $0.6 million. Amounts recorded primarily relate to acquisition related fees as well as costs incurred in connection with the amendment of our ABL Facility. During the month ended July 3, 2010, the Successor incurred transaction expenses of $0.2 million related to the Merger.

Interest Expense

Interest expense for the quarter ended July 2, 2011 for the Successor increased 222.0% or $11.7 million compared with the month ended July 3, 2010 for the Successor. The increase was primarily attributable to the comparison of operating results of a three month period with a one month period. During the quarter ended July 2, 2011, higher average debt levels on our ABL Facility were partially offset by lower associated interest rates. In addition, the quarter ended July 2, 2011 included $0.4 million associated with the fair value changes of the 2011 Swaps.

Provision (Benefit) for Income Taxes

Our income tax provision for the quarter ended July 2, 2011 for the Successor was $2.5 million, which was based on a pre-tax income of $6.0 million. Our income tax benefit for the month ended July 3, 2010 for the Successor was $14.7 million, which was based on a pre-tax loss of $32.3 million. Our effective tax rate for the quarter ended July 2, 2011 and the month ended July 3, 2010 were 42.3% and 45.5%, respectively. The decrease in the effective tax rate primarily relates to reductions in permanent timing differences in 2011 compared with 2010, including debt issuance costs incurred in connection with the Merger. The income tax provision recorded for the second quarter of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Quarter Ended July 2, 2011 for the Successor Compared to Two Months Ended May 28, 2010 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the quarter ended July 2, 2011 for the Successor are compared and discussed in relation to the two months ended May 28, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over	Period Over	Percentage of Net Sales
	Quarter Ended	Two Months Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	July 2, 2011	May 28, 2010	Favorable (unfavorable)	Favorable (unfavorable)	July 2, 2011	May 28, 2010
Net sales	$762,487	$375,303	$387,184	103.2%	100.0%	100.0%
Cost of goods sold	629,464	310,572	(318,892)	-102.7%	82.6%	82.8%
Selling, general and administrative expenses	108,836	52,547	(56,289)	-107.1%	14.3%	14.0%
Transaction expenses	585	40,526	39,941	98.6%	0.1%	10.8%

Operating income (loss)	23,602	(28,342)	51,944	183.3%	3.1%	-7.6%
Other income (expense):
Interest expense	(16,998)	(19,639)	2,641	13.4%	-2.2%	-5.2%
Other, net	(594)	102	(696)	-682.4%	-0.1%	0.0%

Income (loss) from operations before income taxes	6,010	(47,879)	53,889	112.6%	0.8%	-12.8%
Provision (benefit) for income taxes	2,540	(13,688)	(16,228)	-118.6%	0.3%	-3.6%

Net income (loss)	$3,470	$(34,191)	$37,661	110.1%	0.5%	-9.1%

Net Sales

Net sales for the quarter ended July 2, 2011 for the Successor increased 103.2%, or $387.2 million compared with the two months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a three month period with a two month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 13.1%. The increase was driven primarily from our passing through tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $43.7 million during the second quarter of 2011. However, these increases were partially offset by lower equipment sales of $7.2 million during the quarter ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the quarter ended July 2, 2011 for the Successor increased 102.7%, or $318.9 million compared with the two months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a three month period with a two month period. Higher tire unit sales attributable to the difference in the number of months in the comparable period coupled with the incremental tire units sold through our new distribution centers and the integration of our recent acquisitions contributed to the increase. In addition, we experienced higher net tire pricing as a result of tire manufacturer price increases. However, these increases were partially offset by a reduction in equipment sales during the quarter ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering. Cost of goods sold as a percentage of net sales decreased from 82.8% to 82.6% for the two months ended May 28, 2010 and the quarter ended July 2, 2011, respectively. This reduction primarily resulted from favorable inventory cost layers that were generated from our passing through tire manufacturer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended July 2, 2011 for the Successor increased 107.1%, or $56.3 million compared with the two months ended May 28, 2010 for the Predecessor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a three month period with a two month period. As a percentage of net sales, selling, general and administrative expenses were 14.3% and 14.0% for the quarter ended July 2, 2011 and the two months ended May 28, 2010, respectively. Increased amortization expense due to the revaluation of the customer list intangible assets established as part of both the Merger and our recent acquisitions was the primary driver of the increase to the percentage of net sales. Other contributing factors included increased price per gallon of fuel as well as additional costs associated with opening new distribution centers and the integration of our recent acquisitions.

Transaction Expenses

Transaction expenses for the quarter ended July 2, 2011 for the Successor were $0.6 million. Amounts recorded primarily relate to acquisition related fees as well as costs incurred in connection with the amendment of our ABL Facility. During the two months ended May 28, 2010, the Predecessor incurred transaction expenses of $40.5 million. These direct acquisition costs included investment banking, legal, accounting and other fees for professional services in connection with the Merger as well as certain financing fees that did not qualify for capitalization.

Interest Expense

Interest expense for the quarter ended July 2, 2011 for the Successor decreased 13.4% or $2.6 million compared with the two months ended May 28, 2010 for the Predecessor. The quarter ended July 2, 2011 was impacted by higher debt levels as well as slightly higher interest rates associated with the Successor’s senior debt obligations as compared with the Predecessor’s senior debt obligations. However, during the two months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.3 million.

Provision (Benefit) for Income Taxes

Our income tax provision for the quarter ended July 2, 2011 for the Successor was $2.5 million, which was based on a pre-tax income of $6.0 million. Our income tax benefit for the two months ended May 28, 2010 for the Predecessor was $13.7 million, which was based on a pre-tax loss of $47.9 million. Our effective tax rate for the quarter ended July 2, 2011 and the two months ended May 28, 2010 were 42.3% and 28.6%, respectively. The increase in the effective tax rate relates to a lower projected pre-tax income (loss) for 2011 as compared with the 2010 pre-tax loss level, which was primarily driven by transaction expenses related to the Merger. In addition, permanent tax differences for redeemable preferred stock extinguished in conjunction with the Merger, which are not deductable for income tax purposes, contributed to reducing the prior period rate. The income tax provision recorded for the second quarter of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Six Months Ended July 2, 2011 for the Successor Compared to Month Ended July 3, 2010 for the Successor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the six months ended July 2, 2011 for the Successor are compared and discussed in relation to the month ended July 3, 2010 for the Successor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor	Period Over	Period Over	Percentage of Net Sales
	Six Months Ended	Month Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	July 2, 2011	July 3, 2010	Favorable (unfavorable)	Favorable (unfavorable)	July 2, 2011	July 3, 2010
Net sales	$1,403,309	$238,279	$1,165,030	488.9%	100.0%	100.0%
Cost of goods sold	1,162,421	233,146	(929,275)	-398.6%	82.8%	97.8%
Selling, general and administrative expenses	208,379	31,723	(176,656)	-556.9%	14.8%	13.3%
Transaction expenses	1,647	235	(1,412)	-600.9%	0.1%	0.1%

Operating income (loss)	30,862	(26,825)	57,687	215.0%	2.2%	-11.3%
Other income (expense):
Interest expense	(33,525)	(5,279)	(28,246)	-535.1%	-2.4%	-2.2%
Other, net	(869)	(239)	(630)	-263.6%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(3,532)	(32,343)	28,811	89.1%	-0.3%	-13.6%
Provision (benefit) for income taxes	(1,466)	(14,718)	(13,252)	-90.0%	-0.1%	-6.2%

Net income (loss)	$(2,066)	$(17,625)	$15,559	88.3%	-0.1%	-7.4%

Net Sales

Net sales for the six months ended July 2, 2011 for the Successor increased 488.9%, or $1,165.0 million compared with the month ended July 3, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a six month period with a one month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 6.5%. The increase was driven primarily by manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $54.8 million during the six months ended July 2, 2011. However, these increases were partially offset by lower equipment sales of $4.4 million during the six months ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the six months ended July 2, 2011 for the Successor increased 398.6%, or $929.3 million compared with the month ended July 3, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a six month period with a one month period. Cost of goods sold as a percentage of net sales was 82.8% and 97.8% for the six months ended July 2, 2011 and the month ended July 3, 2010, respectively. The month ended July 3, 2010 includes $38.2 million related to the non-recurring amortization of the inventory step-up recorded in connection with the Merger. The charge had a 16.0 point impact on cost of goods sold as a percentage of net sales. Other factors that contributed to the increase in cost of goods sold included higher net tire pricing resulting from manufacturer price increases, higher tire unit sales coupled with the incremental tire units sold through new distribution centers as well as the integration of our recent acquisitions. However, the increases were partially offset by the reduction in net sales within our equipment product offering during the six months ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended July 2, 2011 for the Successor increased 556.9%, or $176.7 million compared with the month ended July 3, 2010 for the Successor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a six month period with a one month period. As a percentage of net sales, selling, general and administrative expenses were 14.8% and 13.3% for the six months ended July 2, 2011 and the month ended July 3, 2010, respectively. Factors that contributed to the percentage of net sales increase include higher salaries and wages, increased incentive compensation expense, increased price per gallon of fuel, costs associated with opening new distribution centers and the integration of our recent acquisitions.

Transaction Expenses

Transaction expenses for the six months ended July 2, 2011 for the Successor were $1.6 million. Amounts recorded relate to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. During the month ended July 3, 2010, the Successor incurred transaction expenses of $0.2 million related to the Merger.

Interest Expense

Interest expense for the six months ended July 2, 2011 for the Successor increased 535.1% or $28.2 million compared with the month ended July 3, 2010 for the Successor. The increase was primarily attributable to the comparison of operating results of a six month period with a one month period. During the six months ended July 2, 2011, higher average debt levels on our ABL Facility were partially offset by lower associated interest rates. In addition, the six months ended July 2, 2011 included $0.6 million associated with the fair value changes of the 2011 Swaps.

Provision (Benefit) for Income Taxes

Our income tax benefit for the six months ended July 2, 2011 for the Successor was $1.5 million, which was based on a pre-tax loss of $3.5 million. Our income tax benefit for the month ended July 3, 2010 for the Successor was $14.7 million, which was based on a pre-tax loss of $32.3 million. Our effective tax rate for the six months ended July 2, 2011 and the month ended July 3, 2010 were 41.5% and 45.5%, respectively. The decrease in the effective tax rate primarily relates to reductions in permanent timing differences in 2011 compared with 2010, including debt issuance costs incurred in connection with the Merger. The income tax benefit recorded for the first six months of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Six Months Ended July 2, 2011 for the Successor Compared to Five Months Ended May 28, 2010 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the six months ended July 2, 2011 for the Successor are compared and discussed in relation to the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over	Period Over	Percentage of Net Sales
	Six Months Ended	Five Months Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	July 2, 2011	May 28, 2010	Favorable (unfavorable)	Favorable (unfavorable)	July 2, 2011	May 28, 2010
Net sales	$1,403,309	$934,925	$468,384	50.1%	100.0%	100.0%
Cost of goods sold	1,162,421	775,678	(386,743)	-49.9%	82.8%	83.0%
Selling, general and administrative expenses	208,379	135,146	(73,233)	-54.2%	14.8%	14.5%
Transaction expenses	1,647	42,608	40,961	96.1%	0.1%	4.6%

Operating income (loss)	30,862	(18,507)	49,369	266.8%	2.2%	-2.0%
Other income (expense):
Interest expense	(33,525)	(32,669)	(856)	-2.6%	-2.4%	-3.5%
Other, net	(869)	(127)	(742)	-584.3%	-0.1%	0.0%

Income (loss) from operations before income taxes	(3,532)	(51,303)	47,771	93.1%	-0.3%	-5.5%
Provision (benefit) for income taxes	(1,466)	(15,227)	(13,761)	-90.4%	-0.1%	-1.6%

Net income (loss)	$(2,066)	$(36,076)	$34,010	94.3%	-0.1%	-3.9%

Net Sales

Net sales for the six months ended July 2, 2011 for the Successor increased 50.1%, or $468.4 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a six month period with a five month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable periods, passenger and light truck tire pricing increased by 12.0%. The increase was driven primarily by manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $54.8 million during the six months ended July 2, 2011. However, these increases were partially offset by lower equipment sales of $16.2 million during the six months ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the six months ended July 2, 2011 for the Successor increased 49.9%, or $386.7 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a six month period with a five month period. Higher tire unit sales attributable to the difference in the number of months in the comparable period coupled with the incremental tire units sold through our new distribution centers and the integration of our recent acquisitions contributed to the increase. In addition, we experienced higher net tire pricing as a result of tire manufacturer price increases. However, these increases were partially offset by a reduction in equipment sales during the six months ended July 2, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering. Cost of goods sold as a percentage of net sales decreased from 83.0% to 82.8% for the five months ended May 28, 2010 and the six months ended July 2, 2011, respectively. This reduction primarily resulted from favorable inventory cost layers that were generated from our passing through tire manufacturer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended July 2, 2011 for the Successor increased 54.2%, or $73.2 million compared with the five months ended May 28, 2010 for the Predecessor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a six month period with a five month period. As a percentage of net sales, selling, general and administrative expenses were 14.8% and 14.5% for the six months ended July 2, 2011 and the five months ended May 28, 2010, respectively. Increased amortization expense due to the revaluation of the customer list intangible assets established as part of both the Merger and our recent acquisitions was the primary driver of the increase to the percentage of net sales. Other contributing factors include higher salaries and wages, increased incentive compensation expense, increased price per gallon of fuel as well as additional costs associated with opening new distribution centers and the integration of our recent acquisitions. In addition, the five months ended May 28, 2010 includes $5.9 million of stock based compensation expense related to the discretionary vesting of certain previously unvested stock options.

Transaction Expenses

Transaction expenses for the six months ended July 2, 2011 for the Successor were $1.6 million. Amounts recorded relate to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. During the five months ended May 28, 2010, the Predecessor incurred transaction costs of $42.6 million. These direct acquisition costs included investment banking, legal, accounting and other fees for professional services in connection with the Merger as well as certain financing fees that did not qualify for capitalization. Also included in this amount was $2.4 million related to our now suspended public offering of our common stock.

Interest Expense

Interest expense for the six months ended July 2, 2011 for the Successor increased 2.6% or $0.9 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was primarily attributable to the comparison of operating results of a six month period with a five month period. The six months ended July 2, 2011 was impacted by higher debt levels as well as slightly higher interest rates associated with the Successor’s senior debt obligations as compared with the Predecessor’s senior debt obligations. However, during the five months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.3 million.

Provision (Benefit) for Income Taxes

Our income tax benefit for the six months ended July 2, 2011 for the Successor was $1.5 million, which was based on a pre-tax loss of $3.5 million. Our income tax benefit for the five months ended May 28, 2010 for the Predecessor was $15.2 million, which was based on a pre-tax loss of $51.3 million. Our effective tax rate for the six months ended July 2, 2011 and the five months ended May 28, 2010 were 41.5% and 29.7%, respectively. The increase in the effective tax rate relates to a lower projected pre-tax income (loss) for 2011 as compared with the 2010 pre-tax loss level, which was primarily driven by transaction expenses related to the Merger. In addition, permanent tax differences for redeemable preferred stock extinguished in conjunction with the Merger, which are not deductable for income tax purposes, contributed to reducing the prior period rate. The income tax benefit recorded for the first six months of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	July 2, 2011	January 1, 2011
Cash and cash equivalents	$19,248	$11,971
Working capital	447,872	270,332
Total debt	868,071	652,544
Total stockholders’ equity	650,998	651,446
Debt-to-capital ratio	57.1%	50.0%

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We expect our cash flow from operations, combined with availability under our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending during the next twelve month period. In addition, we expect our cash flow from operations and our availability under our newly amended ABL Facility, which now matures on June 6, 2016, to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending during the foreseeable future.

As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of July 2, 2011, our total indebtedness is $868.1 million. Our cash interest payments for the six months ended July 2, 2011 for the Successor, the month ended July 3, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor was $31.2 million, $0.8 million and $26.2 million, respectively. As of July 2, 2011, we have an additional $199.6 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, our cash flow results for the six months ended July 2, 2011 for the Successor are compared and discussed in relation to the month ended July 3, 2010 for the Successor as well as with the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the major categories of cash flows:

	Successor		Predecessor
In thousands	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Five Months Ended May 28, 2010
Cash provided by (used in) operating activities	$(126,116)	$(55,164)	$28,106
Cash provided by (used in) investing activities	(73,286)	(1,911)	(7,523)
Cash provided by (used in) financing activites	206,679	56,828	(15,631)

Net increase (decrease) in cash and cash equivalents	7,277	(247)	4,952
Cash and cash equivalents - beginning of period	11,971	12,242	7,290

Cash and cash equivalents - end of period	$19,248	$11,995	$12,242

Cash payments for interest	$31,151	$796	$26,188
Cash payments for taxes, net	$951	$3	$1,122

Operating Activities

Net cash used in operating activities for the six months ended July 2, 2011 for the Successor was $126.1 million. During the six months, working capital requirements for the Successor resulted in a cash outflow of $155.8 million, primarily driven by an increase in inventory of $195.2 million. The increase reflects our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the additional cost of stocking seven new distribution centers, the impact of manufacturer price increases on the replenishment of our inventory as well as the seasonal nature of our business. In addition, the combined impact of stocking new distribution centers and our recent acquisitions also contributed to the inventory increase. Also, higher sales volumes led to a $55.0 million increase to accounts receivable. However, these amounts were partially offset by a $97.4 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments and accrued interest on our senior notes, respectively.

Net cash used in operating activities for the month ended July 3, 2010 for the Successor was $55.2 million. During the month, working capital requirements for the Successor resulted in a cash outflow of $61.2 million. Accounts receivable and inventory increased $16.4 million and $10.6 million, respectively, as the increase in sales volume reflected the seasonal nature of our business. The decrease in accounts payable primarily resulted from the timing of vendor payments.

Net cash provided by operating activities for the five months ended May 28, 2010 for the Predecessor was $28.1 million. During the five months, working capital requirements for the Predecessor resulted in a cash inflow of $31.0 million. The increase, primarily driven by an increase in accounts payable and accrued expenses of $96.4 million, reflects the accrual for transaction costs associated with the Merger of $42.6 million as well as timing of vendor payments. These amounts were partially offset by an increase in accounts receivable and inventory as the increase in sales volume reflected the seasonal nature of our business.

Investing Activities

Net cash used in investing activities for the six months ended July 2, 2011 for the Successor was $73.3 million. During the six months, cash outflows for acquisitions totaled $62.4 million. In addition, we invested $10.0 million in property and equipment purchases, which included information technology upgrades, IT application development and warehouse racking. During the month ended July 3, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor, capital expenditures for property and equipment were $1.9 million and $6.4 million, respectively. The expenditures included information technology upgrades, IT application development and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the six months ended July 2, 2011 for the Successor was $206.7 million. The inflow was primarily related to higher net borrowings from our ABL Facility due to the increase in working capital requirements as well as cash paid for acquisitions. In addition, during the six months, we paid $5.9 million related to the amendment of our ABL Facility.

Net cash provided by financing activities for the month ended July 3, 2010 for the Successor was $56.8 million. The inflow was primarily related to the proceeds from the issuance of our Senior Secured Notes and our Senior Subordinated Notes. The

proceeds were partially offset by the repayment of our previously outstanding senior notes and redeemable preferred stock. Also contributing to the increase were higher net borrowings from our ABL Facility related to increased working capital requirements. However, they were more than offset by payments for transaction fees and deferred financing costs paid in connection with the Merger.

Net cash used in financing activities for the five months ended May 28, 2010 for the Predecessor was $15.6 million. The outflow primarily related to the timing of outstanding checks. In addition, higher borrowings from our ABL Facility were partially offset by a $6.3 million payment related to the Predecessor’s Senior Notes.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the six months ended July 2, 2011 for the Successor were $31.2 million, which included $23.7 million related to interest payments on our Senior Notes and $6.1 million related to our ABL Facility. Cash payments for the month ended July 3, 2010 for the Successor was $0.8 million. The increase is primarily related to the comparison of a six month period to a one month period. Cash payments for the five months ended May 28, 2010 was $26.2 million for the Predecessor, which included $1.8 million related to our ABL Facility as well as $20.9 million related to Senior Notes and $2.5 million related to our Swaps, both of which were cancelled in connection with the Merger. The increase primarily related to the comparison of a six month period with a five month period in addition to higher debt levels during the six months ended July 2, 2011.

Cash payments for taxes during the six months ended July 2, 2011 for the Successor were $1.0 million, compared with $0.0 million paid during the month ended July 3, 2010 for the Successor and compared with $1.1 million paid during the five months ended May 28, 2010 for the Predecessor. The differences between the periods primarily relate to the balance and timing of income tax extension payments.

Indebtedness

The following table summarizes the Successor’s outstanding debt at July 2, 2011:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
ABL Facility	2016	2.8%	$405,799
Senior Secured Notes	2017	9.75	247,250
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2022	7.1 - 14.0	14,131
Other	2011 - 2020	6.6 -10.6	891

Total debt			868,071
Less - Current maturities			(224)

Long-term debt			$867,847

(1)	Interest rate for the ABL Facility is the weighted average interest rate at July 2, 2011.

ABL Facility

In connection with the acquisition of Holdings on May 28, 2010, ATDI entered into the Fifth Amended and Restated Credit Agreement, as subsequently amended (“ABL Facility”). The agreement provided for a senior secured asset-backed revolving credit facility of up to $450.0 million (of which up to $50.0 million could have been utilized in the form of commercial and standby letters of credit), subject to borrowing base availability. Provided that no default or event of default was then existing or would arise therefrom, we had the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to mature on November 28, 2014.

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At July 2, 2011, we had $405.8 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $199.6 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25%. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of July 2, 2011, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

Adjusted EBITDA

We report our financial results in accordance with Generally Accepted Accounting Principles in the United States (GAAP). In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition and cash flow. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

	Successor			Predecessor
In thousands	Quarter Ended July 2, 2011	Six Months Ended July 2, 2011	Month Ended July 3, 2010	Two Months Ended May 28, 2010	Five Months Ended May 28, 2010
Net income (loss)	$3,470	$(2,066)	$(17,625)	$(34,191)	$(36,076)
Depreciation and amortization	19,407	37,924	5,777	5,914	14,707
Interest expense	16,998	33,525	5,279	19,639	32,669
Income tax provision (benefit)	2,540	(1,466)	(14,718)	(13,688)	(15,227)
Management fee	1,217	1,939	—	—	125
Incentive compensation	571	1,186	—	18	5,892
Transaction fees	585	1,647	235	40,526	42,608
Inventory step-up	—	—	38,218	—	—
Other	413	900	(37)	401	998

Adjusted EBITDA	$45,201	$73,589	$17,129	$18,619	$45,696

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of July 2, 2011, our total obligations as guarantor on these leases are approximately $4.1 million extending over eight years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $3.8 million as of July 2, 2011. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the six months ended July 2, 2011, there have been no material changes to our critical accounting policies.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently assessing the impact, if any, on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this guidance in full beginning with the interim period ended April 3, 2010, except for the gross presentation of Level 3 rollforward information which we adopted in the interim period ended April 2, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to our ABL Facility. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At July 2, 2011, we had $405.8 million outstanding under our ABL Facility, of which $330.8 million was not hedged by an interest rate swap agreement and was thus subject to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $3.3 million, based on the outstanding balance of the ABL Facility that has not been hedged at July 2, 2011.

On February 24, 2011, ATDI entered into two interest rate swap agreements (“Swaps”) used to hedge our exposure to changes in our variable interest rate debt. The aggregate notional amount of the Swaps is $75.0 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013. The counterparty to the Swaps is a major financial institution. We recognize all derivatives on the condensed consolidated balance sheet at their fair value as either assets or liabilities. The Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of the Swaps are recognized in interest expense within the condensed consolidated statement of operations. The fair value of the Swaps was a liability of $0.6 million at July 2, 2011 and is included in accrued expenses in the accompanying condensed consolidated balance sheets. See Note 9 in the Notes to the Condensed Consolidated Financial Statements for more information.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 2, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Item 1A. Risk Factors.

There have been no material changes to any risk factor disclosed in our most recently filed Annual Report on Form 10-K.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholder’s Equity and Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Director, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)