Form 10-Q
period 2011-10-01
American Tire Distributors Holdings, Inc.
filed 2011-11-10
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Number of common shares outstanding at November 2, 2011: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1 —	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets - As of October 1, 2011 and January 1, 2011 for the Successor	3

		Condensed Consolidated Statements of Operations - For the quarter and nine months ended October 1, 2011 and the quarter and four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor	4

		Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss) - For the nine months ended October 1, 2011 for the Successor	5

		Condensed Consolidated Statements of Cash Flows - For the nine months ended October 1, 2011 and four months ended October 2, 2010 for the Successor and for the five months ended May 28, 2010 for the Predecessor	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	43

	Item 4 —	Controls and Procedures	43

PART II	OTHER INFORMATION

	Item 1 —	Legal Proceedings	44

	Item 1A —	Risk Factors	44

	Item 6 —	Exhibits	44

	SIGNATURES		45

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor
In thousands, except share amounts	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,565	$11,971
Restricted cash	1,893	250
Accounts receivable, net	296,905	213,928
Inventories	698,108	466,433
Deferred income taxes	12,766	13,839
Income tax receivable	10,993	9,646
Assets held for sale	5,977	203
Other current assets	12,416	11,488

Total current assets	1,053,623	727,758

Property and equipment, net	92,259	89,553
Goodwill	456,702	431,065
Other intangible assets, net	752,625	754,387
Other assets	57,472	54,585

Total assets	$2,412,681	$2,057,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,189	$430,979
Accrued expenses	60,514	25,791
Current maturities of long-term debt	99	656

Total current liabilities	575,802	457,426

Long-term debt	888,430	651,888
Deferred income taxes	282,872	283,169
Other liabilities	11,999	13,419
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	690,485	687,537
Accumulated (deficit) earnings	(36,898)	(36,312)
Accumulated other comprehensive income (loss)	(9)	221

Total stockholders’ equity	653,578	651,446

Total liabilities and stockholders’ equity	$2,412,681	$2,057,348

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor				Predecessor
In thousands	Quarter Ended October 1, 2011	Nine Months Ended October 1, 2011	Quarter Ended October 2, 2010	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010
Net sales	$830,966	$2,234,275	$647,317	$885,596	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	697,854	1,860,275	557,113	790,259	775,678
Selling, general and administrative expenses	111,694	320,073	94,274	125,997	135,146
Transaction expenses	1,183	2,830	750	985	42,608

Operating income (loss)	20,235	51,097	(4,820)	(31,645)	(18,507)
Other income (expense):
Interest expense	(17,231)	(50,756)	(16,183)	(21,462)	(32,669)
Other, net	(434)	(1,303)	(243)	(482)	(127)

Income (loss) from operations before income taxes	2,570	(962)	(21,246)	(53,589)	(51,303)
Income tax provision (benefit)	1,090	(376)	(2,365)	(17,083)	(15,227)

Net income (loss)	$1,480	$(586)	$(18,881)	$(36,506)	$(36,076)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Unaudited)

In thousands, except share amounts	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)
		Shares	Amount
Successor balance, January 1, 2011	$651,446	1,000	$—	$687,537	$(36,312)	$221
Net income (loss)	(586)	—	—	—	(586)	—	$(586)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	(230)	—	—	—	—	(230)	(230)

Total comprehensive income (loss)							$(816)

Equity contributions	500	—	—	500	—	—
Repurchase of common stock	(200)	—	—	(200)	—	—
Stock-based compensation expense	2,648	—	—	2,648	—	—

Successor balance, October 1, 2011	$653,578	1,000	$—	$690,485	$(36,898)	$(9)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
In thousands	Nine Months Ended October 1, 2011	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010
Cash flows from operating activities:
Net income (loss)	$(586)	$(36,506)	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	57,799	23,057	14,707
Amortization of other assets	3,543	1,723	9,983
Benefit for deferred income taxes	(15,530)	(31,913)	(3,846)
Accretion of 8% cumulative preferred stock	—	—	2,537
Accrued dividends on 8% cumulative preferred stock	—	—	966
Provision for doubtful accounts	1,653	1,059	608
Inventory step-up amortization	—	58,797	—
Stock-based compensation	2,648	2,103	5,892
Other, net	946	496	2,357
Change in operating assets and liabilities:
Accounts receivable	(75,067)	(18,515)	(19,280)
Inventories	(208,343)	(5,422)	(37,751)
Income tax receivable	(1,347)	6,743	(8,263)
Other current assets	(1,062)	2,318	972
Accounts payable and accrued expenses	73,651	(12,578)	96,375
Other, net	(1,629)	(16,940)	(1,075)

Net cash provided by (used in) operating activities	(163,324)	(25,578)	28,106

Cash flows from investing activities:
Acquisitions, net of cash acquired	(59,059)	—	—
Purchase of property and equipment	(18,862)	(6,286)	(6,424)
Purchase of assets held for sale	(2,281)	(608)	(1,498)
Proceeds from sale of property and equipment	70	52	214
Proceeds from sale of assets held for sale	1,174	760	185

Net cash provided by (used in) investing activities	(78,958)	(6,082)	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,088,278	1,361,299	828,727
Repayments of revolving credit facility	(1,852,239)	(1,355,729)	(822,005)
Outstanding checks	15,488	(5,661)	(15,369)
Payments of other long-term debt	(771)	(627)	(721)
Payments of deferred financing costs	(5,880)	(24,958)	—
Payment for termination of interest rate swap agreements	—	(2,804)	—
Payment of seller fees on behalf of Buyer	—	(16,792)	—
8% cumulative preferred stock redemption	—	(30,102)	—
Proceeds from issuance of long-term debt	—	446,900	—
Payments of Predecessor senior notes	—	(340,131)	(6,263)

Net cash provided by (used in) financing activities	244,876	31,395	(15,631)

Net increase (decrease) in cash and cash equivalents	2,594	(265)	4,952
Cash and cash equivalents—beginning of period	11,971	12,242	7,290

Cash and cash equivalents—end of period	$14,565	$11,977	$12,242

Supplemental disclosures of cash flow information:
Cash payments for interest	$34,020	$3,816	$26,188
Cash payments for taxes, net	$1,358	$3,152	$1,122

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter and nine months ended October 1, 2011 for the Successor contain operating results for 13 weeks and 39 weeks, respectively. The quarter and the four months ended October 2, 2010 for the Successor contain operating results for 13 weeks and 18 weeks, respectively. The five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks.

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

The following unaudited pro forma supplementary data for the five months ended May 28, 2010 gives effect to the Merger as if it had occurred on January 3, 2010 (the first day of the Company’s 2010 fiscal year).

Pro Forma
In thousands	Five Months Ended May 28, 2010
Net sales	$934,925
Net (loss) income	(17,505)

The pro forma supplementary data for the five months ended May 28, 2010 includes $15.9 million as an adjustment to historical amortization expense as a result of the valuation of $531.4 million allocated to amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. In addition, the Company has included a reduction in non-recurring transaction expenses related to the Merger of $40.2 million.

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

The acquisition of NCT was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. This allocation is final except for certain accrued liabilities, which the Company anticipates finalizing by fiscal year end. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $38.2 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $25.5 million. The premium in the purchase price paid for the acquisition of NCT reflects the anticipated realization of significant operational and cost synergies. The purchase of NCT will expand the Company’s market position in Ohio and Western New York.

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

5. Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At October 1, 2011, assets held for sale totaled $6.0 million, of which $1.0 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, January 1, 2011	$431,065
Acquisitions	25,511
Purchase accounting adjustments	126

Balance, October 1, 2011	$456,702

At October 1, 2011, the Company has recorded goodwill of $456.7 million, of which approximately $21 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. In addition, the Company completed the purchase of substantially all of the assets of Lisac’s of Washington, Inc and 100% of the capital stock of Tire Wholesalers, Inc. during 2010. The aggregate purchase price of these two businesses was funded through the Company’s ABL facility. As a result of the acquisition, the Company recorded $0.9 million as goodwill.

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $25.5 million as goodwill. See Note 3 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at October 1, 2011 and January 1, 2011:

In thousands	October 1, 2011	January 1, 2011
Customer list	$572,209	$533,998
Noncompete agreement	6,320	365
Tradenames	3,168	3,168

Total gross finite-lived intangible assets	581,697	537,531
Accumulated amortization	(78,965)	(33,037)

Total net finite-lived intangible assets	502,732	504,494
Tradenames (indefinite-lived)	249,893	249,893

Total	$752,625	$754,387

Intangible asset amortization expense was $15.8 million and $45.9 million for the quarter and nine months ended October 1, 2011, respectively. As a result of the acquisition of NCT on April 29, 2011, the Company allocated $38.2 million to a finite lived intangible assets associated with a customer list and $5.2 million to non-compete agreement. The intangible assets had a useful life of 19 years and 5 years, respectively.

Estimated amortization expense on existing intangible assets is expected to approximate $16 million for the remaining three months in 2011 and approximately $64 million in 2012, $60 million in 2013, $57 million in 2014 and $48 million in 2015. The Successor recorded $14.1 million and $18.8 million of intangible asset amortization expense for the quarter and four months ended October 2, 2010. The Predecessor recorded $7.7 million of intangible asset amortization expense for the five months ended May 28, 2010.

8. Long-term Debt:

The following table presents the Company’s long-term debt at October 1, 2011 and at January 1, 2011:

	October 1,	January 1,
In thousands	2011	2011
ABL Facility	$426,309	$190,271
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	247,337	247,084
Capital lease obligations	14,126	14,290
Other	757	899

Total debt	888,529	652,544
Less—Current maturities	(99)	(656)

Long-term debt	$888,430	$651,888

The fair value of the Company’s long-term senior notes was $445.5 million at October 1, 2011 and $470.6 million at January 1, 2011. The fair value of the Senior Secured Notes is based upon quoted market values. However, the Company uses quoted prices for similar liabilities in order to fair value the Senior Subordinated Notes.

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

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At October 1, 2011, the Company had $426.3 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.0 million, leaving $215.7 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of October 1, 2011 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of October 1, 2011. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of October 1, 2011, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

9. Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with exposure to fluctuations in interest rates on our variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes. All derivatives are recognized on the condensed consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in the statement of operations at the time earnings are affected by the hedged transaction. For other derivatives, changes in the fair value of the contract are recognized immediately in the statement of operations.

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100 million, of which $50.0 million is at a fixed rate of 0.74% and will expire in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterparty to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of operations.

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $75.0 million, of which $25.0 million is at a fixed interest rate of 0.585% and will expire in February 2012 and $50.0 million is at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to each swap is a major financial institution. The 1Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of operations.

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheet as of October 1, 2011 and January 1, 2011:

		Liability Derivatives
	Balance Sheet Location	October 1, 2011	January 1, 2011
In thousands
Derivatives not designated as hedges:
1Q 2011 swaps—$75 million notional	Accrued expenses	$509	$—
3Q 2011 swaps—$100 million notional	Accrued expenses	426	—

Total		$935	$—

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of operations for the Successor and the Predecessor periods was as follows:

	(Gain) Loss Recognized in Interest Expense
	Successor			Predecessor
	Quarter Ended October 1, 2011	Nine Months Ended October 1, 2011	Quarter Ended October 2, 2010	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010

In thousands
Derivatives not designated as hedges:
1Q 2011 swaps—$75 million notional	$(46)	$509	$—	$—	$—
3Q 2011 swaps—$100 million notional	426	426	—	—	—
2Q 2009 swap—$100 million notional	—	—	—	—	68

Total	$380	$935	$—	$—	$68

On June 4, 2009, the Predecessor entered into an interest rate swap agreement (the “2Q 2009 Swap”) to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. It covered a notional amount of $100.0 million of the Predecessor’s variable rate indebtedness at a fixed interest rate of 1.45% and was set to expire on June 8, 2011. The counterparty of the swap was a major financial institution. The 2Q 2009 Swap did not meet the criteria to qualify for hedge accounting treatment; therefore, changes in fair value were recognized in the condensed consolidated statement of operations. On May 28, 2010, in connection with the Merger, the Company terminated the 2Q 2009 Swap agreement for $0.9 million.

10. Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 Inputs —Inputs based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 Inputs —Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 Inputs —Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

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

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of October 1, 2011:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,108	$2,108	$—	$—

Total	$2,108	$2,108	$—	$—

Liabilities:
Derivative instruments	$935	$—	$935	$—

Total	$935	$—	$935	$—

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

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at October 1, 2011 are the same as those used at January 1, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

11. Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

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

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding—January 1, 2011	44,448,000	$1.00
Granted	1,900,000	1.00
Cancelled	(1,749,600)	1.00

Outstanding—October 1, 2011	44,598,400	$1.00

Exercisable—October 1, 2011	8,380,800	$1.00

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

The weighted average fair value of the stock options granted during the nine months ending October 1, 2011 was $0.44 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

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

The following table summarizes RSU activity under the 2010 RSU Plan for the nine months ending October 1, 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding and unvested — January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Vested	—	—
Cancelled	—	—

Outstanding and unvested — October 1, 2011	250,000	$1.00

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

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of operations. The following table summarizes the expense recognized:

	Successor				Predecessor
In thousands	Quarter Ended October 1, 2011	Nine Months Ended October 1, 2011	Quarter Ended October 2, 2010	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010

Stock Options	$1,431	$2,565	$2,103	$2,103	$5,892
Restricted Stock Units	31	83	—	—	—

Total	$1,462	$2,648	$2,103	$2,103	$5,892

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

12. Income Taxes:

The effective tax rate for the quarter and nine months ended October 1, 2011 and the quarter and four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor are based on an annual estimated effective tax rate which takes into account year-to-date amounts and projected results for the full year. The effective tax rate of 42.4% and 39.1% for the Successor quarter and nine months ended October 1, 2011, respectively, is slightly higher than the Company’s statutory tax rate primarily due to higher state income taxes, a result based on the Company’s legal entity tax structure. The final effective tax rate for fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by the Company by tax jurisdiction for the full year.

At October 1, 2011, the Company has a net deferred tax liability of $270.1 million, of which, $12.8 million was recorded as a current deferred tax asset and $282.9 million was recorded as a non-current deferred tax liability. As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses and transaction expenses. At October 1, 2011, the balance of this acquired non-current deferred tax asset is $15.5 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.3%. In addition, the Company also has an income tax receivable of $11.0 million at October 1, 2011, which primarily relates to deductions that can be carried back two years for federal and state income tax purposes.

At October 1, 2011, the Successor had unrecognized tax benefits of $3.5 million, of which $2.2 million is included within accrued expenses and $1.3 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Successor’s effective tax rate is $1.4 million as of October 1, 2011. In addition, $2.1 million related to temporary timing differences. During the nine months ended October 1, 2011, the Company increased its tax positions by $1.3 million related to the current year.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008 – 2010 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company records interest and penalties associated with the uncertain tax positions as a component of its income tax provision. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits may significantly decrease.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

13. Commitments and Contingencies:

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of October 1, 2011, the Company’s total obligations, as guarantor on these leases, are approximately $3.9 million extending over eight years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $3.5 million. A provision has been made for the net present value of the estimated shortfall.

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

As a result of the Merger on May 28, 2010, the Company repurchased and cancelled all of the Predecessor’s outstanding 10.75% Senior Notes, Floating Rate Notes, and 13% Senior Discount Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac Tire Dist., Inc. (“Am-Pac”) and Tire Wholesalers. ATDI, Am-Pac and Tire Wholesalers are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility.

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

As allowed under our indenture agreements, during the quarter ended October 1, 2011, the Company merged a subsidiary guarantor (NCT) into the subsidiary issuer (ATDI). As a result of this merger, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure.

The condensed consolidating financial information for the Company is as follows:

	Successor As of October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,785	$—	$780	$—	$14,565
Restricted cash	—	1,893	—	—	—	1,893
Accounts receivable, net	—	294,710	2,190	5	—	296,905
Inventories	—	698,108	—	—	—	698,108
Assets held for sale	—	5,959	18	—	—	5,977
Income tax receivable	—	10,993	—	—	—	10,993
Intercompany receivables	—	3,764	57,690	—	(61,454)	—
Other current assets	—	19,796	5,008	378	—	25,182

Total current assets	—	1,049,008	64,906	1,163	(61,454)	1,053,623

Property and equipment, net	—	91,535	708	16	—	92,259
Goodwill and other intangible assets, net	448,080	758,199	1,913	1,135	—	1,209,327
Investment in subsidiaries	249,973	56,820	—	—	(306,793)	—
Other assets	8,692	48,848	(68)	—	—	57,472

Total assets	$706,745	$2,004,410	$67,459	$2,314	$(368,247)	$2,412,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$513,730	$2,154	$(695)	$—	$515,189
Accrued expenses	—	60,198	316	—	—	60,514
Current maturities of long-term debt	—	78	21	—	—	99
Intercompany payables	53,167	—	—	8,287	(61,454)	—

Total current liabilities	53,167	574,006	2,491	7,592	(61,454)	575,802

Long-term debt	—	888,412	18	—	—	888,430
Deferred income taxes	—	280,204	587	2,081	—	282,872
Other liabilities	—	11,815	184	—	—	11,999
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	690,485	6,258	—	—	(6,258)	690,485
Accumulated deficit	(36,898)	(36,898)	(756)	(7,359)	45,013	(36,898)
Accumulated other comprehensive income (loss)	(9)	(9)	—	—	9	(9)

Total stockholders’ equity	653,578	249,973	64,179	(7,359)	(306,793)	653,578

Total liabilities and stockholders’ equity	$706,745	$2,004,410	$67,459	$2,314	$(368,247)	$2,412,681

In thousands	Successor As of January 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,304	$132	$535	$—	$11,971
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	214,547	673	(1,292)	—	213,928
Inventories	—	465,350	1,083	—	—	466,433
Assets held for sale	—	203	—	—	—	203
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	942	56,490	—	(57,432)	—
Other current assets	—	19,427	5,132	768	—	25,327

Total current assets	—	721,669	63,510	11	(57,432)	727,758

Property and equipment, net	—	83,743	5,790	20	—	89,553
Goodwill and other intangible assets, net	448,080	733,933	2,099	1,340	—	1,185,452
Investment in subsidiaries	248,140	61,053	—	—	(309,193)	—
Other assets	8,391	46,192	2	—	—	54,585

Total assets	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$428,686	$3,979	$(1,686)	$—	$430,979
Accrued expenses	—	24,351	1,440	—	—	25,791
Current maturities of long-term debt	—	641	15	—	—	656
Intercompany payables	53,165	—	—	4,267	(57,432)	—

Total current liabilities	53,165	453,678	5,434	2,581	(57,432)	457,426

Long-term debt	—	651,849	39	—	—	651,888
Deferred income taxes	—	280,501	587	2,081	—	283,169
Other liabilities	—	12,422	997	—	—	13,419
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	687,537	3,609	—	—	(3,609)	687,537
Accumulated deficit	(36,312)	(36,312)	(591)	(3,291)	40,194	(36,312)
Accumulated other comprehensive income (loss)	221	221	—	—	(221)	221

Total stockholders’ equity	651,446	248,140	64,344	(3,291)	(309,193)	651,446

Total liabilities and stockholders’ equity	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Condensed consolidating statements of operations for the quarter ended October 1, 2011 for the Successor and the quarter ended October 2, 2010 for the Successor are as follows:

	Successor For the Quarter Ended October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$831,715	$(20)	$(729)	$—	$830,966
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	697,843	—	11	—	697,854
Selling, general and administrative expenses	—	110,496	336	862	—	111,694
Transaction expenses	—	1,183	—	—	—	1,183

Operating income (loss)	—	22,193	(356)	(1,602)	—	20,235
Other (expense) income:
Interest expense	—	(17,231)	—	—	—	(17,231)
Other, net	—	(433)	—	(1)	—	(434)
Equity earnings of subsidiaries	1,480	(1,310)	—	—	(170)	—

Income (loss) from operations before income taxes	1,480	3,219	(356)	(1,603)	(170)	2,570
Income tax provision (benefit)	—	1,739	(141)	(508)	—	1,090

Net income (loss)	$1,480	$1,480	$(215)	$(1,095)	$(170)	$1,480

	Successor For the Quarter Ended October 2, 2010
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$647,514	$(16)	$(181)	$—	$647,317
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	557,108	—	5	—	557,113
Selling, general and administrative expenses	—	92,271	441	1,562	—	94,274
Transaction expenses	—	750	—	—	—	750

Operating income (loss)	—	(2,615)	(457)	(1,748)	—	(4,820)
Other (expense) income:
Interest expense	—	(16,183)	—	—	—	(16,183)
Other, net	—	(240)	(9)	6	—	(243)
Equity earnings of subsidiaries	(18,881)	(1,649)	—	—	20,530	—

Income (loss) from operations before income taxes	(18,881)	(20,687)	(466)	(1,742)	20,530	(21,246)
Income tax provision (benefit)	—	(1,806)	(129)	(430)	—	(2,365)

Net income (loss)	$(18,881)	$(18,881)	$(337)	$(1,312)	$20,530	$(18,881)

Condensed consolidating statements of operations for the nine months ended October 1, 2011 and the four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

	Successor For the Nine Months Ended October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$2,235,717	$488	$(1,930)	$—	$2,234,275
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,859,965	282	28	—	1,860,275
Selling, general and administrative expenses	—	314,868	476	4,729	—	320,073
Transaction expenses	—	2,830	—	—	—	2,830

Operating income (loss)	—	58,054	(270)	(6,687)	—	51,097
Other (expense) income:
Interest expense	—	(50,756)	—	—	—	(50,756)
Other, net	—	(1,303)	(1)	1	—	(1,303)
Equity earnings of subsidiaries	(586)	(4,233)	—	—	4,819	—

Income (loss) from operations before income taxes	(586)	1,762	(271)	(6,686)	4,819	(962)
Income tax provision (benefit)	—	2,348	(106)	(2,618)	—	(376)

Net income (loss)	$(586)	$(586)	$(165)	$(4,068)	$4,819	$(586)

	Successor For the Four Months Ended October 2, 2010
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$885,917	$(30)	$(291)	$—	$885,596
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	790,252	—	7	—	790,259
Selling, general and administrative expenses	—	123,052	571	2,374	—	125,997
Transaction expenses	—	985	—	—	—	985

Operating income (loss)	—	(28,372)	(601)	(2,672)	—	(31,645)
Other (expense) income:
Interest expense	—	(21,462)	—	—	—	(21,462)
Other, net	—	(478)	(12)	8	—	(482)
Equity earnings of subsidiaries	(36,506)	(2,231)	—	—	38,737	—

Income (loss) from operations before income taxes	(36,506)	(52,543)	(613)	(2,664)	38,737	(53,589)
Income tax provision (benefit)	—	(16,037)	(196)	(850)	—	(17,083)

Net income (loss)	$(36,506)	$(36,506)	$(417)	$(1,814)	$38,737	$(36,506)

	Predecessor For the Five Months Ended May 28, 2010
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$935,400	$39	$(514)	$—	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	775,671	(2)	9	—	775,678
Selling, general and administrative expenses	5,892	123,483	3,230	2,541	—	135,146
Transaction expenses	—	42,608	—	—	—	42,608

Operating income (loss)	(5,892)	(6,362)	(3,189)	(3,064)	—	(18,507)
Other (expense) income:
Interest expense	(7,588)	(25,081)	—	—	—	(32,669)
Other, net	—	(77)	(67)	17	—	(127)
Equity earnings of subsidiaries	(26,597)	(4,432)	—	—	31,029	—

Income (loss) from operations before income taxes	(40,077)	(35,952)	(3,256)	(3,047)	31,029	(51,303)
Income tax provision (benefit)	(4,001)	(9,355)	(966)	(905)	—	(15,227)

Net income (loss)	$(36,076)	$(26,597)	$(2,290)	$(2,142)	$31,029	$(36,076)

Condensed consolidating statements of cash flows for the nine months ended October 1, 2011 and the four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

	Successor For the Nine Months Ended October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(163,468)	$(101)	$245	$—	$(163,324)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,059)	—	—		(59,059)
Purchase of property and equipment	—	(18,862)	—	—	—	(18,862)
Purchase of assets held for sale	—	(2,263)	(18)	—	—	(2,281)
Proceeds from sale of property and equipment	—	65	5	—	—	70
Proceeds from disposal of assets held for sale	—	1,174	—	—	—	1,174

Net cash provided by (used in) investing activities	—	(78,945)	(13)	—	—	(78,958)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,088,278	—	—	—	2,088,278
Repayments of revolving credit facility	—	(1,852,239)	—	—	—	(1,852,239)
Outstanding checks	—	15,488	—	—	—	15,488
Payments of other long-term debt	—	(753)	(18)	—	—	(771)
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)

Net cash provided by (used in) financing activities	—	244,894	(18)	—	—	244,876

Net increase (decrease) in cash and cash equivalents	—	2,481	(132)	245	—	2,594
Cash and cash equivalents—beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents—end of period	$—	$13,785	$—	$780	$—	$14,565

	Successor For the Four Months Ended October 2, 2010
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(25,324)	$(330)	$76	$—	$(25,578)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Purchase of property and equipment	—	(6,286)	—	—	—	(6,286)
Purchase of assets held for sale	—	(608)	—	—	—	(608)
Proceeds from sale of property and equipment	—	52	—	—	—	52
Proceeds from disposal of assets held for sale	—	760	—	—	—	760

Net cash provided by (used in) investing activities	—	(6,082)	—	—	—	(6,082)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,361,299	—	—	—	1,361,299
Repayments of revolving credit facility	—	(1,355,729)	—	—	—	(1,355,729)
Outstanding checks	—	(5,661)	—	—	—	(5,661)
Payments of other long-term debt	—	(624)	(3)	—	—	(627)
Payments of deferred financing costs	—	(24,958)	—	—	—	(24,958)
Payments for termination of interest rate swap agreements	—	(2,804)	—	—	—	(2,804)
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—	—	(16,792)
8% cumulative preferred stock redemption	—	(30,102)	—	—	—	(30,102)
Proceeds from issuance of long-term debt	—	(340,131)	—	—	—	(340,131)
Payments of Predecessor senior notes	—	446,900	—	—	—	446,900

Net cash provided by (used in) financing activities	—	31,398	(3)	—	—	31,395

Net increase (decrease) in cash and cash equivalents	—	(8)	(333)	76	—	(265)
Cash and cash equivalents—beginning of period	—	11,562	333	347	—	12,242

Cash and cash equivalents—end of period	$—	$11,554	$—	$423	$—	$11,977

	Predecessor For the Five Months Ended May 28, 2010
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$6,263	$21,901	$(155)	$97	$—	$28,106

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Purchase of property and equipment	—	(6,424)	—	—	—	(6,424)
Purchase of assets held for sale	—	(1,498)	—	—	—	(1,498)
Proceeds from sale of property and equipment	—	194	20	—	—	214
Proceeds from disposal of assets held for sale	—	185	—	—	—	185

Net cash provided by (used in) investing activities	—	(7,543)	20	—	—	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	828,727	—	—	—	828,727
Repayments of revolving credit facility	—	(822,005)	—	—	—	(822,005)
Outstanding checks	—	(15,369)	—	—	—	(15,369)
Payments of other long-term debt	—	(715)	(6)	—	—	(721)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)

Net cash provided by (used in) financing activities	(6,263)	(9,362)	(6)	—	—	(15,631)

Net increase (decrease) in cash and cash equivalents	—	4,996	(141)	97	—	4,952
Cash and cash equivalents—beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents—end of period	$—	$11,562	$333	$347	$—	$12,242

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 99 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 50,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 9%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.0%, respectively, of our net sales in fiscal 2010.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear, and Michelin — as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. In addition to flag brands, we also sell lower price point associate brands of these and many other tire manufacturers, as well as proprietary brand tires, custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 80.7% of our total net sales for the quarter ended October 1, 2011. The remainder of net sales is primarily derived from other tire sales (16.3%), custom wheels (1.8%), and tire supplies, tools and other products (1.2%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

The economic environment has been showing signs of stabilization. We experienced modest year-over-year unit volume growth in 2010 which has continued during the first nine months of 2011, reflecting, in part, an economy slowly reemerging from the severe economic downturn. The return to established driving habits and longer vehicle life has led to moderate growth in the U.S. replacement tire market compared with prior years. However, we believe the modest pace of the recovery continues to negatively impact consumer spending of disposable income and miles driven.

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

Recent Developments

In the first nine months of 2011, we continued to execute on our plans to expand our distribution services into new domestic geographic markets. During this time, we have opened new distribution centers in Seattle, WA, Chicago, IL, Detroit, MI, Cleveland, OH, Totowa, NJ, Philadelphia, PA, Boston, MA and Wichita, KS. In addition, we opened distribution centers in Cincinnati, OH and Indianapolis, IN during the second half of 2010. We will continue to evaluate additional domestic geographic markets during 2011 and beyond.

We use interest rate swap agreements to hedge our exposure to changes in our variable interest rate debt. On September 23, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $100 million, of which $50 million will expire in September 2014 and $50 million will expire in September 2015. In addition, on February 24, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $75 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013.

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

On April 29, 2011, we completed the purchase of 100% of the capital stock of the Bowlus Service Company d/b/a North Central Tire (“NCT”). NCT owned and operated three distribution centers in Canton, OH, Cincinnati, OH and Rochester, NY, serving over 2,700 customers. The acquisition was funded through our ABL Facility. The purchase of NCT will significantly strengthen our market position in Ohio and Western New York.

On December 10, 2010, we completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) and 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”). Tire Wholesalers operated one distribution center in Kent, WA, which serviced over 750 customers in the area and Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area. The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through our ABL Facility. The purchase of Lisac’s and Tire Wholesalers significantly expanded our position in the Northwestern United States.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter and nine months ended October 1, 2011 for the Successor contain operating results for 13 weeks and 39 weeks, respectively. The quarter and four months ended October 2, 2010 for the Successor contain operating results for 13 weeks and 18 weeks, respectively. The five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks.

Quarter Ended October 1, 2011 for the Successor Compared to the Quarter Ended October 2, 2010 for the Successor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the quarter ended October 1, 2011 for the Successor are compared and discussed in relation to the quarter ended October 2, 2010 for the Successor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor	Period Over	Period Over	Percentage of Net Sales
	Quarter Ended	Quarter Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	October 1, 2011	October 2, 2010	Favorable (unfavorable)	Favorable (unfavorable)	October 1, 2011	October 2, 2010
Net sales	$830,966	$647,317	$183,649	28.4%	100.0%	100.0%
Cost of goods sold	697,854	557,113	(140,741)	-25.3%	84.0%	86.1%
Selling, general and administrative expenses	111,694	94,274	(17,420)	-18.5%	13.4%	14.6%
Transaction expenses	1,183	750	(433)	-57.7%	0.1%	0.1%

Operating income (loss)	20,235	(4,820)	25,055	519.8%	2.4%	-0.7%
Other income (expense):
Interest expense	(17,231)	(16,183)	(1,048)	-6.5%	-2.1%	-2.5%
Other, net	(434)	(243)	(191)	-78.6%	-0.1%	0.0%

Income (loss) from operations before income taxes	2,570	(21,246)	23,816	112.1%	0.3%	-3.3%
Provision (benefit) for income taxes	1,090	(2,365)	(3,455)	-146.1%	0.1%	-0.4%

Net income (loss)	$1,480	$(18,881)	$20,361	107.8%	0.2%	-2.9%

Net Sales

Net sales for the quarter ended October 1, 2011 increased 28.4%, or $183.6 million, compared with the quarter ended October 2, 2010. The increase in net sales was primarily driven by higher net tire pricing of $81.9 million. The pricing increase, which included $61.3 million related to passenger and light truck tires and $13.2 million related to medium truck tires, resulted from our passing through tire manufacturer price increases. The combined results of opening new distribution centers during the last twelve months as well as the integration of our fourth quarter 2010 and second quarter 2011 acquisitions added $69.2 million of incremental sales in the third quarter of 2011. In addition, an increase in comparable tire unit sales across all tire categories contributed $39.4 million. However, these increases were partially offset by lower equipment sales of $10.6 million during the third quarter of 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the quarter ended October 1, 2011 increased 25.3%, or $140.7 million, compared with the quarter ended October 2, 2010. The increase in cost of goods sold was primarily driven by higher net tire pricing of $80.7 million. The pricing increase, which included $50.9 million related to passenger and light truck tires and $11.0 million related to medium truck tires, resulted from tire manufacturer price increases. The combined results of opening new distribution centers during the last twelve months as well as the integration of our fourth quarter 2010 and second quarter 2011 acquisitions added $57.7 million of incremental costs in the third quarter of 2011. In addition, an increase in comparable tire unit sales across all tire categories contributed $32.6 million. However, these increases were partially offset by the $9.7 million reduction in equipment sales during the quarter ended October 1, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering. Related to this decision, we recognized a $1.0 million impairment charge during the quarter ended October 2, 2010 in order to write down this inventory to fair market value.

Cost of goods sold as a percentage of net sales was 84.0% for the quarter ended October 1, 2011; a decrease compared with 86.1% during the quarter ended October 2, 2010. However, the quarter ended October 2, 2010 includes $20.6 million related to the nonrecurring amortization of the inventory step-up recorded in connection with the Merger. The charge had a 3.2 point impact on cost of goods sold as a percentage of net sales. In addition, the quarter ended October 2, 2010 included a higher level of favorable inventory cost layers that were generated from our passing through tire manufacturer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended October 1, 2011 increased 18.5%, or $17.4 million, compared with the quarter ended October 2, 2010. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened during the last twelve months as well as the integration of our fourth quarter 2010 and second quarter 2011 acquisitions. Combined, these factors added $8.7 million of incremental costs to the third quarter of 2011, including increased amortization expense of $1.3 million from newly established intangible assets. In addition, we experienced an increase to vehicle expenses of $2.2 million, primarily a result of a higher price per gallon for fuel; a $2.1 million increase to salaries and wage expense due to higher sales volume and related headcount; as well as a $1.8 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers.

Transaction Expenses

Transaction expenses for the quarter ended October 1, 2011 were $1.2 million, which were primarily related to severance and integration costs in association with our acquisition of NCT in April 2011. During the quarter ended October 2, 2010, transaction expenses of $0.8 million were recorded which included direct acquisition costs in connection with the Merger.

Interest Expense

Interest expense for the quarter ended October 1, 2011 increased 6.5% or $1.0 million compared with the quarter ended October 2, 2010. The increase is primarily due to higher debt levels associated with our ABL Facility despite lower average interest rates on the outstanding debt. As a result, we incurred an additional $0.6 million in interest expense during the third quarter of 2011. In addition, we recorded $0.4 million in association with the fair value changes of our interest rate swaps entered into during 2011.

Provision (Benefit) for Income Taxes

Our income tax provision for the quarter ended October 1, 2011 was $1.1 million, which was based on pre-tax income of $2.6 million. Our income tax benefit for the quarter ended October 2, 2010 was $2.4 million, which was based on a pre-tax loss of $21.2 million. Our effective tax rate for the quarter ended October 1, 2011 and the quarter ended October 2, 2010 were 42.4% and 11.1%, respectively. The effective tax rate for the quarter ended October 1, 2011 is higher than our statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure. During the quarter ended October 2, 2010, we eliminated a valuation allowance against certain capital loss carryforwards and were impacted by certain permanent differences relating to the Merger, which are not deductable for income tax purposes. The income tax provision recorded for the third quarter of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Nine Months Ended October 1, 2011 for the Successor Compared to Four Months Ended October 2, 2010 for the Successor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the nine months ended October 1, 2011 for the Successor are compared and discussed in relation to the four months ended October 2, 2010 for the Successor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor	Period Over	Period Over	Percentage of Net Sales
	Nine Months Ended	Four Months Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	October 1, 2011	October 2, 2010	Favorable (unfavorable)	Favorable (unfavorable)	October 1, 2011	October 2, 2010
Net sales	$2,234,275	$885,596	$1,348,679	152.3%	100.0%	100.0%
Cost of goods sold	1,860,275	790,259	(1,070,016)	-135.4%	83.3%	89.2%
Selling, general and administrative expenses	320,073	125,997	(194,076)	-154.0%	14.3%	14.2%
Transaction expenses	2,830	985	(1,845)	-187.3%	0.1%	0.1%

Operating income (loss)	51,097	(31,645)	82,742	261.5%	2.3%	-3.6%
Other income (expense):
Interest expense	(50,756)	(21,462)	(29,294)	-136.5%	-2.3%	-2.4%
Other, net	(1,303)	(482)	(821)	-170.3%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(962)	(53,589)	52,627	98.2%	0.0%	-6.1%
Provision (benefit) for income taxes	(376)	(17,083)	(16,707)	-97.8%	0.0%	-1.9%

Net income (loss)	$(586)	$(36,506)	$35,920	98.4%	0.0%	-4.1%

Net Sales

Net sales for the nine months ended October 1, 2011 for the Successor increased 152.3%, or $1,348.7 million compared with the four months ended October 2, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a nine month period with a four month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 8.4%. The increase was driven primarily by tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $124.1 million during the nine months ended October 1, 2011. However, these increases were partially offset by lower equipment sales of $14.9 million during the nine months ended October 1, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the nine months ended October 1, 2011 for the Successor increased 135.4%, or $1,070.0 million compared with the four months ended October 2, 2010 for the Successor. The increase was directly attributable to the comparison of operating results of a nine month period with a four month period. Cost of goods sold as a percentage of net sales was 83.3% and 89.2% for the nine months ended October 1, 2011 and the four months ended October 2, 2010, respectively. However, the four months ended October 2, 2010 includes $58.8 million related to the non-recurring amortization of the inventory step-up recorded in connection with the Merger. The charge had a 6.6 point impact on cost of goods sold as a percentage of net sales. Other factors that contributed to the increase in cost of goods sold included higher net tire pricing resulting from tire manufacturer price increases, higher tire unit sales coupled with the incremental tire units sold through new distribution centers and the integration of our recent acquisitions. However, these increases were partially offset by the reduction in net sales within our equipment product offering during the nine months ended October 1, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended October 1, 2011 for the Successor increased 154.0%, or $194.1 million compared with the four months ended October 2, 2010 for the Successor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a nine month period with a four month period. As a percentage of net sales, selling, general and administrative expenses were 14.3% and 14.2% for the nine months ended October 1, 2011 and the four months ended October 2, 2010, respectively. Factors that contributed to the percentage of net sales increase include higher salaries and wages, increased price per gallon of fuel, costs associated with opening new distribution centers and the integration of our recent acquisitions.

Transaction Expenses

Transaction expenses for the nine months ended October 1, 2011 for the Successor were $2.8 million. Amounts recorded relate to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. During the four months ended October 2, 2010, the Successor incurred transaction expenses of $1.0 million related to the Merger.

Interest Expense

Interest expense for the nine months ended October 1, 2011 for the Successor increased 136.5% or $29.3 million compared with the four months ended October 2, 2010 for the Successor. The increase was primarily attributable to the comparison of operating results of a nine month period with a four month period. During the nine months ended October 1, 2011, higher average debt levels on our ABL Facility were partially offset by lower associated interest rates. In addition, the nine months ended October 1, 2011 included $0.9 million associated with the fair value changes of the 2011 Swaps.

Provision (Benefit) for Income Taxes

Our income tax benefit for the nine months ended October 1, 2011 for the Successor was $0.4 million, which was based on a pre-tax loss of $1.0 million. Our income tax benefit for the four months ended October 2, 2010 for the Successor was $17.1 million, which was based on a pre-tax loss of $53.6 million. Our effective tax rate for the nine months ended October 1, 2011 and the four months ended October 2, 2010 were 39.1% and 31.9%, respectively. The effective tax rate for the nine months ended October 1, 2011 is higher than our statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure. During the four months ended October 2, 2010, we eliminated a valuation allowance against certain capital loss carryforwards and were impacted by certain permanent differences relating to the Merger, which are not deductable for income tax purposes. The income tax benefit recorded for the first nine months of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Nine Months Ended October 1, 2011 for the Successor Compared to Five Months Ended May 28, 2010 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the nine months ended October 1, 2011 for the Successor are compared and discussed in relation to the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over	Period Over	Percentage of Net Sales
	Nine Months Ended	Five Months Ended	Period Change	Period % Change	For the Respective Period Ended
In thousands	October 1, 2011	May 28, 2010	Favorable (unfavorable)	Favorable (unfavorable)	October 1, 2011	May 28, 2010
Net sales	$2,234,275	$934,925	$1,299,350	139.0%	100.0%	100.0%
Cost of goods sold	1,860,275	775,678	(1,084,597)	-139.8%	83.3%	83.0%
Selling, general and administrative expenses	320,073	135,146	(184,927)	-136.8%	14.3%	14.5%
Transaction expenses	2,830	42,608	39,778	93.4%	0.1%	4.6%

Operating income (loss)	51,097	(18,507)	69,604	376.1%	2.3%	-2.0%
Other income (expense):
Interest expense	(50,756)	(32,669)	(18,087)	-55.4%	-2.3%	-3.5%
Other, net	(1,303)	(127)	(1,176)	-926.0%	-0.1%	0.0%

Income (loss) from operations before income taxes	(962)	(51,303)	50,341	98.1%	0.0%	-5.5%
Provision (benefit) for income taxes	(376)	(15,227)	(14,851)	-97.5%	0.0%	-1.6%

Net income (loss)	$(586)	$(36,076)	$35,490	98.4%	0.0%	-3.9%

Net Sales

Net sales for the nine months ended October 1, 2011 for the Successor increased 139.0%, or $1,299.4 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a nine month period with a five month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 13.4%. The increase was driven primarily by tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $124.1 million during the nine months ended October 1, 2011. However, these increases were partially offset by lower equipment sales of $16.2 million during the nine months ended October 1, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for the nine months ended October 1, 2011 for the Successor increased 139.8%, or $1,084.6 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was directly attributable to the comparison of operating results of a nine month period with a five month period. Higher tire unit sales attributable to the difference in the number of months in the comparable period coupled with the incremental tire units sold through our new distribution centers and the integration of our recent acquisitions contributed to the increase. In addition, we experienced higher net tire pricing as a result of tire manufacturer price increases. However, these increases were partially offset by a reduction in equipment sales during the nine months ended October 1, 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering. As a result, cost of goods sold as a percentage of net sales increased from 83.0% to 83.3% for the five months ended May 28, 2010 and the nine months ended October 1, 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended October 1, 2011 for the Successor increased 136.8%, or $184.9 million compared with the five months ended May 28, 2010 for the Predecessor. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a nine month period with a five month period. Increased amortization expense due to the revaluation of the customer list intangible assets established as part of both the Merger and our recent acquisitions was the primary driver of the increase. Other contributing factors include higher salaries and wages, increased price per gallon of fuel as well as additional costs associated with opening new distribution centers and the integration of our recent acquisitions. In addition, the five months ended May 28, 2010 includes $5.9 million of stock based compensation expense related to the discretionary vesting of certain previously unvested stock options. As a percentage of net sales, selling, general and administrative expenses were 14.3% and 14.5% for the nine months ended October 1, 2011 and the five months ended May 28, 2010, respectively.

Transaction Expenses

Transaction expenses for the nine months ended October 1, 2011 for the Successor were $2.8 million. Amounts recorded relate to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. During the five months ended May 28, 2010, the Predecessor incurred transaction costs of $42.6 million. These direct acquisition costs included investment banking, legal, accounting and other fees for professional services in connection with the Merger as well as certain financing fees that did not qualify for capitalization. Also included in this amount was $2.4 million related to our now suspended public offering of our common stock.

Interest Expense

Interest expense for the nine months ended October 1, 2011 for the Successor increased 55.4% or $18.1 million compared with the five months ended May 28, 2010 for the Predecessor. The increase was primarily attributable to the comparison of operating results of a nine month period with a five month period. The nine months ended October 1, 2011 was impacted by higher debt levels as well as slightly higher interest rates associated with the Successor’s senior debt obligations as compared with the Predecessor’s senior debt obligations. However, during the five months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.3 million.

Provision (Benefit) for Income Taxes

Our income tax benefit for the nine months ended October 1, 2011 for the Successor was $0.4 million, which was based on a pre-tax loss of $1.0 million. Our income tax benefit for the five months ended May 28, 2010 for the Predecessor was $15.2 million, which was based on a pre-tax loss of $51.3 million. Our effective tax rate for the nine months ended October 1, 2011 and the five months ended May 28, 2010 were 39.1% and 29.7%, respectively. The effective tax rate for the nine months ended October 1, 2011 is higher than our statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure. During the five months ended May 28, 2010, permanent tax differences for redeemable preferred stock extinguished in conjunction with the Merger, which are not deductable for income tax purposes, contributed to reducing the prior period rate. The income tax benefit recorded for the first nine months of 2011 has been computed based on year-to-date amounts and projected results for the full year. The final effective tax rate to be applied to fiscal 2011 will depend on the actual amount of pre-tax income (loss) generated by us for the full year.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	October 1, 2011	January 1, 2011
Cash and cash equivalents	$14,565	$11,971
Working capital	477,821	270,332
Total debt	888,529	652,544
Total stockholders’ equity	653,578	651,446
Debt-to-capital ratio	57.6%	50.0%

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

As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of October 1, 2011, our total indebtedness is $888.5 million. Our cash interest payments for the nine months ended October 1, 2011 for the Successor, the four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor was $34.0 million, $3.8 million and $26.2 million, respectively. As of October 1, 2011, we have an additional $215.7 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, our cash flow results for the nine months ended October 1, 2011 for the Successor are compared and discussed in relation to the four months ended October 2, 2010 for the Successor as well as with the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the major categories of cash flows:

	Successor		Predecessor
In thousands	Nine Months Ended October 1, 2011	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010
Cash provided by (used in) operating activities	$(163,324)	$(25,578)	$28,106
Cash provided by (used in) investing activities	(78,958)	(6,082)	(7,523)
Cash provided by (used in) financing activities	244,876	31,395	(15,631)

Net increase (decrease) in cash and cash equivalents	2,594	(265)	4,952
Cash and cash equivalents—beginning of period	11,971	12,242	7,290

Cash and cash equivalents—end of period	$14,565	$11,977	$12,242

Cash payments for interest	$34,020	$3,816	$26,188
Cash payments for taxes, net	$1,358	$3,152	$1,122

Operating Activities

Net cash used in operating activities for the nine months ended October 1, 2011 for the Successor was $163.3 million. During the nine months, working capital requirements for the Successor resulted in a cash outflow of $213.8 million, primarily driven by an increase in inventory of $208.3 million. The increase reflects our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the impact of manufacturer price increases on the replenishment of our inventory as well as the seasonal nature of our business. In addition, the combined impact of stocking new distribution centers and our recent acquisitions also contributed to the inventory increase. As well, higher sales volumes led to a $75.1 million increase to accounts receivable. However, these amounts were partially offset by a $73.7 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments and accrued interest on our senior notes.

Net cash used in operating activities for the four months ended October 2, 2010 for the Successor was $25.6 million. During the four months, working capital requirements for the Successor resulted in a cash outflow of $44.4 million. Accounts receivable and inventory increased $18.5 million and $5.4 million, respectively, as the increase in sales volume reflected the seasonal nature of our business. The decrease in accounts payable primarily resulted from the timing of vendor payments.

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

Investing Activities

Net cash used in investing activities for the nine months ended October 1, 2011 for the Successor was $79.0 million. During the nine months, cash outflows for acquisitions net of cash acquired totaled $59.1 million. In addition, we invested $18.9 million in property and equipment purchases, which included information technology upgrades, IT application development and warehouse racking. During the four months ended October 2, 2010 for the Successor and the five months ended May 28, 2010 for the Predecessor, capital expenditures for property and equipment were $6.3 million and $6.4 million, respectively. The expenditures included information technology upgrades, IT application development and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended October 1, 2011 for the Successor was $244.9 million. The inflow was primarily related to higher net borrowings from our ABL Facility due to the increase in working capital requirements as well as cash paid for acquisitions. In addition, during the nine months, we paid $5.9 million related to the amendment of our ABL Facility.

Net cash provided by financing activities for the four months ended October 2, 2010 for the Successor was $31.4 million. The inflow was primarily related to the proceeds from the issuance of our Senior Secured Notes and our Senior Subordinated Notes. The proceeds were partially offset by the repayment of our previously outstanding senior notes and redeemable preferred stock.

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

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the nine months ended October 1, 2011 for the Successor were $34.0 million, which included $23.7 million related to interest payments on our Senior Notes and $8.4 million related to our ABL Facility. Cash payments for the four months ended October 2, 2010 for the Successor was $3.8 million. The increase is primarily related to the comparison of a four month period to a nine month period. Cash payments for the five months ended May 28, 2010 was $26.2 million for the Predecessor, which included $1.9 million related to our ABL Facility as well as $20.9 million related to Senior Notes and $2.5 million related to our Swaps, both of which were cancelled in connection with the Merger. The increase primarily related to the comparison of a nine month period with a five month period in addition to higher debt levels during the nine months ended October 1, 2011.

Cash payments for taxes during the nine months ended October 1, 2011 for the Successor were $1.4 million, compared with $3.2 million paid during the four months ended October 2, 2010 for the Successor and compared with $1.1 million paid during the five months ended May 28, 2010 for the Predecessor. The differences between the periods primarily relate to the balance and timing of income tax extension payments.

Indebtedness

The following table summarizes the Successor’s outstanding debt at October 1, 2011:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
ABL Facility	2016	2.4%	$426,309
Senior Secured Notes	2017	9.75	247,337
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2022	7.1 -14.0	14,126
Other	2011 - 2020	6.6 - 10.6	757

Total debt			888,529
Less—Current maturities			(99)

Long-term debt			$888,430

(1)	Interest rate for the ABL Facility is the weighted average interest rate at October 1, 2011.

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

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At October 1, 2011, we had $426.3 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.0 million, leaving $215.7 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of October 1, 2011 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of October 1, 2011. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of October 1, 2011, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

	Successor				Predecessor
In thousands	Quarter Ended October 1, 2011	Nine Months Ended October 1, 2011	Quarter Ended October 2, 2010	Four Months Ended October 2, 2010	Five Months Ended May 28, 2010
Net income (loss)	$1,480	$(586)	$(18,881)	$(36,506)	$(36,076)
Depreciation and amortization	19,875	57,799	17,280	23,057	14,707
Interest expense	17,231	50,756	16,183	21,462	32,669
Income tax provision (benefit)	1,090	(376)	(2,365)	(17,083)	(15,227)
Management fee	1,324	3,263	425	425	125
Incentive compensation	1,462	2,648	2,103	2,103	5,892
Transaction fees	1,183	2,830	750	985	42,608
Inventory step-up	—	—	20,579	58,797	—
Other	20	920	1,773	1,736	998

Adjusted EBITDA	$43,665	$117,254	$37,847	$54,976	$45,696

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of October 1, 2011, our total obligations as guarantor on these leases are approximately $3.9 million extending over eight years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $3.5 million as of October 1, 2011. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in our Annual Report on Form 10-K. During the nine months ended October 1, 2011, there have been no material changes to our critical accounting policies.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently assessing the impact, if any, on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to our ABL Facility. Interest on the ABL Facility is tied to a Base Rate, as defined, or LIBOR. At October 1, 2011, we had $426.3 million outstanding under our ABL Facility subject to interest rate changes.

We use interest rate swap agreements to hedge our exposure to changes in our variable interest rate debt. On September 23, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $100 million, of which $50 million will expire in September 2014 and $50 million will expire in September 2015. In addition, on February 24, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $75 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013. The counterparties to each of the swaps are major financial institutions.

At October 1, 2011, $251.3 million of the outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $2.5 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 1, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We have already implemented the general ledger as well as the accounts payable, inventory and accounts receivable functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis, if at all. If we do not successfully implement this project, our controls over financial reporting may be disrupted and our operations adversely affected.

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

Item 1A. Risk Factors.

There have been no material changes to any risk factor disclosed in our most recently filed Annual Report on Form 10-K.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholder’s Equity and Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2011	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ DAVID L. DYCKMAN
David L. Dyckman
Director, Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)