Form 10-K
period 2011-12-31
American Tire Distributors Holdings, Inc.
filed 2012-03-12
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

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

Number of common shares outstanding at March 5, 2012: 1,000

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

See Item 1A—”Risk Factors” for further discussion.

PART I

The terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us,” “our,” and similar terms in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries. The term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. The terms “TPG” and “Sponsor” relate to TPG Capital, L.P. and/or certain funds affiliated with TPG Capital, L.P.

Item 1.	Business.

Our Company

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 98 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.7%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers—Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, we were acquired by TPG and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). The Merger was financed by $635 million in aggregate principal amount of debt financing as well as common equity capital. In connection with the Merger, we conducted cash tender offers for our existing outstanding debt securities, all of which were subsequently purchased and retired.

Our Industry

According to Modern Tire Dealer, the U.S. replacement tire market generated annual retail sales of approximately $38.4 billion in 2011. Passenger tires, medium truck tires and light truck tires accounted for 65.0%, 18.7% and 13.3%, respectively, of the total market. Farm, specialty and other types of tires accounted for the remaining 3.0%. In 2011, according to Tire Review, tire retailers obtained 60% of their tire volume from wholesale tire distributors, like us, and 26% of their tire volume from tire manufacturers.

In the U.S., replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. Between 1990 and 2011, independent tire retailers and automotive dealerships have enjoyed the largest increase in market share, according to Modern Tire Dealer, moving from 54.0% to 61.0% and 1.0% to 6.5% of the market, respectively.

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2011, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Beginning with the onset of the economic downturn in 2008, increased economic uncertainty, unemployment and rising fuel prices led to negative growth during 2008 and 2009 in the U.S. replacement tire market. The economic environment showed signs of stabilization during 2010, ending the negative growth trend with U.S. replacement tire unit shipments increasing 7.8% over 2009. However, during 2011, U.S. replacement tire unit shipments were down slightly compared to 2010 as slow economic growth, persistently high fuel cost and a decrease in miles driven impacted the U.S. tire replacement market.

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

Our Business Strategy

Our objective is to be the largest distributor of replacement tires to local, regional and national independent U.S. tire retailers, as well as various national and corporate accounts while providing our customers a critical range of services such as frequent and timely delivery of inventory as well as business support services. We intend to accomplish this objective, drive above-market growth and further enhance profitability and cash flow by executing the following key operational strategies:

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

Continue to Expand in Existing and New Geographic Markets. While we have the largest distribution footprint in the U.S. replacement tire market, we have limited or no market presence in many geographic areas of the contiguous United States. We intend to enter into previously underserved geographic markets as well as expand in our existing markets by opening new distribution centers and/or through opportunistic acquisitions. Our acquisition strategy allows us to increase our share in existing markets and add distribution in new markets, utilizing our scale to realize cost savings. We believe our position as the leading replacement tire distributor in the United States, combined with our access to capital and our scalable platform, allows us to make acquisitions at attractive post-synergy valuations.

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

Our Competitive Strengths

We believe the following key strengths position us well to maintain our ability to achieve revenue growth that exceeds that of the U.S. replacement tire industry:

Leading Position in a Highly-Fragmented Marketplace. We are the leading replacement tire distributor in the United States with an estimated market share of approximately 10%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors. These include the ability to: efficiently stock and deliver a wide variety of tires, custom wheels, tire supplies, tools and accessories; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in the United States with 98 distribution centers and approximately 800 delivery vehicles serving a majority of the contiguous United States. Our extensive distribution footprint, combined with our sophisticated inventory management and logistics technologies, enables us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit.

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

Consistent Financial Performance and Strong Cash Flow Generation. Our financial performance has benefited from substantial growth that has been achieved based on a combination of organic initiatives and acquisitions. In addition, the low capital intensity of our business combined with the efficient management of our working capital, due to our advanced inventory management systems and close vendor relationships, has historically enabled us to generate strong cash flow from operations.

Experienced Management Team Supported by Strong Equity Sponsorship. Our senior management team, led by our President and CEO William E. Berry, has an average of over 23 years of experience in the replacement tire distribution industry. Management has a proven track record of implementing successful initiatives in a leverage environment, including the execution of a disciplined acquisition strategy, which has contributed to our gross profit expansion and above-market net sales growth. In addition, we have reduced costs through the integration of operating systems and introduction of standard operating practices across all locations, resulting in improved operating efficiencies, reduced headcount and improved operating profit at existing and acquired locations. We also benefit from the extensive management and business experience provided by our Sponsor, TPG.

Products

We provide our customers with a complete package of tires, tire supplies and tools as well as custom wheels and accessories. During 2011, tire sales accounted for 96.6% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 3.4% of our net sales.

Tires

We sell a broad selection of well-known flag brands as well as lower price point associate and proprietary brand tires. We believe our large, diverse product offering allows us to service the broad range of price points in the replacement tire market. Sales of passenger and light truck tires accounted for 82.9% of our net sales in fiscal 2011. The remainder of our tire sales was for medium trucks, farm vehicles and other specialty tires.

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

Associate brands. Associate brands are primarily lower-priced tires manufactured by well-known manufacturers. Our associate brands, such as Fuzion®, allow us to offer tires in a wider price range. In addition, associate brands are attractive to our tire retailer customers because they may count towards various incentive programs offered by manufacturers.

Proprietary and exclusive brands. Our Capitol® and Negotiator® brands are lower-priced tires made by tire manufacturers exclusively for, and marketed by, us for which we hold or control the trademark. These brands strengthen our entry-level priced product offering and allow us to sell value-oriented tires to tire retailers, increasing our overall market penetration.

Custom Wheels and Accessories

Custom wheels directly complement our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us separately or in addition to their regular tire orders without the added complexity of being serviced by an additional vendor. We offer over 30 different wheel brands, along with installation and service accessories. Of these brands, five are proprietary: ICW® Racing, Pacer®, Drifz®, Cruiser Alloy® and O.E. Performance®. An additional seven brands are national and exclusive to us: CX, Maas, Zora, Gear, Motiv, TIS (Twenty Inches Strong) and Dropstars which also includes Monster Energy Edition wheel styles. Nationally available flag brands complement our offering with such brands as Asanti, Advanti Racing, Black Rock, BMF, Cragar, Dick Cepek, Ultra, Platinum, Lexani, Mickey Thompson, Konig and HRE. Collectively, these brands represent one of the most comprehensive wheel offerings in the industry. Sourcing of product is worldwide through a number of manufacturers.

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

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers as well as various national and corporate accounts. During fiscal 2011, we sold to approximately 60,000 customers in a majority of the contiguous United States, principally located in the Southeastern and Mid-Atlantic regions, as well as portions of the Northeast, Midwest, Southwest and the West Coast of the United States. In fiscal 2011, our largest customer and our top ten customers accounted for less than 1.9% and 8.7%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 57.5% of our tire products in fiscal 2011. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with many of our major tire suppliers for over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

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

Approximately 80% of our tire purchases are shipped directly by tire manufacturers to our distribution centers. The remainder is shipped by manufacturers to our redistribution centers located in Maiden, North

Carolina, Bakersfield, California and Chicago, Illinois. These redistribution centers warehouse slower-moving and foreign-manufactured products, which are forwarded to our distribution centers as needed.

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

Sales Force

We have structured our sales organization to best serve our existing customers and develop new prospective customers such as automotive dealerships. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided to tire retailers. Our tire sales force consists of sales personnel at each distribution center plus a sales administrative team located at our field support center in Huntersville, North Carolina.

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

The Huntersville-based sales administrative team directs sales personnel at the distribution centers and manages our corporate account customers, including large national and regional retail tire and service companies. This team also manages our Huntersville-based call center, which provides call management assistance to the distribution centers during peak times of the day, thereby minimizing customer wait time, and also provides support upon any disruption in a distribution center’s local telephone service. They also serve as the primary point of contact for product and technical inquiries from TireBuyer.com® shoppers.

Our aftermarket wheel sales group employs sales and technical support personnel in the field and performance specialists in each region. The responsibilities of this sales group include cultivating new prospective wheel and supplies customers as well as coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding wheel style and fitment and supplies.

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2011, automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 6.5% of the market. During 2010 we began hiring, training and deploying sales personnel to help build our sales in the emerging automotive dealership channel. Additionally, this sales force works to strengthen and expand our relationships with the automobile manufacturers.

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

ATDOnline® and TireBuyer.com®

ATDOnline® provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participation in tire manufacturer incentive programs. We encourage our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2011, approximately 65% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007.

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

Trademarks

The proprietary brand names under which we market our products are trademarks of our company. We value our brand names because they help develop brand identification. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal proprietary brand names under which we market our products are: CAPITOL® tires, NEGOTIATOR® tires, DYNATRAC® tires, CRUISERALLOY® custom wheels, DRIFZ® custom wheels, ICW® custom wheels, PACER® custom wheels and O.E. PERFORMANCE® custom wheels. Our other trademarks include: AMERICAN TIRE DISTRIBUTORS®, ATD®, ATDONLINE®, ATDSERVICEBAY®, WHEEL WIZARD®, ENVIZIO®, WHEEL WIZARD ENVIZIO®, WHEELENVIZIO.COM®, XPRESSPERFORMANCE®, TIREBUYER.COM® AND TIRE PROS®.

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

Employees

As of December 31, 2011, our operations employed approximately 3,100 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, we had approximately $835.8 million of total indebtedness outstanding. Subject to the limits contained in our ABL Facility, the indenture governing our Senior Secured Notes, the indenture governing our

Senior Subordinated Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt will increase.

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

The industry in which we operate is highly competitive. In the United States, replacement tires are sold to consumers through several different outlets, including local independent tire retailers and mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships, service stations and web-based marketers. A number of independent wholesale tire distributors compete with us in the regions in which we do business. Most of our tire retailer customers buy products from both us and our competitors. We cannot assure you that we will be able to compete successfully in our markets in the future. Furthermore, some of our competitors, including mass merchandisers, warehouse clubs and tire manufacturers, are significantly better leveraged than us and have greater resources. See Item 1 “Business—Competition.”

We would also be adversely affected if certain channels in the replacement tire market, including mass merchandisers and warehouse clubs, gain market share at the expense of the local independent tire retailers; as our market share in those channels is lower.

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

The failure of the Company’s information technology systems could disrupt the Company’s business operations which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The operation of our business depends on our information technology systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace information technology systems, and we could experience interruptions in our ability to service our customers. Any such damage or interruption could have a material adverse effect on our business, financial condition and/or results of operations.

Our business strategy relies increasingly upon online commerce. If our customers were unable to access any of our websites, such as ATDOnline®, our business and operations could be disrupted and our operating results would be adversely affected.

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues. Approximately 65% of our total order volume in fiscal 2011 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

We may not successfully execute our plan to grow our TireBuyer.com® service or we may not attain the growth we expect from our TireBuyer.com® service.

In 2009, we launched TireBuyer.com®, an Internet site which enables our independent tire retailer customers to access the online tire consumer market and sell to consumers over the Internet. We expect that by growing and developing our TireBuyer.com® service, we can leverage our tire retailer customer footprint to capture a greater share of the Internet tire market. For TireBuyer.com® to be successful, however, we must ensure that it is well supported and functional on a 24/7 basis. In addition, TireBuyer.com® faces significant competition from other online participants, some of which have significantly larger Internet market share, longer Internet market presence, greater Internet marketing experience and better name recognition than we enjoy. We may fail to successfully grow, develop or support the TireBuyer.com® service or we may not attain the growth or benefits we expect TireBuyer.com® to provide us due to strong competition or other factors, which may adversely affect our business, financial condition or results of operations.

Because the majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect our results of operations by increasing our cost and distribution lead times.

We maintain the majority of our inventory in 98 distribution centers. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

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

Participants in our Tire Pros® franchise program are independent operators and we have limited influence over their operations. Our Tire Pros® franchisees could take actions that could harm the value of the Tire Pros® franchise, or could be unwilling or unable to continue to participate in the program, which could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

Our principal properties are geographically situated to meet sales and operating requirements. We believe that our properties have been well maintained, are generally in good condition and are suitable for the conduct of our business. As of December 31, 2011, we operate a total of 98 distribution centers located in 39 states, aggregating approximately 9.6 million square feet. Of these centers, two are owned by us, the remaining properties are leased. We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2022. In addition, we have some non-essential properties, principally acquired in the Am-Pac Tire Dist., Inc. acquisition, which we are attempting to sell or sublease.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 5, 2012, there was one holder of record of our common stock. There is no public trading market for our common stock.

As of December 31, 2011, we have not declared or paid dividends on our common stock since our incorporation in 2005, and we have no intention to declare or pay dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by certain covenants contained in our ABL Facility and in the indentures that govern our Senior Subordinated Notes and Senior Secured Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data.

On May 28, 2010, as a result of the Merger, Holdings was acquired by affiliates of TPG and certain co-investors. In the following table, periods prior to May 28, 2010 reflect the financial position, results of operations and changes in financial position of Holdings and its consolidated subsidiaries prior to the Merger (the “Predecessor”). Periods after May 28, 2010 reflect the financial position, results of operations, and changes in financial position of Holdings and its consolidated subsidiaries after the Merger (the “Successor”).

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal years 2007, 2008, and 2009 and the five months ended May 28, 2010 is derived from the Predecessor’s consolidated financial statements as of and for those periods. Selected historical financial data for the seven months ended January 1, 2011 and fiscal year 2011 is derived from the Successor’s consolidated financial statements as of and for those periods.

Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2007 fiscal year, which ended December 29, 2007, and the 2009 fiscal year, which ended January 2, 2010, contains operating results for 52 weeks. The 2008 fiscal year, which ended January 3, 2009, contains operating results for 53 weeks. The five months ended May 28, 2010 contains operating results for 21 weeks. The seven months ended January 1, 2011 contains operating results for 31 weeks. The 2011 fiscal year, which ended December 31, 2011, contains operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Successor		Predecessor
	Fiscal Year 2011 (1)	Seven Months Ended January 1, 2011 (2)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (3)	Fiscal Year 2007 (4)
Dollars in thousands
Statement of Operations Data:
Net sales	$3,050,240	$1,525,249	$934,925	$2,171,787	$1,960,844	$1,877,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	2,535,020	1,316,679	775,678	1,797,905	1,605,064	1,552,975
Selling, general and administrative expenses	437,110	228,513	135,146	306,189	274,412	258,347
Transaction expenses	3,946	1,315	42,608	—	—	—

Operating income (loss)	74,164	(21,258)	(18,507)	67,693	81,368	66,158
Other income (expense):
Interest expense	(67,580)	(37,391)	(32,669)	(54,415)	(59,169)	(61,633)
Other, net	(2,110)	(958)	(127)	(1,020)	(1,155)	(285)

Income (loss) from operations before income taxes	4,474	(59,607)	(51,303)	12,258	21,044	4,240
Income tax provision (benefit)	4,357	(23,295)	(15,227)	7,326	11,373	2,867

Net income (loss)	$117	$(36,312)	$(36,076)	$4,932	$9,671	$1,373

	Successor		Predecessor
	Fiscal Year 2011 (1)	Seven Months Ended January 1, 2011 (2)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (3)	Fiscal Year 2007 (4)
Dollars in thousands
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$(91,006)	$(23,439)	$28,106	$131,105	$(54,086)	$19,119
Investing activities	(92,249)	(17,237)	(7,523)	(4,620)	(81,671)	(29,860)
Financing activities	186,263	40,405	(15,631)	(127,690)	139,503	11,890
Depreciation and amortization	78,071	40,905	14,707	32,078	25,530	28,096
Capital expenditures	31,044	12,381	6,424	12,757	13,424	8,648
EBITDA (5)	150,125	18,689	(3,927)	98,751	105,743	93,969
Adjusted EBITDA (5)	164,255	87,974	45,696	101,035	106,994	95,397
Ratio of earnings to fixed charges (6)	1.1x	—	—	1.2x	1.3x	1.1x
Balance Sheet Data:
Cash and cash equivalents	$14,979	$11,971		$7,290	$8,495	$4,749
Working capital (7)	447,133	270,332		197,317	288,313	186,556
Total assets	2,302,563	2,057,348		1,300,624	1,390,860	1,210,696
Total debt (8)	835,808	652,544		549,576	642,434	539,853
Total redeemable preferred stock	—	—		26,600	23,941	21,450
Total stockholders’ equity	655,819	651,446		230,647	224,486	216,395

(1)	Reflects the acquisition of Bowlus Service Company d/b/a North Central Tire in April 2011
(2)	Reflects the acquisition of Lisac’s of Washington, Inc. and Tire Wholesalers, Inc. in December 2010
(3)	Reflects the acquisition of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors in October 2008 and the acquisition of Am-Pac Tire Dist., Inc. in December 2008

(4)	Reflects the acquisition of Jim Paris Tire City of Montebello, Inc. in May 2007, the acquisition of the distribution assets of Martino Tire Company in July 2007 and the acquisition of 6H-Homann, LLC and Homann Tire, LTD in December 2007
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below. The presentation of EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We present EBITDA and Adjusted EBITDA because we believe they provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone. We also believe that such measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing items that we do not believe are indicative of our core operating performance. In addition, the indentures governing our senior notes use a measure similar to Adjusted EBITDA to measure our compliance with certain covenants. Our board of directors also uses Adjusted EBITDA in determining compensation for our management. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers calculate Adjusted EBITDA in the same manner. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same or similar to some of the adjustments set forth below. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP.

The following tables show the calculation of EBITDA and Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss):

	Successor		Predecessor
	Fiscal Year 2011 (1)	Seven Months Ended January 1, 2011 (2)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (3)	Fiscal Year 2007 (4)

In thousands
Net income (loss)	$117	$(36,312)	$(36,076)	$4,932	$9,671	$1,373
Depreciation and amortization	78,071	40,905	14,707	32,078	25,530	28,096
Interest expense	67,580	37,391	32,669	54,415	59,169	61,633
Income tax provision (benefit)	4,357	(23,295)	(15,227)	7,326	11,373	2,867

EBITDA	$150,125	$18,689	$(3,927)	$98,751	$105,743	$93,969

	Successor		Predecessor
	Fiscal Year 2011 (1)	Seven Months Ended January 1, 2011 (2)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (3)	Fiscal Year 2007 (4)

In thousands
EBITDA	$150,125	$18,689	$(3,927)	$98,751	$105,743	$93,969
Management fee	4,624	2,352	125	500	500	500
Incentive compensation	4,115	3,706	5,892	326	—	—
Transaction fees	3,946	1,315	42,608	—	—	—
Inventory step-up	—	58,797	—	—	—	—
Other	1,445	3,115	998	1,458	751	928

Adjusted EBITDA	$164,255	$87,974	$45,696	$101,035	$106,994	$95,397

(6)

For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the five months ended May 28, 2010 and the seven months ended January 1, 2011, earnings were insufficient to cover fixed charges by approximately $51.3 million and $59.6 million, respectively.
(7)	Working capital is defined as current assets less current liabilities
(8)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us” and “our” in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries, the term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware Corporation, and the term “ATDI” refers only to American Tire Distributors, Inc., a Delaware corporation. The terms “TPG” and “Sponsor” relate to TPG Capital, L.P. and/or certain funds affiliated with TPG Capital, L.P.

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 98 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.7%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2011, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Beginning with the onset of the economic downturn in 2008, increased economic uncertainty, unemployment and rising fuel prices led to negative growth during 2008 and 2009 in the U.S. replacement tire market. The economic environment showed signs of stabilization during 2010, ending the negative growth trend with U.S. replacement tire unit shipments increasing 7.8% over 2009. However, during 2011, U.S. replacement tire unit shipments were down slightly compared to 2010 as slow economic growth, persistently high fuel cost and a decrease in miles driven impacted the U.S. replacement tire market.

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

Acquisition of Holdings

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, we were acquired by TPG and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). The Merger was financed by $635 million in aggregate principal amount of debt financing as well as common equity capital. In connection with the Merger, we conducted cash tender offers for our existing outstanding debt securities, all of which were subsequently purchased and retired. Although we continue to operate as the same legal entity subsequent to the acquisition, periods prior to May 28, 2010 reflect our financial position, results of operations, and changes in financial position prior to the Merger (the “Predecessor”) and periods after May 28, 2010 reflect our financial position, results of operations, and changes in financial position after the Merger (the “Successor”). See Note 3 in Notes to Consolidated Financial Statements for additional information.

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

Recent Developments

During 2011, we continued to execute on our plan to expand our distribution services into new domestic geographic markets. During this time, we opened new distribution centers in Seattle, WA, Chicago, IL, Detroit, MI, Cleveland, OH, Totowa, NJ, Philadelphia, PA, Boston, MA and Wichita, KS. In addition, we opened distribution centers in Cincinnati, OH and Indianapolis, IN during the second half of 2010. We will continue to evaluate additional domestic geographic markets during 2012 and beyond.

We use interest rate swap agreements to hedge our exposure to changes in our variable interest rate debt. On September 23, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $100.0 million, of which $50.0 million will expire in September 2014 and $50.0 million will expire in

September 2015. In addition, on February 24, 2011, ATDI entered into two interest rate swap agreements that cover an aggregate notional amount of $75.0 million, of which $25.0 million will expire in February 2012 and $50.0 million will expire in February 2013.

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

On April 29, 2011, we completed the purchase of 100% of the capital stock of the Bowlus Service Company d/b/a North Central Tire (“NCT”). NCT owned and operated three distribution centers in Canton, OH, Cincinnati, OH and Rochester, NY, serving over 2,700 customers. The acquisition was funded through our ABL Facility. The purchase of NCT expanded our market position in Ohio and Western New York.

On December 10, 2010, we completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) and 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”). Tire Wholesalers operated one distribution center in Kent, WA, which serviced over 750 customers in the area and Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area. The aggregate purchase price of these acquisitions was approximately $11 million, which was funded through our ABL Facility. The purchase of Lisac’s and Tire Wholesalers expanded our market position in the Northwestern United States.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to other fiscal years. The 2011 fiscal year for the Successor, which ended December 31, 2011 contains operating results for 52 weeks. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks while the five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks. The 2009 fiscal year for the Predecessor, which ended January 2, 2010, contains operating results for 52 weeks.

Fiscal 2011 for the Successor Compared to Seven Months Ended January 1, 2011 for the Successor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the fiscal year ended December 31, 2011 for the Successor are compared and discussed in relation to the seven months ended January 1, 2011 for the Successor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor
	Fiscal Year Ended	Seven Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	December 31,	January 1,	Favorable	Favorable	December 31,	January 1,
In thousands	2011	2011	(unfavorable)	(unfavorable)	2011	2011
Net sales	$3,050,240	$1,525,249	$1,524,991	100.0%	100.0%	100.0%
Cost of goods sold	2,535,020	1,316,679	(1,218,341)	-92.5%	83.1%	86.3%
Selling, general and administrative expenses	437,110	228,513	(208,597)	-91.3%	14.3%	15.0%
Transaction expenses	3,946	1,315	(2,631)	-200.1%	0.1%	0.1%

Operating income (loss)	74,164	(21,258)	95,422	448.9%	2.4%	-1.4%
Other income (expense):
Interest expense	(67,580)	(37,391)	(30,189)	-80.7%	-2.2%	-2.5%
Other, net	(2,110)	(958)	(1,152)	-120.3%	-0.1%	-0.1%

Income (loss) from operations before income taxes	4,474	(59,607)	64,081	107.5%	0.1%	-3.9%
Income tax provision (benefit)	4,357	(23,295)	(27,652)	-118.7%	0.1%	-1.5%

Net income (loss)	$117	$(36,312)	$36,429	100.3%	0.0%	-2.4%

Net Sales

Net sales for fiscal 2011 were $3,050.2 million, a $1,525.0 million or 100.0% increase compared with the seven months ended January 1, 2011. The increase was directly attributable to the comparison of operating results of a twelve month period with a seven month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 8.7%. The increase was driven primarily by tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $218.8 million during fiscal 2011. However, these increases were partially offset by lower equipment sales of $26.8 million during fiscal 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for fiscal 2011 were $2,535.0 million, a $1,218.3 million or a 92.5% increase compared with the seven months ended January 1, 2011. The increase was directly attributable to the comparison of operating results of a twelve month period with a seven month period. Cost of goods sold as a percentage of net sales was 83.1% and 86.3% for fiscal 2011 and the seven months ended January 1, 2011, respectively. However, the seven months ended January 1, 2011 includes $58.8 million related to the non-recurring amortization of the inventory step-up recorded in connection with the Merger. The charge had a 3.9 point impact on cost of goods sold as a percentage of net sales. Other factors that contributed to the increase in cost of goods sold included higher net tire pricing resulting from tire manufacturer price increases, higher tire unit sales coupled with the incremental tire units sold through new distribution centers as well as the integration of our recent acquisitions. However, these increases were partially offset by the reduction in net sales within our equipment product offering during fiscal 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2011 were $437.1 million, a $208.6 million or a 91.3% increase compared with the seven months ended January 1, 2011. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a twelve month period with a seven month period. In addition to the increase in costs attributable to the difference in the number of months in the comparable period, incremental costs associated with our new distribution centers opened during the last twelve months were $21.8 million. Also, the expansion of several of our distribution centers in order to better service our existing customers as well as the integration of our fourth quarter 2010 and second quarter 2011 acquisitions contributed to the increase. Other factors included additional amortization of $3.9 million related to intangible assets acquired, a higher price per gallon of fuel and an increase in salaries and wage expense due to higher sales volume and related headcount. Despite the increase in expenses during 2011, operating efficiencies and improved operating leverage positively impacted our percentage of net sales. As a result, selling, general and administrative expenses as a percent of net sales decreased to 14.3% from 15.0% for fiscal 2011 and the seven months ended January 1, 2011, respectively.

Transaction Expenses

Transaction expenses for fiscal 2011 were $3.9 million, which primarily related to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. In addition, we incurred $1.1 million for exit costs associated with our decision to relocate two existing distribution centers into two expanded distribution centers. During the seven months ended January 1, 2011, transaction expenses of $1.1 million were incurred relating to the Merger.

Interest Expense

Interest expense for fiscal 2011 was $67.6 million, a $30.2 million or 80.7% increase compared with the seven months ended January 1, 2011. The increase was primarily attributable to the comparison of operating results of a twelve month period with a seven month period. During fiscal 2011, higher average debt levels on our ABL Facility were partially offset by lower associated interest rates. In addition, fiscal 2011 included $0.9 million associated with the fair value changes of the 2011 Swaps.

Provision (Benefit) for Income Taxes

Our income tax provision for fiscal 2011 was $4.4 million. The provision, which was based on pre-tax income of $4.5 million, includes $54.6 million of amortization expense that is not deductible for income tax purposes. Our income tax benefit for the seven months ended January 1, 2011 was $23.3 million, which was based on a pre-tax loss of $59.6 million, primarily resulting from the non-recurring amortization of the inventory step-up adjustment as well as the additional amortization expense related to the valuation of intangible assets acquired, both recorded in connection with the Merger. Our effective tax rate for fiscal 2011 and the seven months ended January 1, 2011 was 97.4% and 39.1%, respectively. The effective tax rate for fiscal 2011 is higher than the statutory tax rate primarily due to an increase in our state effective tax rate, a result based on our growing presence in jurisdictions with higher than average tax rates, and the related impact on our net deferred tax liabilities. During the seven months ended January 1, 2011, we decreased the valuation allowance related to state net operating losses as well as benefited from certain permanent differences relating to the Merger which were deductible for income tax purposes.

Fiscal 2011 for the Successor Compared to Five Months Ended May 28, 2010 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the fiscal year ended December 31, 2011 for the Successor are compared and discussed in relation to the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor
	Fiscal Year Ended December 31, 2011	Five Months Ended May 28, 2010	Period Over Period Change Favorable (unfavorable)	Period Over Period % Change Favorable (unfavorable)	Percentage of Net Sales For the Respective Period Ended
					December 31,	May 28,
In thousands					2011	2010
Net sales	$3,050,240	$934,925	$2,115,315	226.3%	100.0%	100.0%
Cost of goods sold	2,535,020	775,678	(1,759,342)	-226.8%	83.1%	83.0%
Selling, general and administrative expenses	437,110	135,146	(301,964)	-223.4%	14.3%	14.5%
Transaction expenses	3,946	42,608	38,662	90.7%	0.1%	4.6%

Operating income (loss)	74,164	(18,507)	92,671	500.7%	2.4%	-2.0%
Other income (expense):
Interest expense	(67,580)	(32,669)	(34,911)	-106.9%	-2.2%	-3.5%
Other, net	(2,110)	(127)	(1,983)	-1561.4%	-0.1%	0.0%

Income (loss) from operations before income taxes	4,474	(51,303)	55,777	108.7%	0.1%	-5.5%
Income tax provision (benefit)	4,357	(15,227)	(19,584)	-128.6%	0.1%	-1.6%

Net income (loss)	$117	$(36,076)	$36,193	100.3%	0.0%	-3.9%

Net Sales

Net sales for fiscal 2011 were $3,050.2 million, a $2,115.3 or 226.3% increase compared with the five months ended May 28, 2010. The increase was directly attributable to the comparison of operating results of a twelve month period with a five month period. In addition to the increase in tire unit sales attributable to the difference in the number of months in the comparable period, passenger and light truck tire pricing increased by 15.3%. The increase was driven primarily by tire manufacturer price increases. As well, the combined results of opening new distribution centers and the integration of our recent acquisitions contributed $218.8 million during fiscal 2011. However, these increases were partially offset by lower equipment sales of $16.4 million during fiscal 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering.

Cost of Goods Sold

Cost of goods sold for fiscal 2011 were $2,535.0 million, a $1,759.3 million or 226.8% increase compared with the five months ended May 28, 2010. The increase was directly attributable to the comparison of operating results of a twelve month period with a five month period. Higher tire unit sales attributable to the difference in the number of months in the comparable period coupled with the incremental tire units sold through our new distribution centers and the integration of our recent acquisitions contributed to the increase. In addition, we experienced higher net tire pricing as a result of tire manufacturer price increases. However, these increases were partially offset by a reduction in equipment sales during fiscal 2011 as a result of our 2010 decision to discontinue selling certain products within our equipment product offering. As a result, cost of goods sold as a percentage of net sales increased to 83.1% from 83.0% for fiscal 2011 and the five months ended May 28, 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2011 were $437.1 million, a $302.0 million or a 223.4% increase compared with the five months ended May 28, 2010. The increase in selling, general and administrative expenses was primarily attributable to the comparison of operating results for a twelve month period with a five month period. In addition to the increase in costs attributable to the difference in the number of months in the comparable period, incremental costs associated with our new distribution centers opened during the last twelve months were $24.6 million. Also, the expansion of several of our distribution centers in order to better service our existing customers as well as the integration of our fourth quarter 2010 and second quarter 2011 acquisitions contributed to the increase. Other factors included additional amortization due to both the revaluation of the customer list intangible asset established as part of the Merger and other intangible assets acquired, a higher price per gallon of fuel and an increase in salaries and wage expense due to higher sales volume and related headcount. These cost more than offset the $5.9 million of stock based compensation expense related to the discretionary vesting of certain previously unvested stock options during the five months ended May 28, 2010. Despite the increase in expenses during 2011, operating efficiencies and improved operating leverage positively impacted our percentage of net sales. As a result, selling, general and administrative expenses as a percentage of net sales decreased to 14.3% from 14.5% for fiscal 2011 and the five months ended May 28, 2010, respectively.

Transaction Expenses

Transaction expenses for fiscal 2011 were $3.9 million, which primarily related to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. In addition, we incurred $1.1 million for exit costs associated with our decision to relocate two existing distribution centers into two expanded distribution centers. During the five months ended May 28, 2010, we incurred transaction costs of $42.6 million. These direct acquisition costs included investment banking, legal, accounting and other fees for professional services in connection with the Merger as well as certain financing fees that did not qualify for capitalization. In addition, $2.4 million related to our now suspended public offering of our common stock.

Interest Expense

Interest expense for fiscal 2011 was $67.6 million, a $34.9 million or 106.9% increase compared with the five months ended May 28, 2010. The increase was primarily attributable to the comparison of operating results of a twelve month period with a five month period. Fiscal 2011 was impacted by higher debt levels as well as slightly higher interest rates associated with the Successor’s senior debt obligations as compared with the Predecessor’s senior debt obligations. However, during the five months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.3 million.

Provision (Benefit) for Income Taxes

Our income tax provision for fiscal 2011 was $4.4 million. The provision, which was based on pre-tax income of $4.5 million, includes $54.6 million of amortization expense that is not deductible for income tax purposes. Our income tax benefit for the five months ended May 28, 2010 was $15.2 million, which was based on a pre-tax loss of $51.3 million, primarily resulting from the $42.6 million of transaction expenses recorded during this time period. Our effective tax rate for fiscal 2011 and the five months ended May 28, 2010 were 97.4% and 29.7%, respectively. The effective tax rate for fiscal 2011 is higher than our statutory tax rate primarily due to an increase our state effective tax rate, a result based our growing presence in jurisdictions with higher than average tax rates, and the related impact on our net deferred tax liabilities. During the five months ended May 28, 2010, the income tax benefit was impacted by certain permanent differences relating to the Merger, which were not deductable for income tax purposes.

Seven Months Ended January 1, 2011 for the Successor Compared to Fiscal 2009 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the seven months ended January 1, 2011 for the Successor are compared and discussed in relation to the fiscal year ended January 2, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Predecessor	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	Seven Months Ended	Fiscal Year Ended
In thousands	January 1, 2011	January 2, 2010	Favorable (unfavorable)	Favorable (unfavorable)	January 1, 2011	January 2, 2010
Net sales	$1,525,249	$2,171,787	$(646,538)	-29.8%	100.0%	100.0%
Cost of goods sold	1,316,679	1,797,905	481,226	26.8%	86.3%	82.8%
Selling, general and administrative expenses	228,513	306,189	77,676	25.4%	15.0%	14.1%
Transaction expenses	1,315	—	(1,315)	-100.0%	0.1%	0.0%

Operating income (loss)	(21,258)	67,693	(88,951)	-131.4%	-1.4%	3.1%
Other income (expense):
Interest expense	(37,391)	(54,415)	17,024	31.3%	-2.5%	-2.5%
Other, net	(958)	(1,020)	62	6.1%	-0.1%	0.0%

Income (loss) from operations before income taxes	(59,607)	12,258	(71,865)	-586.3%	-3.9%	0.6%
Income tax provision (benefit)	(23,295)	7,326	30,621	418.0%	-1.5%	0.3%

Net income (loss)	$(36,312)	$4,932	$(41,244)	-836.3%	-2.4%	0.2%

Net Sales

Net sales for the seven months ended January 1, 2011 were $1,525.2 million, a $646.5 million or 29.8% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. In addition, lower sales contributions from the retail stores acquired from Am-Pac and subsequently sold in fiscal 2009 impacted the seven month period ended January 1, 2011 by $27.9 million. The decline in tire unit sales attributable to the difference in the number of months in the comparable periods, however, was partially offset by an increase in passenger and light truck tire pricing of approximately 15.4% during the seven months ended January 1, 2011. This increase was driven both by manufacturer price increases and, to a lesser extent, mix of products sold.

Cost of Goods Sold

Cost of goods sold for the seven months ended January 1, 2011 were $1,316.7 million, a $481.2 million or a 26.8% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. Cost of goods sold as a percentage of net sales was 86.3% and 82.8% for the seven months ended January 1, 2011 and fiscal 2009, respectively. The amortization of the inventory step-up adjustment recorded in connection with the Merger increased cost of goods sold during the seven months ended January 1, 2011 by $58.8 million as our entire Merger-related inventory was sold during the seven month period. In addition, we recognized a $1.0 million impairment charge in cost of goods sold during the seven month period of 2010 related to the write-down of a component of our equipment inventory due to our decision to discontinue selling certain products within this product offering. Combined, these items had a 3.9 point impact on cost of goods sold as a percentage of net sales. Included in fiscal 2009 were expenses related to the Am-Pac retail stores, which were completely sold by December 2009. These retail stores had a $14.7 million impact on cost of goods sold during fiscal 2009 that did not repeat during the seven months ended January 1, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the seven months ended January 1, 2011 were $228.5 million, a $77.7 million or a 25.4% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results for a seven month period with a twelve month period. Selling, general and administrative expenses as a percentage of net sales was 15.0% and 14.1% for the seven months ended January 1, 2011 and fiscal 2009, respectively. The seven months ended January 1, 2011 included an additional $14.5 million of amortization related to the valuation of amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. The additional expense had a 1.0 impact to selling, general and administrative expenses as a percentage of net sales. Expenses during fiscal 2009 included costs for retail stores acquired from Am-Pac and subsequently sold during the year. In addition, we experienced lower compensation, rent, fuel and vehicle expenses during the seven months ended January 1, 2011 as 20 of the Am-Pac distribution centers were integrated into our existing distribution centers as of July 2009 and thus eliminated certain duplicate expenses.

Interest Expense

Total interest expense for the seven months ended January 1, 2011 was $37.4 million, a $17.0 million or a 31.3% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a seven month period with a twelve month period. However, during the seven months ended January 1, 2011, we experienced higher average debt levels and slightly higher interest rates associated with the Successor’s senior debt obligations as compared to the Predecessor’s average debt levels and interest rates, partially offsetting the decrease due to the number of months in the comparable periods.

Provision (Benefit) for Income Taxes

Our income tax benefit was $23.3 million during the seven month period ended January 1, 2011 compared with an income tax provision of $7.3 million during fiscal 2009. The benefit recorded during the seven months ended January 1, 2011 was based on a pre-tax loss of $59.6 million, primarily resulting from the non-recurring amortization of the inventory step-up adjustment as well as the additional amortization expense related to the valuation of amortizable intangible assets acquired, both recorded in connection with the Merger. The provision recorded during fiscal 2009 was based on pre-tax income of $12.3 million. Our effective tax rates for the seven months ended January 1, 2011 and fiscal 2009 were 39.1% and 59.8%, respectively. The decrease in the effective tax rate is due primarily to changes in pre-tax income levels during the seven months ended January 1, 2011 as compared to fiscal 2009. In addition, we decreased the valuation allowance related to state net operating losses and benefited from certain permanent differences relating to the Merger which were deductible for income tax purposes.

Five Months Ended May 28, 2010 for the Predecessor Compared to Fiscal 2009 for the Predecessor

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, results for the five months ended May 28, 2010 for the Predecessor are compared and discussed in relation to the fiscal year ended January 2, 2010 for the Predecessor.

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Predecessor	Predecessor	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	Five Months Ended	Fiscal Year Ended

In thousands	May 28, 2010	January 2, 2010	Favorable (unfavorable)	Favorable (unfavorable)	May 28, 2010	January 2, 2010

Net sales	$934,925	$2,171,787	$(1,236,862)	-57.0%	100.0%	100.0%
Cost of goods sold	775,678	1,797,905	1,022,227	56.9%	83.0%	82.8%
Selling, general and administrative expenses	135,146	306,189	171,043	55.9%	14.5%	14.1%
Transaction expenses	42,608	—	(42,608)	-100.0%	4.6%	0.0%

Operating income (loss)	(18,507)	67,693	(86,200)	-127.3%	-2.0%	3.1%
Other income (expense):
Interest expense	(32,669)	(54,415)	21,746	40.0%	-3.5%	-2.5%
Other, net	(127)	(1,020)	893	87.5%	0.0%	0.0%

Income (loss) from operations before income taxes	(51,303)	12,258	(63,561)	-518.5%	-5.5%	0.6%
Income tax provision (benefit)	(15,227)	7,326	22,553	307.8%	-1.6%	0.3%

Net income (loss)	$(36,076)	$4,932	$(41,008)	-831.5%	-3.9%	0.2%

Net Sales

Net sales for the five months ended May 28, 2010 were $934.9 million, a $1,236.9 million or 57.0% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a five month period with a twelve month period. In addition, lower sales contributions from the retail stores acquired from Am-Pac and subsequently sold in fiscal 2009 impacted the five month period ended May 28, 2010 by $27.9 million. The decline in tire unit sales attributable to the difference in the number of months in the comparable periods, however, was partially offset by an increase in passenger and light truck tire pricing of approximately 9.6% during the five months ended May 28, 2010 as compared to fiscal 2009. This increase was driven both by manufacturer price increases and, to a lesser extent, mix of products sold.

Cost of Goods Sold

Cost of goods sold for the five months ended May 28, 2010 were $775.7 million, a $1,022.2 million or a 56.9% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results of a five month period with a twelve month period. Cost of goods sold as a percentage of net sales was 83.0% and 82.8% for the five months ended May 28, 2010 and fiscal 2009, respectively. Included in fiscal 2009 were expenses related to the Am-Pac retail stores, which were completely sold by December 2009. These retail stores had a $14.7 million impact on cost of goods sold during fiscal 2009 that did not repeat during the five months ended May 28, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the five months ended May 28, 2010 were $135.1 million, a $171.0 million or 55.9% decrease compared with fiscal 2009. The decrease was directly attributable to the comparison of operating results for a five month period with a twelve month period. Selling, general and administrative expenses as a percentage of net sales was 14.5% and 14.1% for the five months ended May 28, 2010 and fiscal 2009, respectively. The percentage increase was primarily driven by higher non-cash stock-based compensation expense of $5.6 million related to the discretionary vesting of certain previously unvested stock options and an increased price per gallon of fuel, which approximated 19% per gallon. Expenses during fiscal 2009 included costs for retail stores acquired from Am-Pac and subsequently sold during the year. In addition, we experienced lower compensation, rent, fuel and vehicle expenses during the five months ended May 28, 2010 as 20 of the Am-Pac distribution centers were integrated into our existing distribution centers as of July 2009 and thus eliminated certain duplicate expenses.

Transaction Expenses

During the five months ended May 28, 2010, we incurred transaction costs of $42.6 million. These direct acquisition costs included investment banking, legal, accounting and other fees for professional services in connection with the Merger as well as certain financing fees that did not qualify for capitalization. In addition, $2.4 million related to our now suspended public offering of our common stock.

Interest Expense

Total interest expense for the five months ended May 28, 2010 was $32.7 million, a $21.7 million or 40.0% decrease compared with fiscal 2009. The decrease was primarily attributable to the comparison of operating results of a five month period with a twelve month period. During the five months ended May 28, 2010, we wrote off $8.0 million of deferred financing fees related to the Predecessor’s existing debt and accreted the carrying amount of the Predecessor’s redeemable preferred stock to the redemption amount at the date of the Merger, which impacted interest expense by $2.1 million. These amounts were partially offset by lower average borrowings under our ABL Facility and termination of the Predecessor’s 2009 swap agreement during the five months ended May 28, 2010.

Provision (Benefit) for Income Taxes

Our income tax benefit was $15.2 million during the five month period ended May 28, 2010 compared with an income tax provision of $7.3 million during fiscal 2009. The benefit recorded during the five months ended May 28, 2010 was based on a pre-tax loss of $51.3 million, primarily resulting from the $42.6 million of transaction expenses recorded during this time period. The provision recorded during fiscal 2009 was based on pre-tax income of $12.3 million. Our effective tax rates for the five month period of 2010 and the twelve month period of 2009 were 29.7% and 59.8%, respectively. The decrease in the effective tax rate is due primarily to changes in pre-tax income levels for the five months ended May 28, 2010 as compared to fiscal 2009 as well as the impact related to certain permanent differences relating to the Merger which were not deductible for income tax purposes.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

	Successor		Predecessor
In thousands	December 31, 2011	January 1, 2011	January 2, 2010

Cash and cash equivalents	$14,979	$11,971	$7,290
Working capital	447,133	270,332	197,317
Total debt	835,808	652,544	549,576
Redeemable preferred stock	—	—	26,600
Total stockholders’ equity	655,819	651,446	230,647
Debt-to-capital ratio	56.0%	50.0%	70.4%

Debt-to-capital ratio = total debt / (total debt plus total stockholders’ equity)

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax rates. Our cash requirements consist primarily of the following:

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

As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity obligations are significant, primarily due to our debt service requirements. As of December 31, 2011, our total indebtedness is $835.8 million. Our cash interest payments for fiscal 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal 2009 for the Predecessor was $61.7 million, $30.2 million, $26.2 million, and $43.0 million respectively. As of December 31, 2011, we have an additional $253.4 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, our cash flow results for the fiscal year ended December 31, 2011 for the Successor are compared and discussed in relation to the seven months ended January 1, 2011 for the Successor as well as with the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the major categories of cash flows:

	Successor		Predecessor
In thousands	Fiscal Year 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year 2009

Cash provided by (used in) operating activities	$(91,006)	$(23,439)	$28,106	$131,105
Cash provided by (used in) investing activities	(92,249)	(17,237)	(7,523)	(4,620)
Cash provided by (used in) financing activities	186,263	40,405	(15,631)	(127,690)

Net increase (decrease) in cash and cash equivalents	3,008	(271)	4,952	(1,205)
Cash and cash equivalents—beginning of period	11,971	12,242	7,290	8,495

Cash and cash equivalents—end of period	$14,979	$11,971	$12,242	$7,290

Cash payments for interest	$61,732	$30,202	$26,188	$42,953
Cash payments (receipts) for taxes, net	$(8,101)	$1,971	$1,122	$6,457
Capital expenditures financed by debt	$—	$—	$—	$2,307
Noncash capital expenditures	$—	$—	$—	$2,876

Operating Activities

Net cash used in operating activities for fiscal 2011 for the Successor was $91.0 million. During the year, working capital requirements resulted in a cash outflow of $175.0 million, primarily driven by the continued expansion of our distribution centers into new domestic geographic markets. The cash outflow of $151.9 million related to inventory reflects our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the impact of manufacturer price increases on the replenishment of our inventory as well as the impact of new, acquired or expanded distribution centers. In addition, the combined impact of stocking new distribution centers and our recent acquisitions also contributed to the inventory increase. As well, higher sales volumes led to a $47.4 million increase to accounts receivable. However, these amounts were partially offset by a $19.1 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments and accrued interest on our senior notes.

Net cash used in operating activities for the seven months ended January 1, 2011 for the Successor was $23.4 million. During the seven months, working capital requirements resulted in a cash outflow of $69.1 million. Accounts receivable and inventory increased $4.3 million and $36.8 million, respectively, as the increase in sales volume reflected the seasonal nature of our business. The decrease in accounts payable primarily resulted from the timing of vendor payments.

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

Net cash provided by operating activities for fiscal 2009 for the Predecessor was $131.1 million. During the year, working capital requirements resulted in a cash inflow of $78.3 million, primarily driven by a decrease in inventory of $63.8 million. The decrease in inventories resulted from the consolidation of the acquired Am-Pac distribution centers (finalized in July 2009) and rationalization of their inventories, as well as a reduction in elevated 2008 year-end inventory levels. In addition, an increase in accounts payable and accrued expenses of $32.8 million reflects the timing of vendor payments.

Investing Activities

Net cash used in investing activities for fiscal 2011 for the Successor was $92.2 million. During the year, cash outflows for acquisitions net of cash acquired totaled $59.7 million. In addition, we invested $31.0 million in property and equipment purchases, which included information technology upgrades, IT application development and warehouse racking. During the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor, capital expenditures for property and equipment were $12.4 million and $6.4 million, respectively. The expenditures included information technology upgrades, IT application development and leasehold improvements. In addition, fourth quarter 2010 acquisitions net of cash acquired impacted the Successor’s net cash used in investing activities by $11.0 million.

Net cash used in investing activities for fiscal 2009 for the Predecessor was $4.6 million. During the year, capital expenditures of $12.8 million were used to fund information technology upgrades, IT application development and leasehold improvements. In addition, included in fiscal 2009 were proceeds of $9.2 million associated with the sale of certain retail operations acquired in the Am-Pac acquisition that were held for sale.

Financing Activities

Net cash provided by financing activities for fiscal 2011 for the Successor was $186.3 million. The inflow was primarily related to higher net borrowings from our ABL Facility due to the increase in working capital requirements as well as cash paid for acquisitions. In addition, we paid $5.9 million related to the amendment of our ABL Facility.

Net cash provided by financing activities for the seven months ended January 1, 2011 for the Successor was $40.4 million. The inflow was primarily related to the proceeds from the issuance of our Senior Secured Notes and our Senior Subordinated Notes. The proceeds were partially offset by the repayment of our previously outstanding senior notes and redeemable preferred stock as well as payments for transaction fees and deferred financing costs paid in connection with the Merger.

Net cash used in financing activities for the five months ended May 28, 2010 and fiscal 2009 for the Predecessor were $15.6 million and $127.7 million, respectively. During the five months ended May 28, 2010, the outflow primarily related to the timing of outstanding checks. In addition, higher borrowings from our ABL Facility were partially offset by a $6.3 million payment related to the Predecessor’s Senior Notes. During fiscal 2009, the outflow was primarily related to increased repayments of $91.6 million on our revolving credit facility. In addition, $32.5 related to the timing of outstanding checks.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest for fiscal 2011 were $61.7 million compared with cash payments for interest for the seven month period ended January 1, 2011 of $30.2 million. The increase is primarily related to the comparison of a twelve month period to a seven month period. However, as a result of the Merger, the overall debt structure of the Successor has increased along with associated higher interest rates as compared with the Predecessor. Cash payments for interest for the five month period ended May 28, 2010 were $26.2 million. The decrease compared with fiscal 2011 is primarily related to the comparison of a five month period to a twelve month period.

Cash payments for interest for the seven month period ended January 1, 2011 were $30.2 million compared with cash payments for interest for fiscal 2009 of $43.0 million. The decrease is primarily related to the comparison of a seven month period to a twelve month period. However, as a result of the Merger, the overall debt structure of the Successor has increased along with associated higher interest rates as compared with the Predecessor. Cash payments for interest for the five month period ended May 28, 2010 were $26.2 million compared with cash payments for interest for fiscal 2009 of $43.0 million. The decrease is primarily related to the comparison of a five month period to a twelve month period.

Cash receipts for taxes for fiscal year 2011 were $8.1 million compared with $2.0 million paid during the seven month period ended January 1, 2011. During 2011, we utilized a federal net operating loss to recover a portion of our prior federal income tax paid. As a result, we received a $9.1 million tax refund in the fourth quarter of 2011 based on the use of this net operating loss carryback. Cash payments for taxes for the five month period ended May 28, 2010 were $1.1 million. The decrease compared with fiscal 2011 is primarily related to the comparison of a five month period to a twelve month period as well as the utilization of the federal net operating loss.

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

Indebtedness

The following table summarizes the Successor’s outstanding debt at December 31, 2011:

In thousands	Matures	Interest Rate (1)	Outstanding Balance

ABL Facility	2016	2.7%	$373,255
Senior Secured Notes	2017	9.75	247,425
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2022	7.1 - 14.0	14,118
Other	2014 - 2020	9.0 - 10.6	1,010

Total debt			835,808
Less—Current maturities			(158)

Long—term debt			$835,650

(1)	Interest rate for the ABL Facility is the weighted average interest rate at December 31, 2011.

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

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At December 31, 2011, we had $373.3 million outstanding under the ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.0 million, leaving $253.4 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of December 31, 2011 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 31, 2011. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 31, 2011, our additional borrowing availability under the ABL Facility were above the required amount and we were therefore not subject to the additional covenants.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due June 1, 2018, which we refer to as the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

Contractual Commitments

As of December 31, 2011, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

In millions	Total	Less than 1 year	1- 3 years	4 - 5 years	After 5 years

Long-term debt (variable rate)	$373.3	$—	$—	$373.3	$—
Long-term debt (fixed rate)	448.4	0.1	0.4	0.2	447.7
Estimated interest payments (1)	345.5	59.6	119.2	113.4	53.3
Operating leases, net of sublease income	367.2	60.5	105.6	79.1	122.0
Capital leases (2)	—	—	—	—	—
Uncertain tax positions	1.8	0.5	1.3	(0.2)	0.2
Deferred compensation obligation	2.3	—	—	—	2.3

Total contractual cash obligations	$1,538.5	$120.7	$226.5	$565.8	$625.5

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.
(2)	Excludes capital lease obligation relating to the sale and leaseback of three owned facilities. All cash paid to the lessor is recorded as interest expense and is included in the estimated interest payments amount in the above table.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements other than liabilities related to certain leases of the Winston Tire Company (Winston). These leases were guaranteed when we sold Winston in 2001. As of December 31, 2011, our total obligations as guarantor on these leases are approximately $3.7 million extending over seven years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $3.3 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the best estimate of probable loss inherent within our accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of our customers. If the financial condition of our customers were to deteriorate beyond estimates, and impair their ability to make payments, we would be required to write off additional accounts receivable balances, which would adversely impact our financial position.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value and consist primarily of automotive tires, custom wheels, and related tire supplies and tools. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, we could be required to reduce the value of our inventory or record additional reserves, which would adversely impact our financial position.

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

The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives as of November 30, 2011 and determined that no impairment existed at that date. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.

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

In determining the fair value of long-lived assets, we make judgments relating to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Factors that impact these judgments include the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet, which would adversely impact our financial position.

Self-Insured Reserves

We are self-insured for automobile liability, workers’ compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. We establish reserves for losses associated with claims filed, as well as claims incurred but not yet reported, using actuarial methods followed in the insurance industry and our historical claims experience. If amounts ultimately paid differ significantly from our estimates, it could adversely impact our financial position.

Exit Cost Reserves

During the normal course of business, we continually assess the location and size our distribution centers in order to determine our optimal geographic footprint and overall structure. As a result, we have certain facilities that we have closed or intend to close and we record reserves for certain exit costs associated with these facilities. These exit cost reserves are recorded in an amount equal to future minimum lease payments and related ancillary costs from the date of closure to the end of the lease term, net of estimated sublease rentals we reasonably expect to obtain for the property. We estimate future cash flows based on contractual lease terms, the geographic market in which the facility is located, inflation, the ability to sublease the property and other economic conditions. We estimate sublease rentals based on the geographic market in which the property is located, our experience subleasing similar properties and other economic conditions. If actual exit costs associated with closing these facilities differ from our estimates, it could adversely impact our financial position.

Income Taxes and Valuation Allowances

We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision is computed using the asset and liability method of accounting, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, we recognize future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax items are expected to be realized or settled. We regularly review the recoverability of our deferred tax assets considering historic profitability, projected future taxable income, and timing of the reversals of existing temporary differences as well as the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance if available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Changes to valuation allowances are recognized in earnings in the period such determination is made.

The application of income tax law is inherently complex and involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdiction in which we operate. In addition, we are required to make certain assumptions regarding our income tax positions and the likelihood that such tax positions will be sustained if challenged. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on amounts we recognize in our consolidated balance sheets and adversely impact our financial position.

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

We permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, based on historical experience and recent trends. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, it could adversely impact our results of operations.

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

Stock Based Compensation

We account for stock-based compensation awards in accordance with ASC 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and restricted stock units. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Our ABL Facility is exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At December 31, 2011, we had $373.3 million outstanding under our ABL Facility subject to interest rate changes.

To manage this exposure, we use interest rate swap agreements in order to hedge the changes in our variable interest rate debt. Interest rate swap agreements utilized by us in our hedging programs are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counterparty non-performance, interest rate swap agreements are made only through major financial institutions with significant experience in such instruments.

At December 31, 2011, $198.3 million of the outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $2.0 million.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (Successor Company) at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and other comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (Predecessor Company) the results of their operations and their cash flows for the five months ended May 28, 2010 and for the year ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2011

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor
In thousands, except share amounts	December 31, 2011	January 1, 2011

ASSETS
Current assets:
Cash and cash equivalents	$14,979	$11,971
Restricted cash	1,072	250
Accounts receivable, net of allowance for doubtful accounts of $696 and $340 in fiscal 2011 and 2010, respectively	268,943	213,928
Inventories	641,710	466,433
Deferred income taxes	15,042	13,839
Income tax receivable	1,601	9,646
Assets held for sale	6,301	203
Other current assets	13,203	11,488

Total current assets	962,851	727,758

Property and equipment, net	99,930	89,553
Goodwill	445,715	431,065
Other intangible assets, net	737,684	754,387
Other assets	56,383	54,585

Total assets	$2,302,563	$2,057,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469,867	$430,979
Accrued expenses	45,693	25,791
Current maturities of long-term debt	158	656

Total current liabilities	515,718	457,426

Long-term debt	835,650	651,888
Deferred income taxes	282,756	283,169
Other liabilities	12,620	13,419
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	691,951	687,537
Accumulated earnings (deficit)	(36,195)	(36,312)
Accumulated other comprehensive income (loss)	63	221

Total stockholders’ equity	655,819	651,446

Total liabilities and stockholders’ equity	$2,302,563	$2,057,348

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
In thousands	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended January 2, 2010

Net sales	$3,050,240	$1,525,249	$934,925	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	2,535,020	1,316,679	775,678	1,797,905
Selling, general and administrative expenses	437,110	228,513	135,146	306,189
Transaction expenses	3,946	1,315	42,608	—

Operating income (loss)	74,164	(21,258)	(18,507)	67,693
Other income (expense):
Interest expense	(67,580)	(37,391)	(32,669)	(54,415)
Other, net	(2,110)	(958)	(127)	(1,020)

Income (loss) from operations before income taxes	4,474	(59,607)	(51,303)	12,258
Income tax provision (benefit)	4,357	(23,295)	(15,227)	7,326

Net income (loss)	$117	$(36,312)	$(36,076)	$4,932

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

In thousands, except share amounts	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Comprehensive Income (Loss)
		Shares	Amount
Predecessor balance, January 3, 2009	$224,486	999,528	$10	$218,022	$4,631	$4,990	$(3,067)	$(100)
Net income (loss)	4,932	—	—	—	—	4,932	—	—	$4,932
Change in value of derivative instrument, net of tax of $0.3 million	474	—	—	—	—	—	474	—	474
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.3 million	429	—	—	—	—	—	429	—	429

Total comprehensive income (loss)									$5,835

Stock-based compensation	326	—	—	326	—	—	—	—

Predecessor balance, January 2, 2010	230,647	999,528	10	218,348	4,631	9,922	(2,164)	(100)
Net income (loss)	(36,076)	—	—	—	—	(36,076)	—	—	$(36,076)
Change in value of derivative instrument, net of tax of $1.4 million	2,168	—	—	—	—	—	2,168	—	2,168
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(182)	—	—	—	—	—	(182)	—	(182)

Total comprehensive income (loss)									$(34,090)

Stock-based compensation	5,892	—	—	5,892	—	—	—	—

Predecessor balance, May 28, 2010	202,449	999,528	10	224,240	4,631	(26,154)	(178)	(100)

Purchase accounting adjustments	(202,449)	(999,528)	(10)	(224,240)	(4,631)	26,154	178	100
Net income (loss)	(36,312)	—	—	—	—	(36,312)	—	—	$(36,312)
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	221	—	—	—	—	—	221	—	221
Equity contributions	683,831	1,000	—	683,831	—	—	—	—

Total comprehensive income (loss)									$(36,091)

Stock-based compensation	3,706	—	—	3,706	—	—	—	—

Successor balance, January 1, 2011	651,446	1,000	—	687,537	—	(36,312)	221	—
Net income (loss)	117	—	—	—	—	117	—	—	$117
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(158)	—	—	—	—	—	(158)	—	(158)

Total comprehensive income (loss)									$(41)

Equity contributions	500	—	—	500	—	—	—	—
Repurchase of common stock	(200)	—	—	(200)	—	—	—	—
Stock-based compensation	4,114	—	—	4,114	—	—	—	—

Successor balance, December 31, 2011	$655,819	1,000	$—	$691,951	$—	$(36,195)	$63	$—

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
In thousands	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended January 2, 2010

Cash flows from operating activities:
Net income (loss)	$117	$(36,312)	$(36,076)	$4,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	78,071	40,905	14,707	32,078
Amortization of other assets	4,758	2,692	9,983	4,834
Provision (benefit) for deferred income taxes	(6,280)	(27,518)	(3,846)	5,030
Accretion of 8% cumulative preferred stock	—	—	2,537	441
Accrued dividends on 8% cumulative preferred stock	—	—	966	2,219
Provision for doubtful accounts	1,911	1,762	608	1,381
Inventory step-up amortization	—	58,797	—	—
Stock-based compensation	4,114	3,706	5,892	326
Other, net	1,286	1,596	2,357	1,580
Change in operating assets and liabilities:
Accounts receivable	(47,363)	(4,298)	(19,280)	(15,462)
Inventories	(151,945)	(36,832)	(37,751)	63,773
Income tax receivable	8,045	(1,383)	(8,263)	—
Other current assets	(1,729)	(738)	972	2,706
Accounts payable and accrued expenses	19,082	(7,942)	96,375	32,839
Other, net	(1,073)	(17,874)	(1,075)	(5,572)

Net cash provided by (used in) operating activities	(91,006)	(23,439)	28,106	131,105

Cash flows from investing activities:
Acquisitions, net of cash acquired	(59,694)	(11,018)	—	116
Purchase of property and equipment	(31,044)	(12,381)	(6,424)	(12,757)
Purchase of assets held for sale	(2,993)	(718)	(1,498)	(1,382)
Proceeds from sale of assets held for sale	1,403	6,806	185	9,232
Proceeds from sale of property and equipment	79	74	214	171

Net cash provided by (used in) investing activities	(92,249)	(17,237)	(7,523)	(4,620)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,760,364	1,995,596	828,727	2,056,414
Repayments of revolving credit facility	(2,577,380)	(1,997,413)	(822,005)	(2,147,985)
Outstanding checks	9,981	5,328	(15,369)	(32,524)
Payments of other long-term debt	(822)	(7,016)	(721)	(3,595)
Payments of deferred financing costs	(5,880)	(24,958)	—	—
Payment for termination of interest rate swap agreements	—	(2,804)	—	—
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—
8% cumulative preferred stock redemption	—	(30,102)	—	—
Proceeds from issuance of long-term debt	—	446,900	—	—
Payments of Predecessor senior notes	—	(340,131)	(6,263)	—
Equity contribution	—	11,797	—	—

Net cash provided by (used in) financing activities	186,263	40,405	(15,631)	(127,690)

Net increase (decrease) in cash and cash equivalents	3,008	(271)	4,952	(1,205)
Cash and cash equivalents—beginning of period	11,971	12,242	7,290	8,495

Cash and cash equivalents—end of period	$14,979	$11,971	$12,242	$7,290

Supplemental disclosures of cash flow information:
Cash payments for interest	$61,732	$30,202	$26,188	$42,953
Cash (receipts) payments for taxes, net	$(8,101)	$1,971	$1,122	$6,457
Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$—	$—	$—	$2,307
Noncash capital expenditures	$—	$—	$—	$2,876

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

The Company is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools, representing 96.6%, 2.0% and 1.4%, respectively, of our net sales. Operating as one operating and reportable segment through a network of 98 distribution centers, including three redistribution centers in the United States, the Company offers access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 60,000 customers. The Company’s customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. The Company serves a majority of the contiguous United States located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest and the West Coast of the United States.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal year ended December 31, 2011 for the Successor contains operating results for 52 weeks. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks while the five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks. The fiscal year ended January 2, 2010 contains operating results for 52 weeks.

2. Summary of Significant Accounting Policies:

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Preparation

The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the best estimate of probable loss inherent within the Company’s accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, assets placed in service are recorded at cost and depreciated using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of their economic useful life or the related lease term. The range of useful lives used to depreciate property and equipment is as follows:

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

Customer list	19 years
Tradenames	1 to 5 years
Noncompete agreements	2 to 5 years

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

Deferred Financing Costs

Deferred financing costs are expenditures associated with obtaining financings that are capitalized in the consolidated balance sheets and amortized over the term of the loans to which such costs relate. Amounts capitalized are recorded within other assets in the consolidated balance sheets and amortized to interest expense in the consolidated statements of operations. At December 31, 2011, the unamortized balance of deferred financing costs was $23.4 million, which includes $5.9 million incurred to increase the borrowing capacity and extend the maturity date of the Company’s revolving credit facility. At January 1, 2011, the unamortized balance was $22.3 million. Amortization for the Successor was $4.8 million and $2.7 million for fiscal year 2011 and the seven months ended January 1, 2011, respectively. Amortization for the Predecessor five months ended May 28, 2010 was $10.0 million, of which $8.0 million related to the write-off of deferred financing costs associated with the old debt structure eliminated as a result of the Merger. In addition, the Predecessor amortized $4.8 million during the fiscal year 2009.

Equity Method Investment

The Company has a 52% equity investment in American Car Care Centers (“ACCC”), an association of independent tire and automotive service dealers with over 1,100 locations nationwide. ACCC engages in a program to assist its stockholders and their customers in the promotion, marketing, distribution and sale of tires, tire supplies, accessories and equipment. Although we hold a majority ownership interest, our interest does not provide us with the ability to exercise significant influence. Accordingly, the investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheet at December 31, 2011.

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

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on both workers’ compensation and auto insurance. The Company has stop-loss insurance coverage for individual claims in excess of $0.3 million for employee health insurance and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $7.8 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience.

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

Shipping and Handling Fees and Costs

In accordance with current accounting standards, the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping fees represent revenues earned for the goods provided and therefore recorded within net sales in the consolidated statement of operations. Handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as selling, general and administrative expenses within the consolidated statement of operations, and includes a portion of internal costs such as salaries and overhead related to these activities. For fiscal 2011 and the seven months ended January 1, 2011, the Successor incurred $140.8 million and $64.5 million, respectively, related to these expenses. For the Predecessor, such expenses totaled $43.1 million and $99.6 million for the five months ended May 28, 2010 and fiscal 2009, respectively.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision is computed using the asset and liability method of accounting, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, the Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax items are expected to be realized or settled. The Company regularly reviews the recoverability of its deferred tax assets considering historic profitability, projected future taxable income, and timing of the reversals of existing temporary differences as well as the feasibility of our tax planning strategies. Where appropriate, a valuation allowance is recorded if available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Changes to valuation allowances are recognized in earnings in the period such determination is made.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is more-likely-than-not that the position will be sustained upon examination. The tax impacts recognized in the financial statements from such positions are then measured based on the largest impact that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions as a component of the provision for income taxes.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires the Company to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company is currently assessing the impact, if any, on its consolidated financial statements.

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

Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.

The Company recorded intangible assets based on their estimated fair value and consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	19 years	$527,898
Tradenames—Infinite	Indefinite	249,893
Tradenames—Finite	1 -5 years	3,168
Noncompete agreement	2 years	365

Total		$781,324

The Company allocated $249.9 million to a tradename related to ATDI. Management considered many factors in the determination that it will account for the asset as indefinite-lived, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).

The following unaudited pro forma supplementary data for the five months ended May 28, 2010 and the fiscal year ended January 2, 2010 give effect to the Merger as if it had occurred on January 4, 2009 (the first day of the Company’s 2009 fiscal year).

	Pro Forma
	Five Months Ended	Fiscal Year Ended

In thousands	May 28, 2010	January 2, 2010

Net sales	$934,925	$2,171,787
Net (loss) income	(17,835)	(22,740)

The pro forma supplementary data for the five months ended May 28, 2010 and fiscal year ended January 2, 2010 includes $16.4 million and $38.5 million, respectively, as an adjustment to historical amortization expense as a result of the valuation of $531.4 million allocated to amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. In addition, the Company has included a reduction in non-recurring transaction expenses related to the Merger of $40.2 million for the five months ended May 28, 2010.

The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Merger been consummated on the date assumed and does not project the Company’s results of operations for any future date.

2011 Acquisition

On April 15, 2011, the Company entered into a Stock Purchase Agreement with the Bowlus Service Company d/b/a North Central Tire (“NCT”) to acquire 100% of the outstanding capital stock of NCT. NCT owned and operated three distribution centers in Canton, Ohio, Cincinnati, Ohio and Rochester, New York, serving over 2, 700 customers. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of NCT is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

The acquisition of NCT was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $38.2 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $26.2 million. The premium in the purchase price paid for the acquisition of NCT reflects the anticipated realization of significant operational and cost synergies. The purchase of NCT expanded the Company’s market position in Ohio and Western New York.

2010 Acquisitions

On December 10, 2010, the Company completed the purchase of substantially all the assets of Lisac’s of Washington, Inc. (“Lisac’s”) pursuant to an Asset Purchase Agreement dated as of December 10, 2010. Lisac’s operated tire distribution centers in Portland, Oregon and Spokane, Washington, serving over 1,400 customers in the area. The acquisition was funded through the Company’s ABL Facility. The Company does not believe the acquisition of Lisac’s is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805—Business Combinations. As a result, the information is not presented.

The acquisition of Lisac’s was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $4.4 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $0.5 million. The purchase of Lisac’s expanded the Company’s market position in the Northwestern United States.

On December 10, 2010, the Company completed the purchase of 100% of the capital stock of Tire Wholesalers, Inc. (“Tire Wholesalers”) pursuant to a Stock Purchase Agreement dated as of December 10, 2010. Tire Wholesalers operated one distribution center in Kent, Washington, which serviced over 750 customers in the area. The acquisition was funded through the Company’s ABL Facility. The Company does not believe the acquisition of Tire Wholesalers is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805—Business Combinations. As a result, the information is not presented.

The acquisition of Tire Wholesalers was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $1.7 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $0.4 million. The purchase of Tire Wholesalers expanded the Company’s market position in the Northwestern United States.

4. Inventories:

Inventories consist primarily of automotive tires, custom wheels, tire supplies and tools and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility. See Note 9 for further information.

During the quarter ended October 2, 2010, the Company made the decision to discontinue selling certain products within its equipment product offering. As a result of the decision, the Company recognized a $1.0 million impairment charge, which is included in cost of goods sold in the accompanying consolidated statement of operations, related to the estimated write-down of related inventory to their fair market values as the Company moved to dispose of the residual equipment in these product offerings. Sales related to these products accounted for 1.7% of the Company’s combined net sales during 2010.

As a result of the Merger, the carrying value of inventory was increased by $58.8 million to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value was amortized into cost of goods sold in the accompanying consolidated statement of operations over the period of the Company’s normal inventory turns, which approximated two months.

5. Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At December 31, 2011, assets held for sale totaled $6.3 million, of which $1.3 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

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

6. Property and Equipment:

The following table represents the major classes of property and equipment at December 31, 2011 and January 1, 2011 for the Successor:

	Successor
In thousands	December 31, 2011	January 1, 2011

Land	$3,578	$5,538
Buildings and leasehold improvements	20,361	21,357
Machinery and equipment	11,191	8,470
Furniture and fixtures	31,692	22,571
Software	54,576	35,567
Vehicles and other	2,698	3,957

Total property and equipment	124,096	97,460
Less—Accumulated depreciation	(24,166)	(7,907)

Property and equipment, net	$99,930	$89,553

Depreciation expense for the Successor was $16.5 million for the fiscal year ended December 31, 2011 and $8.0 million for the seven months ended January 1, 2011. The Predecessor recorded depreciation expense of $7.0 million for the five months ended May 28, 2010 and $14.0 million for the fiscal year ended January 2, 2010. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of operations.

In connection with the Merger, the Company recorded a step-up of $28.6 million in the carrying value of its property and equipment to fair value. The following table sets forth the step-up in the carrying value by category as well as the estimated useful lives for the Successor and Predecessor periods:

(In thousands)	Successor Estimated Useful Lives (years)	Predecessor Estimated Useful Lives (years)	Step-up to FMV at May 28, 2010
Land	n/a	n/a	$220
Buildings	25 – 31	25 – 40	(2,351)
Leasehold improvements	9	7	3,347
Machinery and equipment	2 – 7	3 – 4	2,404
Furniture and fixtures	8	7	10,886
Software	3 – 5	3	12,574
Vehicles and other	4 – 6	3	1,510

Total			$28,590

The change in the fair value of select assets recorded at the acquisition date was based on management’s assessment of the acquired assets’ condition, as well as an evaluation of the current market value for such assets. The increase in fair value primarily consisted of changes in internal use software and furniture and fixtures of

$10.9 million and $12.6 million, respectively. The increase from net book value to fair value of these asset types was primarily the result of increased flexibility and adaptability in their respective uses, including implementation of common software and warehousing platforms across our business, as well as our evaluation of current market conditions. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date.

7. Goodwill:

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

The changes in the carrying amount of goodwill are as follows:

	Successor		Predecessor
In thousands	December 31, 2011	January 1, 2011	May 28, 2010

Beginning balance	$431,065	$—	$375,734
Purchase accounting adjustments	(11,563)	—	4,275
Elimination of Predecessor goodwill	—	—	(380,009)
Acquisition of Holdings	—	430,281	—
Acquisitions	26,213	784	—

Ending balance	$445,715	$431,065	$—

As of December 31, 2011, the Company has recorded goodwill of $445.7 million, of which approximately $23 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. In addition, the Company completed the purchase of substantially all the assets of Lisac’s and 100% of the capital stock of Tire Wholesalers during 2010. The aggregate purchase price of these two businesses was funded through the Company’s ABL Facility. As a result of the acquisition, the Company recorded $0.9 million of goodwill.

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $26.2 million as goodwill. See Note 3 for additional information.

During the fourth quarter of 2011, the Company recorded an out of period correction to purchase accounting for $11.7 million related to deferred income taxes for carryover basis in tax-deductible goodwill.

8. Intangible Assets:

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31, 2011 and January 1, 2011 for the Successor:

	Successor
	December 31, 2011		January 1, 2011
	Gross	Accumulated	Gross	Accumulated
In thousands	Amount	Amortization	Amount	Amortization
Customer list	$572,209	$92,635	$533,998	$32,466
Noncompete agreement	6,320	1,143	365	135
Tradenames	4,104	1,064	3,168	436

Total finite-lived intangible assets	582,633	94,842	537,531	33,037
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$832,526	$94,842	$787,424	$33,037

At December 31, 2011, the Company had $737.7 million of intangible assets. The balance primarily relates to the Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As a result of the acquisition of NCT on April 29, 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a noncompete agreement. The intangible assets had a useful life of nineteen years and five years, respectively. In addition, the Company allocated $6.1 million to customer lists associated with the acquisition of Lisac’s and Tire Wholesalers in the fourth quarter of 2010.

Amortization of intangible assets for the Successor was $61.8 million in fiscal 2011 and $33.0 million in the seven months ended January 1, 2011. The Predecessor recorded amortization of intangible assets of $7.7 million in the five months ended May 28, 2010 and $18.0 million in fiscal 2009. Estimated amortization expense on existing intangible assets is expected to approximate $64 million in 2012, $61 million in 2013, $57 million in 2014, $49 million in 2015 and $41 million in 2016.

9. Long-term Debt:

The following table presents the Successor’s long-term debt at December 31, 2011 and at January 1, 2011:

	Successor
	December 31,	January 1,
In thousands	2011	2011
ABL Facility	$373,255	$190,271
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	247,425	247,084
Capital lease obligations	14,118	14,290
Other	1,010	899

Total debt	835,808	652,544
Less—Current maturities	(158)	(656)

Long-term debt	$835,650	$651,888

The fair value of the Company’s long-term senior notes was $463.5 million at December 31, 2011 and $470.6 million at January 1, 2011. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

Aggregate maturities of long-term debt at December 31, 2011, are as follows:

In thousands
2012	$158
2013	202
2014	215
2015	114
2016	373,369
Thereafter	461,750

Total	$835,808

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

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At December 31, 2011, the Company had $373.3 million outstanding under the ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.0 million, leaving $253.4 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of December 31, 2011 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 31, 2011. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 31, 2011, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Secured Notes

On May 28, 2010, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued Senior Subordinated Notes due June 1, 2018 (“Senior Subordinated Notes”) in an aggregate principal amount of $200.0 million. The Senior Subordinated Notes bear interest at a fixed rate of 11.50% per annum. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

Capital Lease Obligations

As of December 31, 2011, the Company has a capital lease obligation of $14.1 million relating to a prior sale and subsequent leaseback of three of its owned facilities. The initial term of the lease is for 20 years, followed by two 10-year renewal options. Due to continuing involvement with the properties, the Company reports this transaction as a capital lease using direct financing lease accounting. As a result, all cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the lease is ultimately terminated. There was no gain or loss recognized as a result of the initial sales transaction. The current annual rent paid under the terms of the lease is $2.0 million, paid quarterly, and is adjusted for Consumer Price Index changes every two years. The next scheduled annual rent expense increase is April 25, 2012.

10. Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with exposure to fluctuations in interest rates on its variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes. All derivatives are recognized on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in the statement of operations at the time earnings are affected by the hedged transaction. For other derivatives, changes in the fair value of the contract are recognized immediately in the statement of operations.

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million is at a fixed rate of 0.74% and will expire in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterpart to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the consolidated statement of operations.

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $75.0 million, of which $25.0 million is at a fixed interest rate of 0.585% and will expire in February 2012 and $50.0 million is at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to each swap is a major financial institution. The 1Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the consolidated statement of operations.

The following table presents the fair value of the Company’s derivative instruments included within the consolidated balance sheet as of December 31, 2011 and January 1, 2011 for the Successor:

		Liability Derivatives
	Balance Sheet	December 31,	January 1,
In thousands	Location	2011	2011
Derivatives not designated as hedges:
1Q 2011 swaps—$75 million notional	Accrued expenses	$315	$—
3Q 2011 swaps—$100 million notional	Accrued expenses	551	—

Total		$866	$—

On June 4, 2009, the Predecessor entered into an interest rate swap agreement (the “2Q 2009 Swap”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swap in place covered a notional amount of $100.0 million at a fixed interest rate of 1.45% and was set to expire on June 8, 2011. The counterparty to the swap was a major financial institution. The 2Q 2009 Swap did not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value were recognized in the consolidated statement of operations.

On October 11, 2005, the Predecessor entered into an interest rate swap agreement (the “4Q 2005 Swap”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swap in place covered a notional amount of $85.0 million at a fixed interest rate of 4.79% and was set to expire on September 30, 2010. The counterparty to the swap was a major financial institution. The 4Q 2005 Swap met the criteria to qualify for hedge accounting treatment and was designated as a cash flow hedge, resulting in no ineffectiveness in the hedging relationship. Accordingly, changes in fair value of the 4Q 2005 Swap were deferred in accumulated other comprehensive income (loss).

The pre-tax effect of the Company’s derivative instruments not designated as hedges on the consolidated statement of operations for the Successor and the Predecessor periods was as follows:

	(Gain) Loss Recognized in Interest Expense
	Successor		Predecessor
	Fiscal Year	Seven Months	Five Months	Fiscal Year
	Ended	Ended	Ended	Ended
	December 31,	January 1,	May 28,	January 2,
In thousands	2011	2011	2010	2010
Derivatives not designated as hedges:
1Q 2011 swaps—$75 million notional	$315	$—	$—	$—
3Q 2011 swaps—$100 million notional	551	—	—	—
2Q 2009 swap—$100 million notional	—	—	68	870

Total	$866	$—	$68	$870

The pre-tax effect of the Company’s derivative instruments designated as hedges on the consolidated statement of operations for the Predecessor periods was as follows:

	Predecessor
		Location of Gain	Amount of Gain
	Amount of Gain	(Loss) Reclassified	(Loss) Reclassified
	(Loss) Deferred	from AOCI into	from AOCI into
In thousands	in AOCI	Income	Income
Derivatives designated as hedges:
4Q 2005 Swap—Five months ended May 28, 2010	$(1,140)	Interest Expense	$4,710
4Q 2005 Swap—Fiscal year ended January 2, 2010	(2,608)	Interest Expense	3,388

On May 28, 2010, in connection with the Merger, the Company terminated the 4Q 2005 Swap agreement and the 2Q 2009 Swap agreement for $1.9 million $0.9 million, respectively.

11. Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,276	$2,276	$—	$—

Total	$2,276	$2,276	$—	$—
Liabilities:
Derivative instruments	$866	$—	$866	$—

Total	$866	$—	$866	$—

ASC 820—Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

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

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2011 are the same as those used at January 1, 2011. As a result, there have been no transfers between Level 1and Level 2 categories.

12. Employee Benefits:

The Company accounts for stock-based compensation awards in accordance with ASC 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

The Predecessor adopted the 2005 Management Stock Incentive Plan (the “2005 Plan”) in order to attract, retain and motivate directors, officers, employees and consultants of the Company and its subsidiaries. The 2005 Plan authorized the issuance of up to 190,857 shares of voting common stock under terms and conditions set by the Predecessor’s Board of Directors. A committee appointed by the Predecessor’s Board of Directors administered the plan and had sole authority to select those individuals to whom options may be granted and to determine the number of shares of the Predecessor’s Series A Common Stock that would be issuable upon exercise of the options granted. Options granted under the 2005 Plan generally vested based on performance or the occurrence of specified events, such as an initial public offering or company sale. Performance-based options vested at the end of each year based on the achievement of annual or cumulative EBITDA targets for the year. Options that vested on the basis of events such as an initial public offering or company sale did so only to the extent that the initial shareholders earned a specified return on its initial investment in the Predecessor’s shares.

Changes in options outstanding under the 2005 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

January 3, 2009	177,504	$175.63	66,871	$114.97
Granted	1,875	339.30	n/a	n/a
Amendment	(30,364)	211.50	n/a	n/a

January 2, 2010	149,015	170.38	67,468	117.65
Forfeited	(4,296)	211.50	n/a	n/a
Termination	(144,719)	169.16	108,785	155.17

May 28, 2010	—	$—	—	$—

In October 2009, the Predecessor amended certain stock option agreements such that the number of unvested stock options was reduced and the vesting performance targets for these unvested stock options were modified. This amendment was evaluated in conjunction with the accounting standard for stock compensation and management concluded that no additional compensation expense should be recognized as a result of this modification.

In March 2010, Holdings board of directors approved a discretionary vesting of certain previously unvested stock options. The average fair value of these stock options using the Black-Scholes option-pricing model was $363.34. The following assumptions were used:

March 2010
Risk-free interest rate	1.26%
Dividend yield	—
Expected remaining life	2.25 years
Volatility	44%

This discretionary vesting was evaluated in conjunction with the accounting standard for modification of stock options. As the Predecessor did not have sufficient historical volatility data for Holdings own common stock, the stock price volatility utilized in the fair value calculation was based on the Predecessor’s peer group in the industry in which it does business. As a result of this evaluation, the Predecessor recorded non-cash compensation expense of $5.9 million in first quarter 2010.

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

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan provides that a maximum of 48.6 million shares of common stock of the indirect parent company are issuable pursuant to the exercise of options, of which 4.0 million options remain available as of December 31, 2011 for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

May 28, 2010	—	$—	—	$—
Granted	44,448,000	1.00	n/a	n/a
Cancelled	—	—	n/a	n/a

January 1, 2011	44,448,000	1.00	—	—
Granted	1,900,000	1.00	n/a	n/a
Cancelled	(1,749,600)	1.00	n/a	n/a

December 31, 2011	44,598,400	$1.00	8,710,401	$1.00

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

The weighted average fair value of the stock options granted during the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor was $0.44 and $0.42, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011

Risk-free interest rate	2.41%	1.97%
Dividend yield	—	—
Expected life	6.4 years	6.5 years
Volatility	40.75%	39.45%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent company may be granted to non-employee directors of the Company, of which 0.5 million RSUs remain available as of December 31, 2011 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding and unvested at May 28, 2010	—	$—
Granted	150,000	1.00
Cancelled	—	—

Outstanding and unvested at January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Vested	(75,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 31, 2011	175,000	$1.00

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

Compensation Expense

Stock-based compensation expense is included in selling general and administrative expenses within the accompanying consolidated statement of operations. The following table summarizes the expense recognized:

	Successor		Predecessor
	Fiscal 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal 2009

In thousands
Stock Options	$3,999	$3,687	$5,892	$326
Restricted Stock Units	115	19	—	—

Total	$4,114	$3,706	$5,892	$326

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

At December 31, 2011, the Company’s obligation related to its deferred compensation plan was $2.3 million, recorded in the consolidated balance sheet within other non-current liabilities. At January 1, 2011, the obligation was $2.5 million. The Company provides for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. Amounts related to the Rabbi Trust were $2.3 million and $2.5 million at December 31, 2011 and January 1, 2011, respectively, and are recorded in the consolidated balance sheets within other non-current assets. Contributions made by the Company on behalf of its employees were less than $0.1 million during fiscal 2011 and 2010. The Company did not make any contributions during fiscal 2009.

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

The Company match of participant contributions is recorded within selling, general and administrative expense. For the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011, the Successor contributed $2.1 million and $1.2 million, respectively. The Predecessor contributed $0.7 million during the five months ended May 28, 2010 and $0.4 million during the fiscal year ended January 2, 2010.

13. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2012 and 2026. Future minimum lease commitments, net of sublease income, at December 31, 2011 are as follows:

In thousands
2012	$60,514
2013	54,992
2014	50,603
2015	42,169
2016	36,880
Thereafter	122,019

Total	$367,177

The Successor’s rent expense, net of sublease income, under these operating leases was $59.1 million in fiscal 2011 and $29.5 million for the seven months ended January 1, 2011. The Predecessor’s rent expense, net of sublease income, under these operating leases was $20.0 million in the five months ended May 28, 2010 and $47.9 million in fiscal year 2009.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.1 million capital lease obligation during fiscal 2002. See Note 9 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of December 31, 2011, the Company’s total obligations, as guarantor on these leases, are approximately $3.7 million extending over seven years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $3.3 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 14 for further description of the accounting standards for income taxes and the related impacts.

14. Income Taxes:

The Company’s income tax provision (benefit) consisted of the following components:

	Successor		Predecessor
	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended January 2, 2010

In thousands
Federal:
Current provision (benefit)	$8,668	$792	$3,203	$1,713
Deferred provision (benefit)	(7,327)	(20,078)	(16,693)	2,565

Total	1,341	(19,286)	(13,490)	4,278
State:
Current provision (benefit)	3,278	960	—	1,472
Deferred provision (benefit)	(262)	(4,969)	(1,737)	1,576

Total	3,016	(4,009)	(1,737)	3,048

Total provision (benefit)	$4,357	$(23,295)	$(15,227)	$7,326

The provision (benefit) for income taxes differs from the amount of income taxes computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income (loss), as a result of the following differences:

	Successor		Predecessor
	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010	Fiscal Year Ended January 2, 2010

In thousands
Income tax provision (benefit) computed at the federal statutory rate	$1,566	$(20,862)	$(17,957)	$4,292
State income taxes, net of federal income tax benefit	613	(2,203)	(1,069)	1,184
Increase in state effective tax rate	2,073	—	—	—
Permanent differences	505	75	325	166
Non-deductible debt issuance costs	(200)	—	—	—
Non-deductible transaction costs	—	(364)	2,237	—
Non-deductible preferred stock dividends	—	—	338	777
Tax settlements and other adjustments to uncertain tax positions	(376)	462	1,457	—
Increase (decrease) in valuation allowance	176	(403)	(558)	907

Income tax provision (benefit)	$4,357	$(23,295)	$(15,227)	$7,326

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. As of December 31, 2011 and January 1, 2011, amounts related to deferred income taxes have been classified in the accompanying consolidated balance sheet as follows:

	Successor
	December 31,	January 1,
In thousands	2011	2011
Deferred tax assets (liabilities):
Current	$15,042	$13,839
Noncurrent	(282,756)	(283,169)

Total	$(267,714)	$(269,330)

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2011 and January 1, 2011 for the Successor are as follows:

	Successor
	December 31,	January 1,
In thousands	2011	2011
Deferred tax assets:
Accrued expenses and liabilities	$7,583	$7,604
Net operating loss carry-forwards	3,486	13,127
Employee benefits	4,894	3,247
Inventory cost capitalization	7,605	8,659
Other assets	3,228	4,820
Other	5,399	5,191

Gross deferred tax assets	32,195	42,648
Less: Deferred tax valuation allowances	(840)	(596)

Net deferred tax assets	31,355	42,052

Deferred tax liabilities:
Depreciation and amortization of intangibles	(298,134)	(310,539)
Other	(935)	(843)

Gross deferred tax liabilities	(299,069)	(311,382)

Net deferred tax assets (liabilities)	$(267,714)	$(269,330)

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction bonuses and transaction expenses. At December 31, 2011, the balance of this acquired non-current deferred tax asset is $8.2 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.6%. The increase to 39.6% from the prior year rate of 39.3% is primarily attributable to a greater presence in tax jurisdictions with higher-than-average state tax rates.

Management regularly reviews the recoverability of deferred tax assets, and where appropriate, establishes a valuation allowance against them. The Company concluded that certain deferred tax assets related to certain state net operating losses (“NOLs”) and certain capital losses do not meet the requirement of being more likely than not that they will be realized. As a result, the Company established a valuation allowance against them.

At December 31, 2011, the Company had $3.0 million of NOLs available for federal tax purposes as well as $36.6 million available for state tax purposes. The NOLs are available to offset taxable income in future years and expire between 2012 and 2029. Except as discussed above, the Company expects to utilize these NOLs prior to their expiration date.

At December 31, 2011, the Successor had unrecognized tax benefits of $1.8 million, of which $0.5 million is included within accrued expenses and $1.3 million is included within other liabilities. The net decrease is primarily due to a reduction in tax positions taken for acquisition costs during the prior period. The total amount of unrecognized tax benefits that, if recognized, would affect the Successor’s effective tax rate is $1.5 million as of December 31, 2011. In addition, $0.3 million related to temporary timing differences.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	December 31,	January 1,	May 28,	January 2,
In thousands	2011	2011	2010	2010
Beginning balance	$2,181	$2,329	$904	$1,949
(Reductions) additions based on tax positions related to the current year, net	(366)	—	1,425	(1,026)
Settlements	—	—	—	—
Reductions for lapse in statute of limitations	—	(148)	—	(19)

Ending balance	$1,815	$2,181	$2,329	$904

During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized. During the year ended December 31, 2011, the Company accrued an additional $0.1 million of interest and penalties related to its uncertain tax positions, all of which is recorded as a component of income tax provision (benefit).

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008—2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

15. Stockholders’ Equity

In connection with the Merger on May 28, 2010, all existing shares of American Tire Distributors Holdings, Inc. common stock and redeemable preferred stock was redeemed for a portion of the merger consideration. In addition, options or warrants to acquire shares of Holdings common stock were converted into the right to receive consideration in excess of the respective exercise price in complete satisfaction of the option or warrant.

In addition, TPG and certain co-investors contributed $675.4 million through the purchase of common stock in Holdings indirect parent company. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from the indirect parent company to Holdings and recorded in additional paid-in capital. Subsequent to May 28, 2010, certain members of Holdings management and certain board members purchased common stock in Holdings indirect parent company. At December 31, 2011 and January 1, 2011, these amounts totaled $8.7 million and $8.4 million respectively. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

Common Stock

The authorized share capital of Holdings is $10, consisting of 1,000 common shares, par value $0.01. At December 31, 2011, Accelerate Holdings Corp. owns 100% of Holdings issued and outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

The Company maintains a deferred compensation plan for certain eligible employees, in which the obligation is funded through a Rabbi Trust. Unrealized gains and losses on Rabbi Trust assets are recorded net of tax in accumulated other comprehensive income (loss) and amounted to $0.1 and $0.2 million at December 31, 2011 and January 1, 2011, respectively.

16. Related Party Transaction:

Upon the closing of the Merger, the Company entered into a transaction and monitoring fee letter agreement with TPG pursuant to which the Company retained TPG to provide certain management, consulting, and financial services to the Company, when and as requested by the Company. The Company agreed to pay TPG a monitoring fee equal to 2.0% of adjusted earnings before interest, taxes, depreciation, amortization and other adjustments (Adjusted EBITDA). The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. In the event of an initial public offering, sale of all or substantially all of the Company’s assets or a change of control transaction, TPG is entitled to receive, on its request and in lieu of any continuing payment of the monitoring fee, an aggregate termination fee of $12.5 million. For the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011, the Successor recorded $4.6 million and $2.4 million, respectively in expense related to the monitoring fee for fiscal 2011 and fiscal 2010 which is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

17. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations and cash flows of the Predecessor for periods prior to May 28, 2010 and the financial position, results of operations and cash flows of the Successor for periods after May 28, 2010.

As a result of the Merger on May 28, 2010, the Company repurchased and cancelled all of the Predecessor’s outstanding 10.75% Senior Notes, Floating Rate Notes, and 13% Senior Discount Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, and Tire Wholesalers. ATDI, Am-Pac, and Tire Wholesalers are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility. A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

Accordingly, the Company updated the guarantor structure as of May 28, 2010 which resulted in the following revised column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac and Tire Wholesalers) and

•	Non-Guarantor Subsidiary (Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac, Tire Wholesalers and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. As a result of the Merger, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure. In addition, during the third quarter of 2011, the Company merged a subsidiary guarantor (NCT) into the subsidiary issuer (ATDI).

The condensed consolidating financial information for the Company is as follows:

Condensed Consolidating Balance Sheets as of December 31, 2011 and January 1, 2011 for the Successor are as follows:

	Successor
In thousands	As of December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantor	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,118	$—	$861	$—	$14,979
Restricted cash	—	1,072	—	—	—	1,072
Accounts receivable, net	—	268,937	1	5	—	268,943
Inventories	—	641,710	—	—	—	641,710
Assets held for sale	—	6,301	—	—	—	6,301
Income tax receivable	—	1,601	—	—	—	1,601
Intercompany receivables	—	—	60,037	—	(60,037)	—
Other current assets	—	23,030	4,941	274	—	28,245

Total current assets	—	956,769	64,979	1,140	(60,037)	962,851

Property and equipment, net	—	99,276	639	15	—	99,930
Goodwill and other intangible assets, net	418,592	761,888	1,852	1,067	—	1,183,399
Investment in subsidiaries	252,214	60,798	—	—	(313,012)	—
Other assets	8,691	47,754	(68)	6	—	56,383

Total assets	$679,497	$1,926,485	$67,402	$2,228	$(373,049)	$2,302,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$468,389	$2,153	$(675)	$—	$469,867
Accrued expenses	—	45,516	177	—	—	45,693
Current maturities of long-term debt	—	141	17	—	—	158
Intercompany payables	23,678	32,009	—	4,350	(60,037)	—

Total current liabilities	23,678	546,055	2,347	3,675	(60,037)	515,718

Long-term debt	—	835,635	15	—	—	835,650
Deferred income taxes	—	280,088	587	2,081	—	282,756
Other liabilities	—	12,493	127	—	—	12,620
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	691,951	7,724	—	—	(7,724)	691,951
Accumulated earnings (deficit)	(36,195)	(36,195)	(609)	(3,528)	40,332	(36,195)
Accumulated other comprehensive income (loss)	63	63	—	—	(63)	63

Total stockholders’ equity	655,819	252,214	64,326	(3,528)	(313,012)	655,819

Total liabilities and stockholders’ equity	$679,497	$1,926,485	$67,402	$2,228	$(373,049)	$2,302,563

In thousands	Successor As of January 1, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantor	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,304	$132	$535	$—	$11,971
Restricted cash	—	250	—	—	—	250
Accounts receivable, net	—	214,547	673	(1,292)	—	213,928
Inventories	—	465,350	1,083	—	—	466,433
Assets held for sale	—	203	—	—	—	203
Income tax receivable	—	9,646	—	—	—	9,646
Intercompany receivables	—	942	56,490	—	(57,432)	—
Other current assets	—	19,427	5,132	768	—	25,327

Total current assets	—	721,669	63,510	11	(57,432)	727,758

Property and equipment, net	—	83,743	5,790	20	—	89,553
Goodwill and other intangible assets, net	448,080	733,933	2,099	1,340	—	1,185,452
Investment in subsidiaries	248,140	61,053	—	—	(309,193)	—
Other assets	8,391	46,192	2	—	—	54,585

Total assets	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$428,686	$3,979	$(1,686)	$—	$430,979
Accrued expenses	—	24,351	1,440	—	—	25,791
Current maturities of long-term debt	—	641	15	—	—	656
Intercompany payables	53,165	—	—	4,267	(57,432)	—

Total current liabilities	53,165	453,678	5,434	2,581	(57,432)	457,426

Long-term debt	—	651,849	39	—	—	651,888
Deferred income taxes	—	280,501	587	2,081	—	283,169
Other liabilities	—	12,422	997	—	—	13,419
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	687,537	3,609	—	—	(3,609)	687,537
Accumulated deficit	(36,312)	(36,312)	(591)	(3,291)	40,194	(36,312)
Accumulated other comprehensive income (loss)	221	221	—	—	(221)	221

Total stockholders’ equity	651,446	248,140	64,344	(3,291)	(309,193)	651,446

Total liabilities and stockholders’ equity	$704,611	$1,646,590	$71,401	$1,371	$(366,625)	$2,057,348

Condensed Consolidating Statements of Operations for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal year ended January 2, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Fiscal Year Ended December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$3,052,718	$488	$(2,966)	$—	$3,050,240
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,534,697	$282	41	—	2,535,020
Selling, general and administrative expenses	—	430,095	906	6,109	—	437,110
Transaction expenses	—	3,946	—	—	—	3,946

Operating income (loss)	—	83,980	(700)	(9,116)	—	74,164
Other (expense) income:
Interest expense	—	(67,580)	—	—	—	(67,580)
Other, net	—	(2,109)	(1)	—	—	(2,110)
Equity earnings of subsidiaries	117	(255)	—	—	138	—

Income (loss) from operations before income taxes	117	14,036	(701)	(9,116)	138	4,474
Income tax provision (benefit)	—	13,919	(683)	(8,879)	—	4,357

Net income (loss)	$117	$117	$(18)	$(237)	$138	$117

	Successor
In thousands	For the Seven Months Ended January 1, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,526,617	$443	$(1,811)	$—	$1,525,249
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,316,286	387	6	—	1,316,679
Selling, general and administrative expenses	—	223,901	1,014	3,598	—	228,513
Transaction expenses	—	1,315	—	—	—	1,315

Operating income (loss)	—	(14,885)	(958)	(5,415)	—	(21,258)
Other (expense) income:
Interest expense	—	(37,390)	(1)	—	—	(37,391)
Other, net	—	(959)	(11)	12	—	(958)
Equity earnings of subsidiaries	(36,312)	(3,882)	—	—	40,194	—

Income (loss) from operations before income taxes	(36,312)	(57,116)	(970)	(5,403)	40,194	(59,607)
Income tax provision (benefit)	—	(20,804)	(379)	(2,112)	—	(23,295)

Net income (loss)	$(36,312)	$(36,312)	$(591)	$(3,291)	$40,194	$(36,312)

	Predecessor
In thousands	For the Five Months Ended May 28, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$935,400	$39	$(514)	$—	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	775,671	(2)	9	—	775,678
Selling, general and administrative expenses	5,892	123,483	3,230	2,541	—	135,146
Transaction expenses	—	42,608	—	—	—	42,608

Operating income (loss)	(5,892)	(6,362)	(3,189)	(3,064)	—	(18,507)
Other (expense) income:
Interest expense	(7,588)	(25,081)	—	—	—	(32,669)
Other, net	—	(77)	(67)	17	—	(127)
Equity earnings of subsidiaries	(26,597)	(4,432)	—	—	31,029	—

Income (loss) from operations before income taxes	(40,077)	(35,952)	(3,256)	(3,047)	31,029	(51,303)
Income tax provision (benefit)	(4,001)	(9,355)	(966)	(905)	—	(15,227)

Net income (loss)	$(36,076)	$(26,597)	$(2,290)	$(2,142)	$31,029	$(36,076)

	Predecessor
In thousands	For the Fiscal Year Ended January 2, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$2,058,459	$112,652	$676	$—	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,712,476	85,422	7	—	1,797,905
Selling, general and administrative expenses	344	269,110	32,605	4,130	—	306,189

Operating income (loss)	(344)	76,873	(5,375)	(3,461)	—	67,693
Other (expense) income:
Interest expense	(9,706)	(44,705)	(4)	—	—	(54,415)
Other, net	(2)	(346)	(673)	1	—	(1,020)
Equity earnings of subsidiaries	8,993	(3,830)	—	—	(5,163)	—

Income (loss) from operations before income taxes	(1,059)	27,992	(6,052)	(3,460)	(5,163)	12,258
Income tax provision (benefit)	(5,991)	18,999	(3,616)	(2,066)	—	7,326

Net income (loss)	$4,932	$8,993	$(2,436)	$(1,394)	$(5,163)	$4,932

Condensed Consolidating Statements of Cash Flows for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal year ended January 2, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Fiscal Year Ended December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(91,233)	$(99)	$326	$—	$(91,006)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,694)	—	—	—	(59,694)
Purchase of property and equipment	—	(31,044)	—	—	—	(31,044)
Purchase of assets held for sale	—	(2,975)	(18)	—	—	(2,993)
Proceeds from sale of property and equipment	—	72	7	—	—	79
Proceeds from disposal of assets held for sale	—	1,403	—	—	—	1,403

Net cash provided by (used in) investing activities	—	(92,238)	(11)	—	—	(92,249)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,760,364	—	—	—	2,760,364
Repayments of revolving credit facility	—	(2,577,380)	—	—	—	(2,577,380)
Outstanding checks	—	9,981	—	—	—	9,981
Payments of other long-term debt	—	(800)	(22)	—	—	(822)
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)

Net cash provided by (used in) financing activities	—	186,285	(22)	—	—	186,263

Net increase (decrease) in cash and cash equivalents	—	2,814	(132)	326	—	3,008
Cash and cash equivalents—beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents—end of period	$—	$14,118	$—	$861	$—	$14,979

	Successor
In thousands	For the Seven Months Ended January 1, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(11,797)	$(11,633)	$(197)	$188	$—	$(23,439)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(11,042)	24	—	—	(11,018)
Purchase of property and equipment	—	(12,381)	—	—	—	(12,381)
Purchase of assets held for sale	—	(718)	—	—	—	(718)
Proceeds from sale of property and equipment	—	74	—	—	—	74
Proceeds from disposal of assets held for sale	—	6,806	—	—	—	6,806

Net cash provided by (used in) investing activities	—	(17,261)	24	—	—	(17,237)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,995,596	—	—	—	1,995,596
Repayments of revolving credit facility	—	(1,997,413)	—	—	—	(1,997,413)
Outstanding checks	—	5,328	—	—	—	5,328
Payments of other long-term debt	—	(6,988)	(28)	—	—	(7,016)
Payments of deferred financing costs	—	(24,958)	—	—	—	(24,958)
Payments for termination of interest rate swap agreements	—	(2,804)	—	—	—	(2,804)
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—	—	(16,792)
8% cumulative preferred stock redemption	—	(30,102)	—	—	—	(30,102)
Payments of predecessor senior notes	—	(340,131)	—	—	—	(340,131)
Equity contribution	11,797	—	—	—	—	11,797
Proceeds from issuance of long-term debt	—	446,900	—	—	—	446,900

Net cash provided by (used in) financing activities	11,797	28,636	(28)	—	—	40,405

Net increase (decrease) in cash and cash equivalents	—	(258)	(201)	188	—	(271)
Cash and cash equivalents—beginning of period	—	11,562	333	347	—	12,242

Cash and cash equivalents—end of period	$—	$11,304	$132	$535	$—	$11,971

	Predecessor
In thousands	For the Five Months Ended May 28, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$6,263	$21,901	$(155)	$97	$—	$28,106

Cash flows from investing activities:
Purchase of property and equipment	—	(6,424)	—	—	—	(6,424)
Purchase of assets held for sale	—	(1,498)	—	—	—	(1,498)
Proceeds from sale of property and equipment	—	194	20	—	—	214
Proceeds from disposal of assets held for sale	—	185	—	—	—	185

Net cash (used in) provided by investing activities	—	(7,543)	20	—	—	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	828,727	—	—	—	828,727
Repayments of revolving credit facility	—	(822,005)	—	—	—	(822,005)
Outstanding checks	—	(15,369)	—	—	—	(15,369)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)
Payments of other long-term debt	—	(715)	(6)	—	—	(721)

Net cash provided by (used in) financing activities	(6,263)	(9,362)	(6)	—	—	(15,631)

Net increase (decrease) in cash and cash equivalents	—	4,996	(141)	97	—	4,952
Cash and cash equivalents—beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents—end of period	$—	$11,562	$333	$347	$—	$12,242

	Predecessor
In thousands	For the Fiscal Year Ended January 2, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operations	$(72)	$132,197	$(1,141)	$121	$—	$131,105

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(128)	244	—	—	116
Purchase of property and equipment	—	(12,532)	(221)	(4)	—	(12,757)
Purchase of assets held for sale	—	(1,382)	—	—	—	(1,382)
Proceeds from sale of property and equipment	—	133	38	—	—	171
Proceeds from disposal of assets held for sale	—	1,116	8,116	—	—	9,232

Net cash (used in) provided by investing activities	—	(12,793)	8,177	(4)	—	(4,620)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,056,414	—	—	—	2,056,414
Repayments of revolving credit facility	—	(2,147,985)	—	—	—	(2,147,985)
Outstanding checks	—	(23,989)	(8,535)	—	—	(32,524)
Payments of other long-term debt	—	(3,583)	(12)	—	—	(3,595)

Net cash provided by (used in) financing activities	—	(119,143)	(8,547)	—	—	(127,690)

Net increase (decrease) in cash and cash equivalents	(72)	261	(1,511)	117	—	(1,205)
Cash and cash equivalents—beginning of period	72	6,305	1,985	133	—	8,495

Cash and cash equivalents—end of period	$—	$6,566	$474	$250	$—	$7,290

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our remaining legacy computer systems to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Name	Age	Position
William E. Berry	57	President and Chief Executive Officer; Director, Accelerate Parent and Holdings
J. Michael Gaither	59	Executive Vice President, General Counsel and Secretary; Director, Holdings
David L. Dyckman	47	Executive Vice President and Chief Operating Officer; Director, Holdings
Jason T. Yaudes	38	Executive Vice President and Chief Financial Officer
Daniel K. Brown	58	Executive Vice President and President, Tire Pros
Phillip E. Marrett	61	Executive Vice President, Product Planning and Positioning
James M. Micali	63	Director, Accelerate Parent
Kevin Burns	47	Director, Accelerate Parent
Jeffrey Liaw	35	Director, Accelerate Parent
W. James Farrell	69	Director, Accelerate Parent
Gary M. Kusin	60	Director, Accelerate Parent
Carl Sewell	68	Director, Accelerate Parent
David Krantz	42	Director, Accelerate Parent

Director and Nominee Experience and Qualifications

The Board of Directors of Holdings, or Holdings Board and Accelerate Parent Board each believe that they should possess a combination of skills, professional experience, and diversity of viewpoints necessary to oversee our business. In addition, the Holdings Board and Accelerate Parent Board believe that there are certain attributes that every director should possess, as reflected in its membership criteria. Accordingly, the Holdings Board and Accelerate Parent Board consider the qualifications of directors and director candidates individually and in the broader context of its overall composition and our current and future needs.

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

J. Michael Gaither—Executive Vice President, General Counsel and Secretary; Director, Holdings. Mr. Gaither has served on the Holdings Board since May 2010 and has been our General Counsel and Secretary since 1991 and has been an Executive Vice President since May 1999. He was our Treasurer from February 2001 to June 2003, and Senior Vice President from 1991 to May 1999. Prior to joining us, he was a lawyer in private practice. He holds a bachelor’s degree from Duke University and a JD from the University of North Carolina-Chapel Hill. Mr. Gaither brings to the Holdings Board industry, legal and risk management experience, as well as in-depth knowledge of our business.

David L. Dyckman—Executive Vice President and Chief Operating Officer; Director, Holdings. Mr. Dyckman has served on the Holdings Board since May 2010 and has been our Executive Vice President and Chief Operating Officer since January 2012. He was our Executive Vice President and Chief Financial Officer from January 2006 to January 2012. Prior to joining us, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an MBA from Cornell University. Mr. Dyckman brings to the Holdings Board financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

Jason T. Yaudes—Executive Vice President and Chief Financial Officer. Mr. Yaudes has been our Executive Vice President and Chief Financial Officer since January 2012. Mr. Yaudes joined us in September 2006 as Vice President and Controller and has been Senior Vice President and Controller since December 2011. Prior to joining us, Mr. Yaudes worked with Timco Aviation Services, Inc. holding several positions ranging from Senior Financial Reporting Manager to Chief Accounting Officer. Between 1996 and 2002, Mr. Yaudes worked with the accounting firm of Arthur Andersen as a Manager in the Audit and Business Advisory Services group. Mr. Yaudes holds a bachelor’s degree from Appalachian State University and holds the designation as a Certified Public Accountant.

Daniel K. Brown—Executive Vice President and President, Tire Pros. Mr. Brown has been our Executive Vice President and President, Tire Pros since December 2010. He was our Executive Vice President of Sales from March 2008 until November 2010, our Senior Vice President of Procurement from March 2001 until March 2008 and our Senior Vice President of Sales and Marketing from 1997 to March 2001. Prior to that time, he held a variety of positions with us, including Vice President of Marketing, Director of Marketing and Marketing Manager. Mr. Brown holds a bachelor’s degree from Western Carolina University.

Phillip E. Marrett—Executive Vice President, Product Planning and Positioning. Mr. Marrett has been our Executive Vice President, Product Planning and Positioning since July 2011. He was our Executive Vice

President of Procurement from March 2008 until June 2011 and our Regional Vice President in the Southeast Division from 1998 to March 2008. Prior to joining American Tire, he was employed by Itco from 1997 to 1998 and Dunlop Tire from 1976 to 1996.

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

Jeffrey Liaw—Director, Accelerate Parent. Mr. Liaw has served on the Board of Directors of Accelerate Parent since May 2010. Mr. Liaw is a member of TPG Capital’s North American Buyouts Group, which is focused on the firm’s efforts in industrials/manufacturing and energy & power investments. Mr. Liaw previously worked in the industrials group of Bain Capital in New York City and the Boston Consulting Group in San Francisco. He received his MBA from Harvard Business School with high distinction and is a Phi Beta Kappa graduate of the University of Texas. He is a member of the board of directors of Graphic Packaging, a NYSE-listed consumer packaging company, and serves on its nominating and corporate governance committee. He serves on the board of directors of Energy Future Holdings (formerly TXU Corp), a leading integrated power company based in Dallas. Mr. Liaw brings to the Accelerate Parent Board risk management, financial and strategic planning experience. Mr. Liaw also possesses company board experience.

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

Carl Sewell—Director, Accelerate Parent. Mr. Sewell has served on the Board of Directors of Accelerate Parent since March 2011. He is the Chairman of Sewell automotive Companies. In addition, Mr. Sewell currently serves on the Board of Trustees for Southern Methodist University and the Southern Methodist University, Cox School of Business, having served as past chairman for both. He holds a B.B.A. from Southern Methodist University. Mr. Sewell brings to the Accelerate Parent Board leadership, industry, financial and strategic planning experience.

David Krantz—Director, Accelerate Parent. Mr. Krantz has served on the Board of Directors of Accelerate Parent since March 2011. He is President & CEO of AT&T Interactive. In addition to AT&T Interactive, Mr. Krantz has held several other senior leadership positions with AT&T. Prior to joining AT&T, Mr. Krantz held senior leadership positions at GoDigital Networks, a telecommunications equipment company, AOL/Netscape, Pacific Bell, and Sprint. Mr. Krantz holds a bachelor’s degree in Finance and Management from the University of Virginia’s McIntire School of Commerce and earned an MBA from Harvard University. Mr. Krantz brings to the Accelerate Parent Board leadership, industry, financial and strategic planning experience.

Board Composition and Independence

The Holdings Board consists of three directors, all of whom are executive officers of Holdings and so are not independent. The Accelerate Parent Board consists of eight directors. Our Sponsor has the right to nominate, and has nominated, all of the directors that serve on the Accelerate Parent Board. Because of their affiliations with the Sponsor and us, none of the directors of the Accelerate Parent Board other than Mr. Micali, Mr. Sewell and Mr. Krantz are independent.

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

Compensation Committee Report

The Accelerate Parent Board performs equivalent functions of a compensation committee since the Accelerate Parent Board does not have a compensation committee. The Accelerate Parent Board has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Accelerate Parent Board approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

THE ACCELERATE PARENT BOARD
William E. Berry
James M. Micali
Kevin Burns
Jeffrey Liaw
W. James Farrell
Gary M. Kusin
Carl Sewell
David Krantz

Compensation Discussion and Analysis

Overview

This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2011 by the following individuals, referred to as our named executive officers:

•	William E. Berry, President and Chief Executive Officer;

•	J. Michael Gaither, Executive Vice President and General Counsel;

•	David L. Dyckman, Executive Vice President and Chief Financial Officer;

•	Daniel K. Brown, Executive Vice President and President, Tire Pros; and

•	Phillip E. Marrett, Executive Vice President, Product Planning and Positioning.

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

Overview of Executive Compensation Components

In fiscal 2011, our executive compensation program consists of several compensation elements, as illustrated in the table below.

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

The Deferred Compensation Plan is a nonqualified plan comprised of a voluntary deferral program that allows the named executive officers to defer a portion of their annual salary and bonus and a noncontributory program that provides for certain contributions to be made on behalf of certain executives by us according to a Board approved schedule. We suspended contributions to this plan for fiscal 2009, but reintroduced them for fiscal 2010 and 2011. While our funds are set aside to fund this plan, they remain available to our general creditors.

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

Base Salary

Historically, base salary levels have reflected a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. We did not target base salary at any particular percent of total compensation. Prior to the Merger, our compensation committee reviewed salary levels annually using the factors described above. The Chief Executive Officer participated with other senior management in preparing salary recommendations for the compensation committee, including that of the Chief Executive Officer. These recommendations were reviewed, modified and approved by the compensation committee and submitted to the Holdings Board for final ratification. The Accelerate Parent Board reviews salary levels annually using substantially the same factors as described above. The Chief Executive Officer and other senior management continue to participate in preparing salary recommendations for presentation to the Accelerate Parent Board.

In fiscal 2011, base pay increases granted to Messrs. Berry, Gaither, Dyckman, Brown and Marrett ranged from 20.0% to 20.7% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness. Base pay increases were not granted in either fiscal 2009 or fiscal 2010 to Messrs. Gaither, Dyckman, Brown or Marrett. Mr. Berry’s salary was increased to $500,000 in connection with his appointment as Chief Executive Officer in April 2009 to reflect the increased responsibilities and duties commensurate with that position. Mr. Berry did not receive a base pay increase in fiscal 2010.

Annual Incentive Plan

Our annual incentive plan, which we refer to as the annual incentive plan, provides our executive officers an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals.

As in setting base salaries, we have historically considered a combination of factors in establishing the annual target bonus opportunities for our named executive officers. Budgeted Adjusted EBITDA is a primary factor, as target bonus opportunities are adjusted annually when we set our budgeted Adjusted EBITDA goals for the year. Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization further adjusted to exclude certain non-cash, non-recurring, cost reduction and other adjustment items permitted in calculating covenant compliance under the indentures governing our senior notes. We do not target annual bonus opportunities at any particular percentage of total compensation.

Once our performance goals have been set and approved, the Accelerate Parent Board then sets a bonus pool for all executives covered by the annual incentive plan, whose size is equal to a designated percentage of Adjusted EBITDA actually achieved by us. No bonus pool is funded if actual performance falls below 85% of the Adjusted EBITDA goal. The pool grows pro-rata for actual performance between 85% and 100% of the Adjusted EBITDA goal. Above 100% of the Adjusted EBITDA goal, the pool grows by approximately 20% of each incremental Adjusted EBITDA dollar. The bonus pool is divided among participants in the annual incentive plan based on each participant’s designated percentage of the bonus pool, which percentages were established by the Accelerate Parent Board.

Payment under the annual incentive plan for fiscal 2011 was based on achievement of performance goals relating to Adjusted EBITDA, which we believe has a strong correlation with stockholder value and other key performance criteria. We set the Adjusted EBITDA goals for fiscal 2011 bonus opportunities at levels that were intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry. For fiscal 2011, the targeted bonus pool was $8.9 million, subject to adjustment, based upon an Adjusted EBITDA target of $165.0 million. In fiscal 2011, we achieved 100% of the Adjusted EBITDA goal. The percentage of the bonus pool designated for each named executive officer for fiscal 2011 was: Mr. Berry, 17.5%; Mr. Dyckman, 8.0%; Messrs. Gaither, Brown and Marrett, 6.0% each. Actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

Stock Option Plans

Prior to the Merger, we had one stock option plan in effect, the 2005 Management Stock Incentive Plan, which we refer to as the 2005 Plan. In connection with the Merger, the 2005 Plan was terminated and all outstanding options granted under the 2005 Plan were cancelled. Unvested options were cancelled without payment to the holders. Holders of vested options with an exercise price less than the per share merger consideration received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the cancelled option.

Following the Merger, on August 30, 2010, Accelerate Parent adopted the Accelerate Parent Corp. Management Equity Incentive Plan, which we refer to as the 2010 Plan. The 2010 Plan was amended and restated on October 14, 2010. The 2010 Plan is designed to promote the interests of Accelerate Parent and its direct and indirect affiliates and stockholders by providing key employees, directors, service providers and consultants incentives to encourage them (i) to continue working for Accelerate Parent and its affiliates; and (ii) to work to improve Accelerate Parent’s growth and profitability.

The 2010 Plan authorizes Accelerate Parent to issue options to purchase up to 48,600,000 shares of common stock of Accelerate Parent, or Accelerate Common Stock. As of March 5, 2012, Accelerate Parent has granted 44,598,400 options to our key employees and certain directors. The named executive officers have received the following grants: 8,640,000 options to Mr. Berry, 4,860,000 to Mr. Dyckman, and 4,320,000 to each of Messrs. Gaither, Brown and Marrett.

Options granted pursuant to the 2010 Plan may be either (i) time-based or (ii) performance-based. In general, time-based options vest ratably on each of the first through fifth anniversaries of the grant date until 100% of the time-based options are fully vested and exercisable, provided the participant remains continuously employed by us through each such vesting date. Each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, we have achieved the EBITDA target established for such fiscal year by the terms of the option. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the fiscal year and the first fiscal year following that fiscal year; or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. Similar to the time-based options, the participant must remain employed through the vesting date in order to exercise the performance-based options. Under the 2010 Plan, all options, vested or not, expire on the tenth anniversary of their grant date unless otherwise provided.

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

Summary Compensation Table for Fiscal 2011, 2010 and 2009

The following table summarizes compensation for our named executive officers for fiscal years 2011, 2010 and 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William E. Berry	2011	$600,000	$—	$1,584,000	$57,959	$2,241,959
President and Chief Executive Officer	2010	500,000	3,668,635	2,277,000	12,380,100	18,825,735
	2009	480,769	—	875,200	29,305	1,385,274

J. Michael Gaither	2011	350,000	—	545,000	56,276	951,276
Executive Vice President, General Counsel and Secretary	2010	290,000	1,834,318	810,900	5,947,889	8,883,107
	2009	290,000	—	250,100	33,654	573,754

David L. Dyckman (1) (2)	2011	350,000	—	727,000	28,430	1,105,430
Executive Vice President and Chief Financial Officer	2010	290,000	2,063,607	810,900	2,302,285	5,466,792
	2009	290,000	—	250,100	18,041	558,141

Daniel K. Brown	2011	325,000	—	545,000	52,400	922,400
Executive Vice President and President, Tire Pros	2010	270,000	1,834,318	810,900	1,324,507	4,239,725
	2009	270,000	—	250,100	30,262	550,362

Phillip E. Marrett	2011	325,000	—	545,000	39,051	909,051
Executive Vice President, Product Planning and Positioning	2010	270,000	1,834,318	810,900	1,316,610	4,231,828
	2009	270,000	—	250,100	21,828	541,928

(1)	Effective January 23, 2012, Mr. Dyckman was appointed Executive Vice President and Chief Operating Officer. Mr. Dyckman remains subject to the same employment agreement he had in 2011.
(2)	Jason T. Yaudes was appointed Executive Vice President and Chief Financial Officer effective January 23, 2012. Mr. Yaudes will receive an annual base salary of $350,000 and will be eligible to participate in the benefit plans and programs generally maintained by us for senior executives from time to time, including our annual performance-based cash bonus program.
(3)	Represents the aggregate grant date fair value of option awards granted during the fiscal year ended January 1, 2011 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuation, see Note 12 in our Notes to Consolidated Financial Statements.

All Other Compensation from Summary Compensation Table for Fiscal 2011, 2010 and 2009

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance	401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits	Long- term Disability	Payments Related to Merger (1)	Total ($)
William E. Berry	2011	$20,000	$19,200	$8,250	$5,544	$3,612	$596	$757	$—	$57,959
	2010	20,000	18,400	8,250	5,544	2,108	3,676	605	12,321,517	12,380,100
	2009	—	16,800	2,191	6,006	2,034	1,064	1,210	—	29,305

J. Michael Gaither	2011	17,000	16,800	8,250	6,000	3,612	3,757	857	—	56,276
	2010	17,000	16,800	8,250	6,015	3,462	2,295	907	5,893,160	5,947,889
	2009	—	16,800	1,797	6,000	3,310	4,537	1,210	—	33,654

David L. Dyckman	2011	—	14,400	8,250	2,760	1,260	903	857	—	28,430
	2010	—	14,400	8,250	1,840	795	599	907	2,275,494	2,302,285
	2009	—	14,400	1,673	—	758	—	1,210	—	18,041

Daniel K. Brown	2011	16,000	14,400	8,250	5,544	3,612	3,737	857	—	52,400
	2010	16,000	14,400	8,100	5,544	3,347	715	907	1,275,494	1,324,507
	2009	—	14,400	1,558	6,006	3,136	3,952	1,210	—	30,262

Phillip E. Marrett	2011	10,000	14,400	8,250	—	5,544	—	857	—	39,051
	2010	10,000	14,400	8,100	—	3,309	4,400	907	1,275,494	1,316,610
	2009	—	14,400	1,558	—	3,151	1,509	1,210	—	21,828

(1)	As described below under “Payments Received by Directors and Named Executive Officers in Connection with the Merger,” for any vested options under the 2005 Option Plan with an exercise price per share less than $596.65, our named executive officers received an option cancellation payment for each share underlying the vested options equal to the difference between $596.65 and the per-share exercise price. Mr. Dyckman also received a discretionary cash bonus of $1.0 million in connection with the Merger.

Grants of Plan-Based Awards During Fiscal 2011

The following table sets forth certain information regarding the grant of plan-based awards made during fiscal 2011 to the named executive officers:

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($) (1)	($) (2)	($) (3)
William E. Berry	$750,888	$1,584,000	$—
J. Michael Gaither	268,500	545,000	—
David L. Dyckman	358,000	727,000	—
Daniel K. Brown	268,500	545,000	—
Phillip E. Marrett	268,500	545,000	—

(1)	Represents the minimum payment under the annual incentive plan if we achieve the threshold level of 85% of the Adjusted EBITDA goal during fiscal 2011.
(2)	Represents payments under the annual incentive plan if 100% of plan performance was achieved during fiscal 2011. In fiscal 2011, we met plan targets, which resulted in the payments listed above. These payments are included in the Summary Compensation Table under the heading "Non-Equity Incentive Plan Compensation."
(3)	There is no limit to the maximum amount payable under the annual incentive plan.

Outstanding Equity Awards at Fiscal 2011 Year End

The following table provides information concerning unexercised options for our named executive officers as of December 31, 2011, the last day of our 2011 fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
William E. Berry	1,728,000	3,456,000	3,456,000	$1.00	08/30/20
J. Michael Gaither	864,000	1,728,000	1,728,000	1.00	08/30/20
David L. Dyckman	972,000	1,944,000	1,944,000	1.00	08/30/20
Daniel K. Brown	864,000	1,728,000	1,728,000	1.00	08/30/20
Phillip E. Marrett	864,000	1,728,000	1,728,000	1.00	08/30/20

(1)	Represents the number of unexercised time-based options held by our named executive officers as of December 31, 2011. These time-based options, all of which were granted under the 2010 Plan, vest ratably on each of the first through fifth anniversaries of the grant date, provided that the participant remains continuously employed by us through each vesting date. If that condition is met, these options will fully vest on May 28, 2015.
(2)	Represents the number of unexercised performance-based options held by our named executive officers as of December 31, 2011. All of these performance-based options were granted under the 2010 Plan. Each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the options. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vest upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant much remain employed through the vesting date in order to exercise any performance-based options.

Nonqualified Deferred Compensation for Fiscal Year 2011

The following table sets forth information regarding the nonqualified deferred compensation plans, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer during the fiscal year ended December 31, 2011, the aggregate contributions made the Company during the fiscal year ended December 31, 2011, the aggregate earnings accrued during the fiscal year ended December 31, 2011, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended December 31, 2011 and the balance of account as of December 31, 2011.

Name	Executive Contributions in 2011 ($) (1)	Registrant Contributions in 2011 ($) (2)	Aggregate Earnings in 2011 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2011 ($) (4)
William E. Berry	$23,077	$20,000	$2,337	$(186,127)	$304,705
J. Michael Gaither	577	17,000	(1)	(15,622)	300,016
David L. Dyckman	—	—	—	—	—
Daniel K. Brown	—	16,000	(23,385)	—	353,610
Phillip E. Marrett	—	10,000	208	—	59,994

(1)	Amounts in this column are included in the amounts reported as "Salary" or "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for Fiscal Year 2011 for each of the named executive officers.

(2)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(3)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments elected by each participant in the plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(4)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
William E. Berry	2011	$43,077
	2010	43,490
	2009	18,625

J. Michael Gaither	2011	17,577
	2010	19,490
	2009	168

David L. Dyckman	2011	—
	2010	—
	2009	—

Daniel K. Brown	2011	16,000
	2010	16,000
	2009	—

Phillip E. Marrett	2011	10,000
	2010	12,490
	2009	—

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

Payment Summary

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons. The table does not include nonqualified deferred compensation for which the named executive officers are fully vested or payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance. The amounts shown assume termination of employment or a change in control as of December 31, 2011, the last day of our 2011 fiscal year.

Name	Payments upon Termination	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Death or Disability (1)	Change in Control (2)
William E. Berry	Severance and Noncompetition Agreement	$1,800,001	$—	$—	$—
	Bonus	1,584,000	1,584,000	1,584,000	—
	Health Benefits	91,974	—	—	—

	Total	$3,475,975	$1,584,000	$1,584,000	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$925,000	$—	$—	$—
	Bonus	545,000	545,000	545,000	—
	Health Benefits	13,258	—	—	—

	Total	$1,483,258	$545,000	$545,000	$—

David L. Dyckman	Severance and Noncompetition Agreement	$600,000	$—	$—	$—
	Bonus	727,000	727,000	727,000	—
	Health Benefits	11,497	—	—	—

	Total	$1,338,497	$727,000	$727,000	$—

Daniel K. Brown	Severance and Noncompetition Agreement	$575,000	$—	$—	$—
	Bonus	545,000	545,000	545,000	—
	Health Benefits	11,497	—	—	—

	Total	$1,131,497	$545,000	$545,000	$—

Phillip E. Marrett	Severance and Noncompetition Agreement	$560,000	$—	$—	$—
	Bonus	545,000	545,000	545,000	—
	Health Benefits	7,338	—	—	—

	Total	$1,112,338	$545,000	$545,000	$—

(1)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. These payments are generally available to all employees and are therefore not included in the above table.

(2)	We do not provide our named executive officers with change in control benefits. If a named executive officer was terminated following a change in control, such officer would receive payments pursuant to the employment and severance agreements described above.

Compensation of Directors

Holdings Board

The current members of the Holdings Board are employees of Holdings and do not receive separate compensation for their service as directors of Holdings.

Accelerate Parent Board

For their service as members of the Accelerate Parent Board, each of James Farrell, Gary Kusin, James Micali, Carl Sewell, and David Krantz (the “Outside Directors”) will receive an annual fee of $150,000 in cash, payable in quarterly installments. Upon their appointment to the Accelerate Parent Board, each of the Outside Directors also received a one-time grant of options under the 2010 Plan to purchase 200,000 shares of Accelerate Common Stock at the fair market value on the date of grant. These options vest in three equal installments on each of the first three anniversaries of the date of grant. In October 2010, we adopted the Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”). Each Outside Director receives an annual grant under the Restricted Stock Plan of restricted shares of Accelerate Common Stock valued at $50,000, with vesting to occur in two equal installments on each of the first two anniversaries of the date of grant. Each Outside Director also received a one-time opportunity to purchase up to $1,000,000 in Accelerate Common Stock, at a per share price equal to the fair market value on the date of purchase. These equity arrangements were to further align our Outside Directors’ interests with the interests of our stockholders. The members of the Accelerate Parent Board other than the Outside Directors do not receive separate compensation for their service as directors of Accelerate Parent.

The following table sets forth the compensation paid to the Outside Directors in fiscal 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)

James Farrell	$150,000	$—	$—	$150,000
Gary Kusin	150,000	—	—	150,000
James M. Micali	150,000	—	—	150,000
Carl Sewell	125,000	50,000	87,072	262,072
David Krantz	115,732	50,000	86,924	252,656

(1)	Represents the aggregate grant date fair value for restricted stock granted during fiscal 2011 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the restricted stock was based on the stock price of Accelerate Common Stock on the grant date of $1.00 per share.
(2)	Represents the aggregate grant date fair value for option awards granted during fiscal 2011 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. The assumptions used in the Black-Scholes Model were: (i) an expected life of 6.0 years, (ii) no dividend yield, (iii) an expected stock price volatility of 40.75% and (iv) a risk-free interest rate of 2.86% for Mr. Sewell and (i) an expected life of 6.0 years, (ii) no dividend yield, (iii) an expected stock price volatility of 40.75% and (iv) a risk-free interest rate of 2.82% for Mr. Krantz.

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

The following table sets forth information with respect to the ownership as of March 1, 2012 for (a) each person known by us to own beneficially more than a 5% equity interest in Accelerate Parent, (b) each member of our board of directors, (c) each member of Accelerate Parent’s board of directors, (d) each of our named executive officers, and (e) all of the named executive officers and directors as a group. We have 1,000 shares of common stock outstanding, all of which are owned indirectly by Accelerate Parent. Share amounts indicated below reflect beneficial ownership, through Accelerate Parent, by such entities or individuals of these 1,000 shares of American Tire Distributors Holdings, Inc.

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

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
TPG Capital (1)	949.68	94.968%
Executive Officers and Directors
William E. Berry (2)	3.83	*
J. Michael Gaither (3)	*	*
David L. Dyckman (4)	*	*
Daniel K. Brown (5)	*	*
Phillip E. Marrett (6)	*	*
Jason T. Yaudes (7)	*	*
W. James Farrell (8)	1.53	*
Gary Kusin (9)	*	*
James Micali (10)	*	*
Carl Sewell (11)	*	*
David Krantz (12)	*	*
Kevin Burns (13)	949.68	94.968%
Jeffrey Liaw (13)	949.68	94.968%
All directors and executive officers as a group (13 persons)	960.56	96.056%

*	Represents less than one percent or one share, as applicable.
(1)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 324,969,701 shares of Accelerate Parent held by TPG Accelerate VI, LP and (ii) 324,969,701 shares of Accelerate Parent held by TPG Accelerate V, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by William E. Berry reflect (i) 1,833,790 shares of Accelerate Parent held directly by Mr. Berry, (ii) 392,955 shares of Accelerate Parent held by the Trust FBO Meredith Elaine Berry U/A, a trust established for the benefit of Mr. Berry's minor daughter, and (iii) 392,955 shares of Accelerate Parent held by the Trust FBO Michael Dolan Berry U/A, a trust established for the benefit of Mr. Berry's minor son. Mr. Berry's wife, Marianne Dolan Berry, is the trustee of each trust and has sole investment and dispositive power over the shares held by the trusts. Mr. Berry disclaims beneficial ownership of such shares.
(3)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by J. Michael Gaither reflect his ownership of 632,500 shares of Accelerate Parent.
(4)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David L. Dyckman reflect his ownership of 496,800 shares of Accelerate Parent.
(5)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Daniel K. Brown reflect his ownership of 572,700 shares of Accelerate Parent.
(6)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Phillip E. Marrett reflect his ownership of 572,700 shares of Accelerate Parent.

(7)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Jason T. Yaudes reflect his ownership of 57,500 shares of Accelerate Parent.
(8)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by W. James Farrell reflect his ownership of 1,000,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(9)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Gary Kusin reflect his ownership of 500,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(10)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by James Micali reflect his ownership of 250,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(11)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Carl Sewell reflect his ownership of 500,000 shares of Accelerate Parent and 50,000 shares of restricted stock of Accelerate Parent.
(12)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David Krantz reflect his ownership 50,000 shares of restricted stock of Accelerate Parent.
(13)	Includes all shares held by TPG Accelerate V, LP and TPG Accelerate VI, LP. Each of Kevin Burns and Jeffrey Liaw may be deemed to be a beneficial owner of these interest due to his status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Messrs. Burns and Liaw is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants ands rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	44,598,400	$1.00	4,001,600
Equity compensation plans not approved by shareholders	—	—	—

Total	44,598,400	$1.00	4,001,600

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Note 16 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2011 and as of December 31, 2011, none all of our directors meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2011 and 2010.

In thousands	2011	2010
Audit Fees (a)	$491	$1,883
Audit-Related Fees (b)	58	—

Total	$549	$1,883

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits, issuance of consents, comfort letters and assistance with, and review of, documents filed with the SEC.
(b)	Audit-related fees include payment for services in connection with our acquisitions as well as consultation on accounting standards or transactions.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011 for the Successor

•

Consolidated Statements of Operations for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 and fiscal year ended January 2, 2010 for the Predecessor

•

Consolidated Statements of Stockholder’s Equity and Other Comprehensive Income (Loss) for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal year ended January 2, 2010 for the Predecessor

•

Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 and fiscal year ended January 2, 2010 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Year ended December 31, 2011 and Seven Months Ended January 1, 2011 for the Successor and the Five Months Ended May 28, 2010 and Fiscal Year Ended January 2, 2010 for the Predecessor

		Additions
In thousands	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Year
Successor 2011
Allowance for doubtful accounts	$340	$1,911	$—		$(1,555	)(1)	$696
Acquisition exit cost reserves (2)	6,975	(498)	—		(2,612)		3,865
Inventory reserves	192	480	—		(158)		514
Sales returns and allowances	29	2,996	—		(1,043)		1,982
Valuation allowance on deferred tax assets	596	244	—		—		840
Successor Seven Months ended January 1, 2011
Allowance for doubtful accounts	$—	$1,762	$—		$(1,422	)(1)	$340
Acquisition exit cost reserves (2)	6,820	257	2,273	(3)	(2,375)		6,975
Inventory reserves	—	192 (4)	—		—		192
Sales returns and allowances	—	(35)	—		64		29
Valuation allowance on deferred tax assets	999	—	—		(403)		596
Predecessor Five Months Ended May 28, 2010
Allowance for doubtful accounts	$2,280	$608	$—		$(1,428	)(1)	$1,460
Acquisition exit cost reserves (2)	8,704	(109)	—		(1,775)		6,820
Inventory reserves	1,001	111 (4)	—		—		1,112
Sales returns and allowances	1,255	732	—		(882)		1,105
Valuation allowance on deferred tax assets	1,558	—	—		(559)		999
Predecessor 2009
Allowance for doubtful accounts	$2,314	$1,381	$—		$(1,415	)(1)	$2,280
Acquisition exit cost reserves (2)	15,273	(2,699)	1,643	(3)	(5,513)		8,704
Inventory reserves	865	136 (4)	—		—		1,001
Sales returns and allowances	1,679	2,892	—		(3,316)		1,255
Valuation allowance on deferred tax assets	651	907	—		—		1,558

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents the fair value of closed facilities costs recorded in connection with acquisitions.
(4)	Amounts represent net changes in reserve levels for additionally calculated requirements or reductions resulting from sale of or scrapping of obsolete inventories.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of April 20, 2010, by and among American Tire Distributors Holdings, Inc., Accelerate Holdings Corp., Accelerate Acquisition Corp. and Investcorp International, Inc., in its capacity as a representative of the stockholders, optionholders and warrantholders of American Tire Distributors Holdings, Inc. (incorporated by reference to exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed April 23, 2010).

3.1	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.2	Amended and Restated Bylaws of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.3	Second Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.5	Articles of Incorporation of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.6	Bylaws of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A filed January 24, 2011).

4.1	Senior Secured Notes Indenture, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 9.750% Senior Secured Notes due 2017 (incorporated by reference to exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.2	Senior Subordinated Notes Indenture, dated as of May 28, 2010 among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to exhibit 4.2 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.3	Form of 9.750% Senior Secured Notes due 2017 (included in Exhibit 4.1).

4.4	Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.5	Lien Subordination and Intercreditor Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Bank of America, N.A. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.6	Intercreditor and Collateral Agency Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.7	Form of 11.50% Senior Subordinated Notes due 2018 (included in Exhibit 4.2).

4.8	Registration Rights Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and Banc of America Securities LLC, Barclays Capital Inc., RBC Capital Markets Corporation and UBS Securities LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.1	Fifth Amended and Restated Credit Agreement, dated as of May 28, 2010 (incorporated by reference to exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

10.2	First Amendment to Fifth Amended and Restated Credit Agreement, effective as of May 28, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.3	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 6, 2011, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., The Bowlus Service Company, Tire Wholesalers, Inc., ATD Acquisition Co. III, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 9, 2011).

10.4	Amended and Restated Pledge and Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.5	Amended and Restated Accelerate parent Corp. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.6	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.7	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for certain employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.8	Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.9	Form of Restricted Stock Grant Agreement under the 2010 Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.10	Transaction and Monitoring Fee Letter Agreement, dated as of May 28, 2010, between American Tire Distributors, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.11	Indemnification Agreement, dated as of May 28, 2010, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Tire Pros Francorp and TPG Capital, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.12	Accelerate Parent Corp. Management Stockholders’ Agreement, dated as of June 15, 2010, among Accelerate Parent Corp., TPG Partners V, L.P. and TPG Partners VI, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.13	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.14	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.15	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.16	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.17	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report Form 10-K filed March 31, 2006).

10.18	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.19	Second Amendment to Executive Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 18, 2009).

10.20	Separation Agreement and General Release, dated as of May 21, 2010, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.21	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009).

12.1	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.*

21.1	Chart of the subsidiaries of American Tire Distributors Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 12, 2012.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/S/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2012.

Signature	Title	Date

/S/ WILLIAM E. BERRY William E. Berry	Director, President and Chief Executive Officer (Principle Executive Officer)	March 12, 2012

/S/ JASON T. YAUDES Jason T. Yaudes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012

/S/ DAVID L. DYCKMAN David L. Dyckman	Director, Executive Vice President and Chief Operating Officer	March 12, 2012

/S/ J. MICHAEL GAITHER J. Michael Gaither	Director, Executive Vice President, General Counsel and Secretary	March 12, 2012