Form 10-Q
period 2012-03-31
American Tire Distributors Holdings, Inc.
filed 2012-05-14
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of common shares outstanding at May 1, 2012: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,376	$14,979
Restricted cash	1,072	1,072
Accounts receivable, net	279,528	268,943
Inventories	663,042	641,710
Income tax receivable	468	1,601
Deferred income taxes	15,082	15,042
Assets held for sale	6,680	6,301
Other current assets	13,104	13,203

Total current assets	990,352	962,851

Property and equipment, net	107,094	99,930
Goodwill	445,715	445,715
Other intangible assets, net	721,946	737,684
Other assets	55,964	56,383

Total assets	$2,321,071	$2,302,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507,981	$469,867
Accrued expenses	44,926	45,693
Current maturities of long-term debt	384	158

Total current liabilities	553,291	515,718

Long-term debt	828,172	835,650
Deferred income taxes	277,293	282,756
Other liabilities	12,906	12,620
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	692,508	691,951
Accumulated (deficit) earnings	(43,272)	(36,195)
Accumulated other comprehensive income (loss)	173	63

Total stockholders’ equity	649,409	655,819

Total liabilities and stockholders’ equity	$2,321,071	$2,302,563

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Net sales	$794,132	$640,822
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	669,311	532,957
Selling, general and administrative expenses	119,319	99,543
Transaction expenses	586	1,062

Operating income (loss)	4,916	7,260
Other income (expense):
Interest expense	(16,752)	(16,527)
Other, net	(702)	(275)

Income (loss) from operations before income taxes	(12,538)	(9,542)
Income tax provision (benefit)	(5,461)	(4,006)

Net income (loss)	$(7,077)	$(5,536)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	110	(31)

Other comprehensive income (loss)	110	(31)

Comprehensive income (loss)	$(6,967)	$(5,567)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income
In thousands, except share amounts		Shares	Amount
Balance, December 31, 2011	$655,819	1,000	$—	$691,951	$(36,195)	$63
Net income (loss)	(7,077)	—	—	—	(7,077)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	110	—	—	—	—	110
Stock-based compensation expense	557	—	—	557	—	—

Balance, March 31, 2012	$649,409	1,000	$—	$692,508	$(43,272)	$173

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Cash flows from operating activities:
Net income (loss)	$(7,077)	$(5,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,054	18,517
Amortization of other assets	1,217	1,291
Benefit for deferred income taxes	(5,575)	(5,812)
Provision for doubtful accounts	372	576
Stock-based compensation	557	615
Other, net	633	334
Change in operating assets and liabilities:
Accounts receivable	(10,957)	(19,626)
Inventories	(21,332)	(93,569)
Income tax receivable	1,133	—
Other current assets	99	900
Accounts payable and accrued expenses	33,859	56,516
Other, net	(451)	(1,121)

Net cash provided by (used in) operating activities	13,532	(46,915)

Cash flows from investing activities:
Purchase of property and equipment	(12,350)	(4,878)
Purchase of assets held for sale	(837)	(1,053)
Proceeds from sale of property and equipment	29	28
Proceeds from sale of assets held for sale	342	385

Net cash provided by (used in) investing activities	(12,816)	(5,518)

Cash flows from financing activities:
Borrowings from revolving credit facility	695,063	601,255
Repayments of revolving credit facility	(700,928)	(538,315)
Outstanding checks	3,024	(10,703)
Payments of other long-term debt	(1,478)	(411)

Net cash provided by (used in) financing activities	(4,319)	51,826

Net increase (decrease) in cash and cash equivalents	(3,603)	(607)
Cash and cash equivalents - beginning of period	14,979	11,971

Cash and cash equivalents - end of period	$11,376	$11,364

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,701	$3,578
Cash payments (receipts) for taxes, net	$(171)	$847

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business:

American Tire Distributors Holdings, Inc. (“Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATDI is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools. Its customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. ATDI serves a majority of the contiguous United States through one operating and reportable segment. Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries.

2.	Basis of Presentation:

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the American Tire Distributors Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2012 and April 2, 2011 each contain operating results for 13 weeks.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). The Merger was financed by $635 million in aggregate principal amount of debt financing as well as common equity capital. In connection with the Merger, the Company conducted cash tender offers for its existing outstanding debt securities, all of which were subsequently purchased and retired. Although the Company continues to operate as the same legal entity subsequent to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. As well, under the guidance of the Securities and Exchange Commission (“SEC”), push-down accounting is required when such transactions result in an entity being substantially wholly-owned. Therefore, the basis in shares of the Company’s common stock have been pushed down from the accounts of the parent and recorded on the financial statements of the subsidiary.

3.	Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires us to present the components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012; however, we perform our annual impairment test in the fourth quarter and do not expect the adoption of this ASU to significantly impact our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 revises ASU No. 2011-05 to defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012. The revised presentation requirements are reflected in our consolidated financial statements.

4.	Acquisition:

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

5.	Inventories:

Inventories consist primarily of tires, custom wheels and accessories and tire supplies and tools. Reported amounts are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility. See Note 9 for further information.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At March 31, 2012, assets held for sale totaled $6.7 million, of which $1.7 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc (Am-Pac) acquisition in 2008, the Company acquired a distribution center and also former headquarters of Am-Pac located in Simi Valley, CA. During 2011, the facility was classified as held for sale. The building has a carrying value of $5.0 million and was previously used as a warehouse within the Company’s distribution operations. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	Holdings
Balance, December 31, 2011	$445,715
Acquisitions	—
Purchase accounting adjustments	—

Balance, March 31, 2012	$445,715

At March 31, 2012, the Company has recorded goodwill of $445.7 million, of which approximately $23 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $26.2 million as goodwill. See Note 4 for additional information.

In the fourth quarter of 2011, the Company reduced its goodwill by $11.7 million related to the Merger. The adjustment related to net deferred tax liabilities established during purchase accounting and represent accounting errors. The Company does not believe that the adjustment is material to any of its previously issued financial statements and therefore, has not adjusted any prior period amounts.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at March 31, 2012 and December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
Customer list	$572,209	$572,209
Noncompete agreement	6,568	6,320
Tradenames	4,104	4,104

Total gross finite-lived intangible assets	582,881	582,633
Accumulated amortization	(110,828)	(94,842)

Total net finite-lived intangible assets	472,053	487,791
Tradenames (indefinite-lived)	249,893	249,893

Total	$721,946	$737,684

Intangible asset amortization expense was $16.0 million and $14.7 million for the quarters ended March 31, 2012 and April 2, 2011 respectively. As a result of the acquisition of NCT on April 29, 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a non-compete agreement. The intangible assets had a useful life of nineteen years and five years, respectively.

Estimated amortization expense on existing intangible assets is expected to approximate $48 million for the remaining nine months in 2012 and approximately $61 million in 2013, $57 million in 2014, $49 million in 2015 and $41 million in 2016.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at March 31, 2012 and at December 31, 2011:

In thousands	March 31, 2012	December 31, 2011
ABL Facility	$367,390	$373,255
Senior Secured Notes	247,516	247,425
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,650	14,118
Other	1,000	1,010

Total debt	828,556	835,808
Less - Current maturities	(384)	(158)

Long-term debt	$828,172	$835,650

The fair value of the Company’s long-term senior notes was $479.3 million at March 31, 2012 and $463.5 million at December 31, 2011. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

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

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At March 31, 2012, the Company had $367.4 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $7.7 million, leaving $228.6 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of March 31, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 31, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of March 31, 2012, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

Capital Lease Obligations

At December 31, 2011, the Company had a capital lease obligation of $14.1 million which related to the 2002 sale and subsequent leaseback of three of its owned facilities. Due to continuing involvement with the properties, the Company accounted for the transaction as a direct financing lease and recorded the cash received as a financing obligation. The transaction had an initial lease term of 20 years, followed by two 10 year renewal options. No gain or loss was recognized as a result of the initial sales transaction.

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At March 31, 2012, the outstanding balance of the financing obligation was $12.6 million.

10.	Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with exposure to fluctuations in interest rates on our variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes. All derivatives are recognized on the condensed consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in the statement of comprehensive income (loss) at the time earnings are affected by the hedged transaction. For other derivatives, changes in the fair value of the contract are recognized immediately in the statement of comprehensive income (loss).

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million is at a fixed rate of 0.74% and will expire in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterparty to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of comprehensive income (loss).

On February 24, 2011, the Company entered into two interest rate swap agreements used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February 2012. The remaining swap covers an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to each swap is a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract are recognized in the condensed consolidated statement of comprehensive income (loss).

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

		Liability Derivatives
In thousands	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Accrued expenses	$316	$303
1Q 2011 swap - $25 million notional	Accrued expenses	—	12
3Q 2011 swaps - $100 million notional	Accrued expenses	765	551

Total		$1,081	$866

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		Gain (Loss) Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$14	$128
1Q 2011 swap - $25 million notional	Interest Expense	(12)	23
3Q 2011 swaps - $100 million notional	Interest Expense	214	—

Total		$216	$151

11.	Fair Value of Financial Instruments:

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

•

Level 3 Inputs - Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities, therefore requiring an entity to develop its own assumptions.

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,568	$2,568	$—	$—

Total	$2,568	$2,568	$—	$—

Liabilities:
Derivative instruments	$1,081	$—	$1,081	$—

Total	$1,081	$—	$1,081	$—

ASC 820 - Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•

Benefit trust assets - These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•

Derivative instruments - These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2012 are the same as those used at December 31, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

12.	Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718 - Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, provides that a maximum of 48.6 million shares of common stock of the indirect parent company are available for grant. As of March 31, 2012, the Company has 1.7 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 31, 2011	44,598,400	$1.00
Granted	2,277,600	1.14
Cancelled	—	—

Outstanding - March 31, 2012	46,876,000	$1.01

Exercisable - March 31, 2012	8,843,735	$1.00

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

The weighted average fair value of stock options granted during the quarters ended March 31, 2012 and April 2, 2011 was $0.50 and $0.43, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Risk-free interest rate	1.48%	2.84%
Dividend yield	—	—
Expected life	6.5 years	6 years
Volatility	42.81%	40.75%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.5 million remain available at March 31, 2012 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the quarter ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	—	—
Vested	(50,000)	1.00
Cancelled	—	—

Outstanding and unvested at March 31, 2012	125,000	$1.00

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over a two year vesting period.

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of comprehensive income (loss). The following table summarizes the expense recognized:

In thousands	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Stock Options	$526	$594
Restricted Stock Units	31	21

Total	$557	$615

13.	Income Taxes:

The effective tax rate for the periods presented are based on an annual estimated effective tax rate which takes into account year-to-date amounts and projected results for the full year. The Company’s effective tax rate for the quarter ended March 31, 2012 and the quarter ended April 2, 2011 were 43.6% and 42.0%, respectively. The effective tax rate for the quarter ended March 31, 2012 is higher than the Company’s statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure.

At March 31, 2012, the Company has a net deferred tax liability of $262.2 million, of which, $15.1 million was recorded as a current deferred tax asset and $277.3 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the purchase price allocation less existing tax deductible intangibles, assuming an effective tax rate of 39.6%.

At March 31, 2012, the Company had unrecognized tax benefits of $1.8 million, of which $0.5 million is included within accrued expenses and $1.3 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.5 million as of March 31, 2012. In addition, $0.3 million related to temporary timing differences. The Company records interest and penalties associated with the uncertain tax positions as a component of its income tax provision. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

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

14.	Commitments and Contingencies:

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of March 31, 2012, the Company’s total obligations are $3.4 million extending over seven years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $3.1 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations, and cash flows of the Company.

On May 28, 2010, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac and Tire Wholesalers, Inc. (“Tire Wholesalers”).

ATDI, Am-Pac and Tire Wholesalers are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility. A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

The financial information is presented under the following column headings:

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

The condensed consolidating financial information for the Company is as follows:

In thousands	As of March 31, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,433	$—	$943	$—	$11,376
Restricted cash	—	1,072	—	—	—	1,072
Accounts receivable, net	—	279,523	1	4	—	279,528
Inventories	—	663,042	—	—	—	663,042
Assets held for sale	—	6,680	—	—	—	6,680
Income tax receivable	—	468	—	—	—	468
Intercompany receivables	—	—	59,811	—	(59,811)	—
Other current assets	—	21,429	4,920	1,837	—	28,186

Total current assets	—	982,647	64,732	2,784	(59,811)	990,352

Property and equipment, net	—	106,513	567	14	—	107,094
Goodwill and other intangible assets, net	418,592	746,273	1,798	998	—	1,167,661
Investment in subsidiaries	245,803	58,757	—	—	(304,560)	—
Other assets	8,691	47,271	2	—	—	55,964

Total assets	$673,086	$1,941,461	$67,099	$3,796	$(364,371)	$2,321,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$505,827	$2,154	$—	$—	$507,981
Accrued expenses	—	44,842	84	—	—	44,926
Current maturities of long-term debt	—	371	13	—	—	384
Intercompany payables	23,677	29,029	—	7,105	(59,811)	—

Total current liabilities	23,677	580,069	2,251	7,105	(59,811)	553,291

Long-term debt	—	828,159	13	—	—	828,172
Deferred income taxes	—	274,625	587	2,081	—	277,293
Other liabilities	—	12,805	101	—	—	12,906
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	692,508	8,280	—	—	(8,280)	692,508
Accumulated deficit	(43,272)	(43,272)	(788)	(5,390)	49,450	(43,272)
Accumulated other comprehensive income (loss)	173	173	—	—	(173)	173

Total stockholders’ equity	649,409	245,803	64,147	(5,390)	(304,560)	649,409

Total liabilities and stockholders’ equity	$673,086	$1,941,461	$67,099	$3,796	$(364,371)	$2,321,071

In thousands	As of December 31, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,118	$—	$861	$—	$14,979
Restricted cash	—	1,072	—	—	—	1,072
Accounts receivable, net	—	268,937	1	5	—	268,943
Inventories	—	641,710	—	—	—	641,710
Assets held for sale	—	6,301	—	—	—	6,301
Income tax receivable	—	1,601	—	—	—	1,601
Intercompany receivables	—	—	59,966	—	(59,966)	—
Other current assets	—	23,030	4,941	274	—	28,245

Total current assets	—	956,769	64,908	1,140	(59,966)	962,851

Property and equipment, net	—	99,276	639	15	—	99,930
Goodwill and other intangible assets, net	418,592	761,888	1,852	1,067	—	1,183,399
Investment in subsidiaries	252,214	60,798	—	—	(313,012)	—
Other assets	8,691	47,683	3	6	—	56,383

Total assets	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$467,714	$2,153	$—	$—	$469,867
Accrued expenses	—	45,516	177	—	—	45,693
Current maturities of long-term debt	—	141	17	—	—	158
Intercompany payables	23,678	32,613	—	3,675	(59,966)	—

Total current liabilities	23,678	545,984	2,347	3,675	(59,966)	515,718

Long-term debt	—	835,635	15	—	—	835,650
Deferred income taxes	—	280,088	587	2,081	—	282,756
Other liabilities	—	12,493	127	—	—	12,620
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	691,951	7,724	—	—	(7,724)	691,951
Accumulated deficit	(36,195)	(36,195)	(609)	(3,528)	40,332	(36,195)
Accumulated other comprehensive income (loss)	63	63	—	—	(63)	63

Total stockholders’ equity	655,819	252,214	64,326	(3,528)	(313,012)	655,819

Total liabilities and stockholders’ equity	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Condensed consolidating statements of comprehensive income for the quarters ended March 31, 2012 and April 2, 2011 are as follows:

In thousands	For the Quarter Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$794,598	$—	$(466)	$—	$794,132
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	669,289	—	22	—	669,311
Selling, general and administrative expenses	—	116,192	317	2,810	—	119,319
Transaction expenses	—	586	—	—	—	586

Operating income (loss)	—	8,531	(317)	(3,298)	—	4,916
Other (expense) income:
Interest expense	—	(16,752)	—	—	—	(16,752)
Other, net	—	(702)	—	—	—	(702)
Equity earnings of subsidiaries	(7,077)	(2,041)	—	—	9,118	—

Income (loss) from operations before income taxes	(7,077)	(10,964)	(317)	(3,298)	9,118	(12,538)
Income tax provision (benefit)	—	(3,887)	(138)	(1,436)	—	(5,461)

Net income (loss)	$(7,077)	$(7,077)	$(179)	$(1,862)	$9,118	$(7,077)

Comprehensive income (loss)	$(6,967)	$(6,967)	$—	$—	$6,967	$(6,967)

In thousands	For the Quarter Ended April 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$640,649	$486	$(313)	$—	$640,822
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	532,668	283	6	—	532,957
Selling, general and administrative expenses	—	97,299	(74)	2,318	—	99,543
Transaction expenses	—	1,062	—	—	—	1,062

Operating income (loss)	—	9,620	277	(2,637)	—	7,260
Other (expense) income:
Interest expense	—	(16,527)	—	—	—	(16,527)
Other, net	—	(277)	—	2	—	(275)
Equity earnings of subsidiaries	(5,536)	(1,368)	—	—	6,904	—

Income (loss) from operations before income taxes	(5,536)	(8,552)	277	(2,635)	6,904	(9,542)
Income tax provision (benefit)	—	(3,016)	116	(1,106)	—	(4,006)

Net income (loss)	$(5,536)	$(5,536)	$161	$(1,529)	$6,904	$(5,536)

Comprehensive income (loss)	$(5,567)	$(5,567)	$—	$—	$5,567	$(5,567)

Condensed consolidating statements of cash flows for the quarters ended March 31, 2012 and April 2, 2011 are as follows:

In thousands	For the Quarter Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$13,444	$6	$82	$—	$13,532

Cash flows from investing activities:
Purchase of property and equipment	—	(12,350)	—	—	—	(12,350)
Purchase of assets held for sale	—	(837)	—	—	—	(837)
Proceeds from sale of property and equipment	—	29	—	—	—	29
Proceeds from disposal of assets held for sale	—	342	—	—	—	342

Net cash provided by (used in) investing activities	—	(12,816)	—	—	—	(12,816)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	695,063	—	—	—	695,063
Repayments of revolving credit facility	—	(700,928)	—	—	—	(700,928)
Outstanding checks	—	3,024	—	—	—	3,024
Payments of other long-term debt	—	(1,472)	(6)	—	—	(1,478)

Net cash provided by (used in) financing activities	—	(4,313)	(6)	—	—	(4,319)

Net increase (decrease) in cash and cash equivalents	—	(3,685)	—	82	—	(3,603)
Cash and cash equivalents - beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents - end of period	$—	$10,433	$—	$943	$—	$11,376

In thousands	For the Quarter Ended April 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(46,896)	$(77)	$58	$—	$(46,915)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,878)	—	—	—	(4,878)
Purchase of assets held for sale	—	(1,053)	—	—	—	(1,053)
Proceeds from sale of property and equipment	—	23	5	—	—	28
Proceeds from disposal of assets held for sale	—	385	—	—	—	385

Net cash provided by (used in) investing activities	—	(5,523)	5	—	—	(5,518)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	601,255	—	—	—	601,255
Repayments of revolving credit facility	—	(538,315)	—	—	—	(538,315)
Outstanding checks	—	(10,703)	—	—	—	(10,703)
Payments of other long-term debt	—	(405)	(6)	—	—	(411)

Net cash provided by (used in) financing activities	—	51,832	(6)	—	—	51,826

Net increase (decrease) in cash and cash equivalents	—	(587)	(78)	58	—	(607)
Cash and cash equivalents - beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents - end of period	$—	$10,717	$54	$593	$—	$11,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 100 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.7%, respectively, of our net sales in fiscal 2011.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear, and Michelin — as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 83.5% of our total net sales for the quarter ended March 31, 2012. The remainder of net sales is primarily derived from other tire sales (12.8%), custom wheels (2.4%) and tire supplies, tools and other products (1.3%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010, we have opened new distribution centers in 10 locations throughout the contiguous United States. In the first three months of 2012, we continued to execute on our plans to expand by opening new distribution centers in Long Island, NY and Milwaukee, WI. We will continue to evaluate additional geographic markets during 2012 and beyond.

On February 1, 2012, we reacquired one of three facilities that were included in a 2002 sale-leaseback transaction. The purchase price of the facility was $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the amendment was treated as a debt modification for accounting purposes and therefore, we reduced the original financing obligation of $14.1 million by the purchase price. No gain or loss was recognized as a result of the initial sales transaction or the 2012 amendment.

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

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2012 and April 2, 2011 each contain operating results for 13 weeks.

Quarter Ended March 31, 2012 Compared to the Quarter Ended April 2, 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	March 31, 2012	April 2, 2011	Favorable (unfavorable)	Favorable (unfavorable)	March 31, 2012	April 2, 2011

Net sales	$794,132	$640,822	$153,310	23.9%	100.0%	100.0%
Cost of goods sold	669,311	532,957	(136,354)	-25.6%	84.3%	83.2%
Selling, general and administrative expenses	119,319	99,543	(19,776)	-19.9%	15.0%	15.5%
Transaction expenses	586	1,062	476	44.8%	0.1%	0.2%

Operating income (loss)	4,916	7,260	(2,344)	-32.3%	0.6%	1.1%
Other income (expense):
Interest expense	(16,752)	(16,527)	(225)	-1.4%	-2.1%	-2.6%
Other, net	(702)	(275)	(427)	-155.3%	-0.1%	0.0%

Income (loss) from operations before income taxes	(12,538)	(9,542)	(2,996)	-31.4%	-1.6%	-1.5%
Provision (benefit) for income taxes	(5,461)	(4,006)	1,455	36.3%	-0.7%	-0.6%

Net income (loss)	$(7,077)	$(5,536)	$(1,541)	-27.8%	-0.9%	-0.9%

Net Sales

Net sales for the quarter ended March 31, 2012 increased 23.9%, or $153.3 million, compared with the quarter ended April 2, 2011. The increase in net sales was primarily driven by higher net tire pricing of $65.4 million. The pricing increase, which included $52.4 million related to passenger and light truck tires and $9.3 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of NCT added $54.7 million of incremental sales in the first quarter of 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $26.9 million, primarily driven by passenger and light truck tires.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2012 increased 25.6%, or $136.4 million, compared with the quarter ended April 2, 2011. The increase in cost of goods sold was primarily driven by higher net tire pricing of $54.5 million. The pricing increase, which included $43.7 million related to passenger and light truck tires and $7.8 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of NCT added $46.6 million of incremental costs in the first quarter of 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $21.7 million, primarily driven by passenger and light truck tires.

Cost of goods sold as a percentage of net sales was 84.3% for the quarter ended March 31, 2012; an increase compared with 83.2% during the quarter ended April 2, 2011. The increase in the cost of goods sold as a percentage of net sales was primarily driven by a lower level of favorable inventory cost layers generated from our passing through manufacturer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2012 increased 19.9%, or $19.8 million, compared with the quarter ended April 2, 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of NCT. Combined, these factors added $8.0 million of incremental costs to the first quarter of 2012, including increased amortization expense of $1.5 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $4.9 million, primarily due to higher sales volume and related headcount; a $1.6 million increase to vehicle expense due to a higher price per gallon for fuel; as well as a $1.4 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers.

Transaction Expenses

Transaction expenses for the quarter ended March 31, 2012 were $0.6 million, which were primarily related to integration costs in association with our acquisition of NCT in April 2011. In addition, we incurred $0.1 million for exit costs associated with our 2011 decision to relocate two existing distribution centers into two expanded distribution centers. During the quarter ended April 2, 2011, transaction expenses of $1.1 million related to the registration of our Senior Secured Notes with the Securities and Exchange Commission as well as acquisition related fees.

Interest Expense

Interest expense for the quarter ended March 31, 2012 increased 1.4% or $0.2 million compared with the quarter ended April 2, 2011. The increase is primarily due to higher debt levels associated with our ABL Facility despite lower average interest rates on the outstanding debt. As a result, we incurred an additional $0.2 million in interest expense during the first quarter of 2012 as compared with the first quarter of 2011. In addition, we recorded $0.2 million during the current period in association with the fair value changes of our interest rate swaps entered into during 2011. The comparable amount recorded in association with these swaps during the quarter ended April 2, 2011 was $0.2 million.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended March 31, 2012 was $5.5 million, which was based on pre-tax loss of $12.5 million. Our income tax benefit for the quarter ended April 2, 2011 was $4.0 million, which was based on a pre-tax loss of $9.5 million. Our effective tax rate for the quarter ended March 31, 2012 and the quarter ended April 2, 2011 were 43.6% and 42.0%, respectively. The effective tax rate for the quarter ended March 31, 2012 is higher than our statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure. The income tax benefit recorded for the first quarter of 2012 has been computed based on year-to-date amounts and projected results for the full year.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	March 31, 2012	December 31, 2011
Cash and cash equivalents	$11,376	$14,979
Working capital	437,061	447,133
Total debt	828,556	835,808
Total stockholders’ equity	649,409	655,819
Debt-to-capital ratio	56.1%	56.0%

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

As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2012, our total indebtedness is $828.6 million with a debt-to-capital ratio of 56.1%. Cash interest payments for the quarters ended March 31, 2012 and April 2, 2011 amounted to $3.7 million and $3.6 million, respectively. As of March 31, 2012, we have an additional $228.6 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011

Cash provided by (used in) operating activities	$13,532	$(46,915)
Cash provided by (used in) investing activities	(12,816)	(5,518)
Cash provided by (used in) financing activities	(4,319)	51,826

Net increase (decrease) in cash and cash equivalents	(3,603)	(607)
Cash and cash equivalents - beginning of period	14,979	11,971

Cash and cash equivalents - end of period	$11,376	$11,364

Cash payments for interest	$3,701	$3,578
Cash payments (receipts) for taxes, net	$(171)	$847

Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2012 was $13.5 million, of which $2.4 million related to working capital requirements. Inventory increased $21.3 million as a result of stocking two new distribution centers opened during the quarter as well as the normal seasonal build in our inventory. In addition, higher sales volume led to an $11.0 million increase to accounts receivable. However, these amounts were predominantly offset by a $33.9 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments.

Net cash used in operating activities for the quarter ended April 2, 2011 was $46.9 million. During the quarter, working capital requirements resulted in a cash outflow of $56.9 million, primarily driven by an increase in inventory of $93.6 million. The increase reflected our decision to increase manufacturer safety stock levels as a result of tight supply levels with most manufacturers, as well as the impact of opening our new and recently acquired distribution centers. In addition, the increase in accounts receivable of $19.6 million reflected higher sales volumes during the quarter ended April 2, 2011. These amounts, however, were partially offset by an increase in accounts payable and accrued expenses associated with the timing of vendor payments and accrued interest on our senior notes, respectively.

Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2012 was $12.8 million, compared with $5.5 million during the quarter ended April 2, 2011. The change was primarily related to an increase in property and equipment purchases. We invested $12.4 million in property and equipment purchases during the quarter ended March 31, 2012, which included information technology upgrades, IT application development and warehouse racking. During the quarter ended April 2, 2011 capital expenditures for property and equipment were $4.9 million. The expenditures included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash used in financing activities for the quarter ended March 31, 2012 was $4.3 million, compared with net cash provided by financing activities of $51.8 million during the quarter ended April 2, 2011. The change was primarily related to lower net borrowings from our ABL Facility due to the reduction in working capital requirements during the current quarter. The change was partially offset by the timing of outstanding checks.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the quarter ended March 31, 2012 were $3.7 million, compared with $3.6 million paid during the quarter ended April 2, 2011. The increase is primarily related to higher average debt levels during the quarter ended March 31, 2012.

Cash receipts for taxes during the quarter ended March 31, 2012 were $0.2 million, compared with cash taxes paid of $0.8 million paid during the quarter ended April 2, 2011. The difference between the periods primarily relates to the receipt of $1.2 million related to a federal income tax refund.

Indebtedness

The following table summarizes the Company’s outstanding debt at March 31, 2012:

In thousands	Matures	Interest Rate (1)	Outstanding Balance

ABL Facility	2016	2.3%	$367,390
Senior Secured Notes	2017	9.75	247,516
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2027	7.1 - 12.3	12,650
Other	2014 - 2020	9.0 - 10.6	1,000

Total debt			828,556
Less - Current maturities			(384)

Long-term debt			$828,172

(1)	Interest rate for the ABL Facility is the weighted average interest rate at March 31, 2012.

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

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At March 31, 2012, we had $367.4 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $7.7 million, leaving $228.6 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of March 31, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 31, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of March 31, 2012, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

Adjusted EBITDA

We report our financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition and cash flow. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended March 31, 2012	Quarter Ended April 2, 2011
Net income (loss)	$(7,077)	$(5,536)
Depreciation and amortization	21,054	18,517
Interest expense	16,752	16,527
Income tax provision (benefit)	(5,461)	(4,006)
Management fee	1,147	722
Stock-based compensation	557	615
Transaction fees	586	1,062
Other	568	487

Adjusted EBITDA	$28,126	$28,388

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of March 31, 2012, our total obligations as guarantor on these leases are approximately $3.4 million extending over seven years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $3.1 million as of March 31, 2012. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Polices and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.

Management believes there have been no significant changes during the three months ended March 31, 2012, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We adopted this guidance on January 1, 2012 and its adoption did not significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires us to present the components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012; however, we perform our annual impairment test in the fourth quarter and do not expect the adoption of this ASU to significantly impact our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 revises ASU No. 2011-05 to defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We adopted this guidance on January 1, 2012. The revised presentation requirements are reflected in our consolidated financial statements.

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These risks are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our ABL Facility is exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At March 31, 2012, we had $367.4 million outstanding under our ABL Facility subject to interest rate changes.

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

At March 31, 2012, $217.4 million of the outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $2.2 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 1A.	Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)