Form 10-Q
period 2012-06-30
American Tire Distributors Holdings, Inc.
filed 2012-08-09
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of common shares outstanding at August 1, 2012: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,322	$14,979
Restricted cash	1,250	1,072
Accounts receivable, net	298,417	268,943
Inventories	758,619	641,710
Income tax receivable	380	1,601
Deferred income taxes	14,666	15,042
Assets held for sale	5,724	6,301
Other current assets	14,827	13,203

Total current assets	1,112,205	962,851

Property and equipment, net	119,125	99,930
Goodwill	454,587	445,715
Other intangible assets, net	721,847	737,684
Other assets	54,890	56,383

Total assets	$2,462,654	$2,302,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555,192	$469,867
Accrued expenses	28,746	45,693
Current maturities of long-term debt	427	158

Total current liabilities	584,365	515,718

Long-term debt	938,785	835,650
Deferred income taxes	271,566	282,756
Other liabilities	12,858	12,620
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	693,105	691,951
Accumulated (deficit) earnings	(38,143)	(36,195)
Accumulated other comprehensive income (loss)	118	63

Total stockholders’ equity	655,080	655,819

Total liabilities and stockholders’ equity	$2,462,654	$2,302,563

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended June 30, 2012	Quarter Ended July 2, 2011	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Net sales	$874,365	$762,487	$1,668,497	$1,403,309
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	731,786	629,464	1,401,097	1,162,421
Selling, general and administrative expenses	129,461	108,836	248,780	208,379
Transaction expenses	675	585	1,261	1,647

Operating income (loss)	12,443	23,602	17,359	30,862
Other income (expense):
Interest expense	(16,979)	(16,998)	(33,731)	(33,525)
Other, net	(682)	(594)	(1,384)	(869)

Income (loss) from operations before income taxes	(5,218)	6,010	(17,756)	(3,532)
Income tax provision (benefit)	(10,347)	2,540	(15,808)	(1,466)

Net income (loss)	$5,129	$3,470	$(1,948)	$(2,066)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	(55)	(37)	55	(68)

Other comprehensive income (loss)	(55)	(37)	55	(68)

Comprehensive income (loss)	$5,074	$3,433	$(1,893)	$(2,134)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

In thousands, except share amounts	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income
		Shares	Amount
Balance, December 31, 2011	$655,819	1,000	$—	$691,951	$(36,195)	$63
Net income (loss)	(1,948)	—	—	—	(1,948)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	55	—	—	—	—	55
Stock-based compensation expense	1,154	—	—	1,154	—	—

Balance, June 30, 2012	$655,080	1,000	$—	$693,105	$(38,143)	$118

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Cash flows from operating activities:
Net income (loss)	$(1,948)	$(2,066)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,240	37,924
Amortization of other assets	2,433	2,327
Benefit for deferred income taxes	(10,850)	(12,010)
Provision for doubtful accounts	1,096	1,293
Stock-based compensation	1,154	1,186
Other, net	1,223	1,045
Change in operating assets and liabilities:
Accounts receivable	(26,220)	(55,047)
Inventories	(110,488)	(195,189)
Income tax receivable	1,221	—
Other current assets	(1,556)	(1,410)
Accounts payable and accrued expenses	62,941	97,385
Other, net	(579)	(1,554)

Net cash provided by (used in) operating activities	(38,333)	(126,116)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(19,224)	(62,416)
Purchase of property and equipment	(29,029)	(9,998)
Purchase of assets held for sale	(1,786)	(1,934)
Proceeds from sale of property and equipment	52	34
Proceeds from sale of assets held for sale	1,549	1,028

Net cash provided by (used in) investing activities	(48,438)	(73,286)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,540,202	1,364,254
Repayments of revolving credit facility	(1,436,066)	(1,148,726)
Outstanding checks	(12,442)	(2,338)
Payments of deferred financing costs	—	(5,880)
Payments of other long-term debt	(1,580)	(631)

Net cash provided by (used in) financing activities	90,114	206,679

Net increase (decrease) in cash and cash equivalents	3,343	7,277
Cash and cash equivalents - beginning of period	14,979	11,971

Cash and cash equivalents - end of period	$18,322	$19,248

Supplemental disclosures of cash flow information:
Cash payments for interest	$31,033	$31,151
Cash payments (receipts) for taxes, net	$1,355	$951

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$515	$—

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2012 and July 2, 2011 each contain operating results for 13 weeks. The six months ended June 30, 2012 and July 2, 2011 each contain operating results for 26 weeks.

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

3.	Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 requires the Company to present the components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The option to report other comprehensive income within the statement of equity has been removed. This new presentation is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012; however, the Company performs its annual impairment test in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 revises ASU No. 2011-05 to defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012. The revised presentation requirements are reflected in the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company performs its annual impairment test in the fourth quarter and does not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

4.	Acquisitions:

On May 24, 2012, the Company entered into a Stock Purchase Agreement with Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) to acquire 100% of the outstanding capital stock of CTO. CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of CTO is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

The acquisition of CTO was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. As of the date of these financial statements, the Company is in the process of finalizing an intangible asset appraisal as well as continuing to evaluate the initial purchase price allocation. Accordingly, management has used its best estimates in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had a preliminary acquisition date fair value of $16.0 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $8.1 million. The premium in the purchase price paid for the acquisition of CTO reflects the anticipated realization of operational and cost synergies. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately.

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

The acquisition of NCT was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relates to a customer list intangible asset, which had an acquisition date fair value of $38.2 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $27.0 million. The premium in the purchase price paid for the acquisition of NCT reflects the anticipated realization of operational and cost synergies.

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

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At June 30, 2012, assets held for sale totaled $5.7 million, of which $1.3 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. As a result, the facility was classified as held for sale when the building had a carrying value of $5.0 million. During the second quarter of 2012, the Company determined that the carrying value of the facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.6 million adjustment related to the fair value of this facility. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	Holdings
Balance, December 31, 2011	$445,715
Acquisitions	8,051
Purchase accounting adjustments	821

Balance, June 30, 2012	$454,587

At June 30, 2012, the Company has recorded goodwill of $454.6 million, of which approximately $31 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $8.1 million as goodwill. See Note 4 for additional information.

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

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $27.0 million as goodwill. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Customer list	$588,209	$572,209
Noncompete agreement	6,686	6,320
Tradenames	4,104	4,104

Total gross finite-lived intangible assets	598,999	582,633
Accumulated amortization	(127,045)	(94,842)

Total net finite-lived intangible assets	471,954	487,791
Tradenames (indefinite-lived)	249,893	249,893

Total	$721,847	$737,684

As part of the preliminary purchase price allocation of CTO, the Company allocated $16.0 million to a finite-lived customer list intangible asset with a useful life of nineteen years. In connection with the acquisition of NCT during 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a non-compete agreement. These intangible assets had a useful life of nineteen years and five years, respectively. See Note 4 for additional information.

Intangible asset amortization expense was $16.2 million and $15.4 million for the quarters ended June 30, 2012 and July 2, 2011 respectively. For the six months ended June 30, 2012 and July 2, 2011, intangible asset amortization expense was $32.2 million and $30.1 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $33 million for the remaining six months of 2012 and approximately $63 million in 2013, $59 million in 2014, $50 million in 2015 and $42 million in 2016.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at June 30, 2012 and at December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
ABL Facility	$477,391	$373,255
Senior Secured Notes	247,609	247,425
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,591	14,118
Other	1,621	1,010

Total debt	939,212	835,808
Less - Current maturities	(427)	(158)

Long-term debt	$938,785	$835,650

The fair value of the Company’s long-term senior notes was $479.3 million at June 30, 2012 and $463.5 million at December 31, 2011. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

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

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At June 30, 2012, the Company had $477.4 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $7.5 million, leaving $165.1 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% as of June 30, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25% as of June 30, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring it to meet a fixed charge coverage ratio of 1.0 to 1.0. As of June 30, 2012, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At June 30, 2012, the outstanding balance of the financing obligation was $12.6 million.

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

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Balance Sheet Location	Liability Derivatives
In thousands		June 30, 2012	December 31, 2011
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Accrued expenses	$259	$303
1Q 2011 swap - $25 million notional	Accrued expenses	—	12
3Q 2011 swaps - $100 million notional	Accrued expenses	1,197	551

Total		$1,456	$866

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

In thousands	Location of (Gain) Loss Recognized	(Gain) Loss Recognized
		Quarter Ended June 30, 2012	Quarter Ended July 2, 2011	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$(58)	$377	$(44)	$505
1Q 2011 swap - $25 million notional	Interest Expense	—	26	(12)	49
3Q 2011 swaps - $100 million notional	Interest Expense	432	—	646	—

Total		$374	$403	$590	$554

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,422	$2,422	$—	$—

Total	$2,422	$2,422	$—	$—

Liabilities:
Derivative instruments	$1,456	$—	$1,456	$—

Total	$1,456	$—	$1,456	$—

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

•

Derivative instruments – These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2012 are the same as those used at December 31, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, provides that a maximum of 48.6 million shares of common stock of the indirect parent company are available for grant. As of June 30, 2012, the Company has 1.7 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 31, 2011	44,598,400	$1.00
Granted	2,277,600	1.14
Cancelled	—	—

Outstanding - June 30, 2012	46,876,000	$1.01

Exercisable - June 30, 2012	17,459,735	$1.00

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

The weighted average fair value of stock options granted during the six months ended June 30, 2012 and July 2, 2011 was $0.50 and $0.44, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Risk-free interest rate	1.48%	2.41%
Dividend yield	—	—
Expected life	6.5 years	6.4 years
Volatility	42.81%	40.75%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at June 30, 2012 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	219,298	1.14
Vested	(50,000)	1.00
Cancelled	—	—

Outstanding and unvested at June 30, 2012	344,298	$1.09

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

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of comprehensive income (loss). The following table summarizes the expense recognized:

In thousands	Quarter Ended June 30, 2012	Quarter Ended July 2, 2011	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Stock Options	$524	$540	$1,050	$1,134
Restricted Stock Units	73	31	104	52

Total	$597	$571	$1,154	$1,186

13.	Income Taxes:

The effective tax rate for the periods presented are based on an annual estimated effective tax rate which takes into account year-to-date amounts and projected results for the full year. The Company’s effective tax rate of 198.3% and 89.0% for the quarter and six months ended June 30, 2012, respectively, is higher than the Company’s statutory tax rate primarily due to state income taxes, a result based on our legal entity tax structure.

At June 30, 2012, the Company has a net deferred tax liability of $256.9 million, of which, $14.7 million was recorded as a current deferred tax asset and $271.6 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger, assuming an effective tax rate of 39.6%.

At June 30, 2012, the Company had unrecognized tax benefits of $2.0 million, of which $0.5 million is included within accrued expenses and $1.5 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.6 million as of June 30, 2012. In addition, $0.4 million related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of June 30, 2012, the Company’s total obligations are $3.2 million extending over seven years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $2.9 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S–X and reflect the financial position, results of operations, and cash flows of the Company.

On May 28, 2010, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, Tire Wholesalers, Inc. (“Tire Wholesalers”) and CTO. ATDI, Am-Pac, Tire Wholesalers and CTO are also borrowers and primary obligors under the ABL Facility, which is guaranteed by Holdings. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes or the ABL Facility. A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

The financial information is presented under the following column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac, Tire Wholesalers and CTO) and

•	Non-Guarantor Subsidiary (Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings. Am-Pac, Tire Wholesalers, CTO and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. In addition, during the third quarter of 2011, the Company merged a subsidiary guarantor (NCT) into the subsidiary issuer (ATDI).

The condensed consolidating financial information for the Company is as follows:

	As of June 30, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15,256	$2,072	$994	$—	$18,322
Restricted cash	—	250	1,000	—	—	1,250
Accounts receivable, net	—	294,224	4,189	4	—	298,417
Inventories	—	752,908	5,711	—	—	758,619
Assets held for sale	—	5,724	—	—	—	5,724
Income tax receivable	—	380	—	—	—	380
Intercompany receivables	—	—	61,404	—	(61,404)	—
Other current assets	—	22,040	4,988	2,465	—	29,493

Total current assets	—	1,090,782	79,364	3,463	(61,404)	1,112,205

Property and equipment, net	—	118,186	926	13	—	119,125
Goodwill and other intangible assets, net	418,592	731,342	25,570	930	—	1,176,434
Investment in subsidiaries	251,474	59,920	—	—	(311,394)	—
Other assets	8,691	46,054	145	—	—	54,890

Total assets	$678,757	$2,046,284	$106,005	$4,406	$(372,798)	$2,462,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$539,662	$15,530	$—	$—	$555,192
Accrued expenses	—	26,820	1,926	—	—	28,746
Current maturities of long-term debt	—	417	10	—	—	427
Intercompany payables	23,677	7,604	23,511	6,612	(61,404)	—

Total current liabilities	23,677	574,503	40,977	6,612	(61,404)	584,365

Long-term debt	—	938,625	160	—	—	938,785
Deferred income taxes	—	268,898	587	2,081	—	271,566
Other liabilities	—	12,784	74	—	—	12,858
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	693,105	8,877	—	—	(8,877)	693,105
Accumulated deficit	(38,143)	(38,143)	(728)	(4,287)	43,158	(38,143)
Accumulated other comprehensive income (loss)	118	118	—	—	(118)	118

Total stockholders’ equity	655,080	251,474	64,207	(4,287)	(311,394)	655,080

Total liabilities and stockholders’ equity	$678,757	$2,046,284	$106,005	$4,406	$(372,798)	$2,462,654

	As of December 31, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,118	$—	$861	$—	$14,979
Restricted cash	—	1,072	—	—	—	1,072
Accounts receivable, net	—	268,937	1	5	—	268,943
Inventories	—	641,710	—	—	—	641,710
Assets held for sale	—	6,301	—	—	—	6,301
Income tax receivable	—	1,601	—	—	—	1,601
Intercompany receivables	—	—	59,966	—	(59,966)	—
Other current assets	—	23,030	4,941	274	—	28,245

Total current assets	—	956,769	64,908	1,140	(59,966)	962,851

Property and equipment, net	—	99,276	639	15	—	99,930
Goodwill and other intangible assets, net	418,592	761,888	1,852	1,067	—	1,183,399
Investment in subsidiaries	252,214	60,798	—	—	(313,012)	—
Other assets	8,691	47,683	3	6	—	56,383

Total assets	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$467,714	$2,153	$—	$—	$469,867
Accrued expenses	—	45,516	177	—	—	45,693
Current maturities of long-term debt	—	141	17	—	—	158
Intercompany payables	23,678	32,613	—	3,675	(59,966)	—

Total current liabilities	23,678	545,984	2,347	3,675	(59,966)	515,718

Long-term debt	—	835,635	15	—	—	835,650
Deferred income taxes	—	280,088	587	2,081	—	282,756
Other liabilities	—	12,493	127	—	—	12,620
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	691,951	7,724	—	—	(7,724)	691,951
Accumulated deficit	(36,195)	(36,195)	(609)	(3,528)	40,332	(36,195)
Accumulated other comprehensive income (loss)	63	63	—	—	(63)	63

Total stockholders’ equity	655,819	252,214	64,326	(3,528)	(313,012)	655,819

Total liabilities and stockholders’ equity	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Condensed consolidating statements of comprehensive income (loss) for the quarters ended June 30, 2012 and July 2, 2011 are as follows:

	For the Quarter Ended June 30, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$870,392	$4,444	$(471)	$—	$874,365
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	727,850	3,903	33	—	731,786
Selling, general and administrative expenses	—	125,317	1,029	3,115	—	129,461
Transaction expenses	—	386	289	—	—	675

Operating income (loss)	—	16,839	(777)	(3,619)	—	12,443
Other (expense) income:
Interest expense	—	(16,979)	—	—	—	(16,979)
Other, net	—	(684)	2	—	—	(682)
Equity earnings of subsidiaries	5,129	1,163	—	—	(6,292)	—

Income (loss) from operations before income taxes	5,129	339	(775)	(3,619)	(6,292)	(5,218)
Income tax provision (benefit)	—	(4,790)	(835)	(4,722)	—	(10,347)

Net income (loss)	$5,129	$5,129	$60	$1,103	$(6,292)	$5,129

Comprehensive income (loss)	$5,074	$5,074	$—	$—	$(5,074)	$5,074

	For the Quarter Ended July 2, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$763,353	$22	$(888)	$—	$762,487
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	629,454	(1)	11	—	629,464
Selling, general and administrative expenses	—	107,073	214	1,549	—	108,836
Transaction expenses	—	585	—	—	—	585

Operating income (loss)	—	26,241	(191)	(2,448)	—	23,602
Other (expense) income:
Interest expense	—	(16,998)	—	—	—	(16,998)
Other, net	—	(593)	(1)	—	—	(594)
Equity earnings of subsidiaries	3,470	(1,555)	—	—	(1,915)	—

Income (loss) from operations before income taxes	3,470	7,095	(192)	(2,448)	(1,915)	6,010
Income tax provision (benefit)	—	3,625	(81)	(1,004)	—	2,540

Net income (loss)	$3,470	$3,470	$(111)	$(1,444)	$(1,915)	$3,470

Comprehensive income (loss)	$3,433	$3,433	$—	$—	$(3,433)	$3,433

Condensed consolidating statements of comprehensive income (loss) for the six months ended June 30, 2012 and July 2, 2011 are as follows:

	For the Six Months Ended June 30, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,664,990	$4,444	$(937)	$—	$1,668,497
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,397,139	3,903	55	—	1,401,097
Selling, general and administrative expenses	—	241,509	1,346	5,925	—	248,780
Transaction expenses	—	972	289	—	—	1,261

Operating income (loss)	—	25,370	(1,094)	(6,917)	—	17,359
Other (expense) income:
Interest expense	—	(33,731)	—	—	—	(33,731)
Other, net	—	(1,386)	2	—	—	(1,384)
Equity earnings of subsidiaries	(1,948)	(878)	—	—	2,826	—

Income (loss) from operations before income taxes	(1,948)	(10,625)	(1,092)	(6,917)	2,826	(17,756)
Income tax provision (benefit)	—	(8,677)	(973)	(6,158)	—	(15,808)

Net income (loss)	$(1,948)	$(1,948)	$(119)	$(759)	$2,826	$(1,948)

Comprehensive income (loss)	$(1,893)	$(1,893)	$—	$—	$1,893	$(1,893)

	For the Six Months Ended July 2, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,404,002	$508	$(1,201)	$—	$1,403,309
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,162,122	282	17	—	1,162,421
Selling, general and administrative expenses	—	204,372	140	3,867	—	208,379
Transaction expenses	—	1,647	—	—	—	1,647

Operating income (loss)	—	35,861	86	(5,085)	—	30,862
Other (expense) income:
Interest expense	—	(33,525)	—	—	—	(33,525)
Other, net	—	(870)	(1)	2	—	(869)
Equity earnings of subsidiaries	(2,066)	(2,923)	—	—	4,989	—

Income (loss) from operations before income taxes	(2,066)	(1,457)	85	(5,083)	4,989	(3,532)
Income tax provision (benefit)	—	609	35	(2,110)	—	(1,466)

Net income (loss)	$(2,066)	$(2,066)	$50	$(2,973)	$4,989	$(2,066)

Comprehensive income (loss)	$(2,134)	$(2,134)	$—	$—	$2,134	$(2,134)

Condensed consolidating statements of cash flows for the six months ended June 30, 2012 and July 2, 2011 are as follows:

In thousands	For the Six Months Ended June 30, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(39,903)	$1,437	$133	$—	$(38,333)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,870)	646	—	—	(19,224)
Purchase of property and equipment	—	(29,029)	—	—	—	(29,029)
Purchase of assets held for sale	—	(1,786)	—	—	—	(1,786)
Proceeds from sale of property and equipment	—	52	—	—	—	52
Proceeds from disposal of assets held for sale	—	1,549	—	—	—	1,549

Net cash provided by (used in) investing activities	—	(49,084)	646	—	—	(48,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,540,202	—	—	—	1,540,202
Repayments of revolving credit facility	—	(1,436,066)	—	—	—	(1,436,066)
Outstanding checks	—	(12,442)	—	—	—	(12,442)
Payments of other long-term debt	—	(1,569)	(11)	—	—	(1,580)

Net cash provided by (used in) financing activities	—	90,125	(11)	—	—	90,114

Net increase (decrease) in cash and cash equivalents	—	1,138	2,072	133	—	3,343
Cash and cash equivalents - beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents - end of period	$—	$15,256	$2,072	$994	$—	$18,322

In thousands	For the Six Months Ended July 2, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(126,147)	$(107)	$138	$—	$(126,116)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(62,416)	—	—	—	(62,416)
Purchase of property and equipment	—	(9,998)	—	—	—	(9,998)
Purchase of assets held for sale	—	(1,916)	(18)	—	—	(1,934)
Proceeds from sale of property and equipment	—	29	5	—	—	34
Proceeds from disposal of assets held for sale	—	1,028	—	—	—	1,028

Net cash provided by (used in) investing activities	—	(73,273)	(13)	—	—	(73,286)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,364,254	—	—	—	1,364,254
Repayments of revolving credit facility	—	(1,148,726)	—	—	—	(1,148,726)
Outstanding checks	—	(2,338)	—	—	—	(2,338)
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)
Payments of other long-term debt	—	(619)	(12)	—	—	(631)

Net cash provided by (used in) financing activities	—	206,691	(12)	—	—	206,679

Net increase (decrease) in cash and cash equivalents	—	7,271	(132)	138	—	7,277
Cash and cash equivalents - beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents - end of period	$—	$18,575	$—	$673	$—	$19,248

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 103 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.7%, respectively, of our net sales in fiscal 2011.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear, and Michelin — as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent 80.4% of our total net sales for the quarter ended June 30, 2012. The remainder of net sales is primarily derived from other tire sales (16.0%), custom wheels (2.3%) and tire supplies, tools and other products (1.3%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2011, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Beginning with the onset of the economic downturn in 2008, increased economic uncertainty, unemployment and rising fuel prices led to negative growth during 2008 and 2009 in the U.S. replacement tire market. The economic environment showed signs of stabilization during 2010, ending the negative growth trend with U.S. replacement tire unit shipments increasing 7.8% over 2009. However, during 2011, U.S. replacement tire unit shipments were down slightly compared to 2010 as slow economic growth, persistently high fuel cost and a decrease in miles driven impacted the U.S. replacement tire market. Although we have seen a small increase in miles driven during the first six months of 2012, we believe the U.S. replacement tire market has declined approximately 4% compared to the first six months of 2011. Our outlook for 2012 reflects little or no market improvement. However, we expect to continue to follow our historical trend and outperform our expectations of the market.

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010, we opened new distribution centers in 10 locations throughout the contiguous United States increasing the size of our distribution network to 98 as of December 31, 2011. During the first six months of 2012, we continued to execute on our plans to expand by opening new distribution centers in Long Island, NY and Milwaukee, WI. We will continue to evaluate additional geographic markets during 2012 and beyond.

On May 24, 2012, we completed the purchase of 100% of the capital stock of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”). CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was funded through our ABL Facility. The purchase of CTO expanded our market position in Louisiana.

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

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2012 and July 2, 2011 each contain operating results for 13 weeks. The six months ended June 30, 2012 and July 2, 2011 each contain operating results for 26 weeks.

Quarter Ended June 30, 2012 Compared to the Quarter Ended July 2, 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	June 30,	July 2,	Favorable	Favorable	June 30,	July 2,
In thousands	2012	2011	(unfavorable)	(unfavorable)	2012	2011
Net sales	$874,365	$762,487	$111,878	14.7%	100.0%	100.0%
Cost of goods sold	731,786	629,464	(102,322)	-16.3%	83.7%	82.6%
Selling, general and administrative expenses	129,461	108,836	(20,625)	-19.0%	14.8%	14.3%
Transaction expenses	675	585	(90)	-15.4%	0.1%	0.1%

Operating income (loss)	12,443	23,602	(11,159)	-47.3%	1.4%	3.1%
Other income (expense):
Interest expense	(16,979)	(16,998)	19	0.1%	-1.9%	-2.2%
Other, net	(682)	(594)	(88)	-14.8%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(5,218)	6,010	(11,228)	-186.8%	-0.6%	0.8%
Provision (benefit) for income taxes	(10,347)	2,540	12,887	507.4%	-1.2%	0.3%

Net income (loss)	$5,129	$3,470	$1,659	47.8%	0.6%	0.5%

Net Sales

Net sales for the quarter ended June 30, 2012 increased 14.7%, or $111.9 million, compared with the quarter ended July 2, 2011. The increase in net sales was primarily driven by higher net tire pricing of $51.6 million. The pricing increase, which included $36.5 million related to passenger and light truck tires and $10.0 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $42.4 million of incremental sales in the second quarter of 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $10.4 million, primarily driven by passenger and light truck tires.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2012 increased 16.3%, or $102.3 million, compared with the quarter ended July 2, 2011. The increase in cost of goods sold was primarily driven by higher net tire pricing of $42.8 million. The pricing increase, which included $31.0 million related to passenger and light truck tires and $8.4 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $36.5 million of incremental costs in the second quarter of 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $6.5 million, primarily driven by passenger and light truck tires.

Cost of goods sold as a percentage of net sales was 83.7% for the quarter ended June 30, 2012; an increase compared with 82.6% during the quarter ended July 2, 2011. The increase in the cost of goods sold as a percentage of net sales was primarily driven by a lower level of manufacturer price increases implemented during 2012 as compared to 2011. These price increases generate favorable inventory cost layers that are passed through to our customers. In addition, competitive pricing pressures have increased as distributors vie for customers in a sluggish market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2012 increased 19.0%, or $20.6 million, compared with the quarter ended July 2, 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. Combined, these factors added $5.4 million of incremental costs to the second quarter of 2012, including increased amortization expense of $0.9 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $5.8 million, primarily due to higher sales volume and related headcount; a $3.2 million increase to vehicle expense due to a increase fuel and other vehicle related expenses; as well as a $1.2 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $1.9 million of costs to the quarter ended June 30, 2012 as we increased our capital expenditure costs for information system technologies.

Selling, general and administrative expenses as a percentage of net sales was 14.8% for the quarter ended June 30, 2012; an increase compared with 14.3% during the quarter ended July 2, 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the quarter ended June 30, 2012 were $0.7 million, which were primarily related to acquisition costs associated with our acquisition of CTO in May 2012. During the quarter ended July 2, 2011, transaction expenses of $0.6 million related to our acquisition of NCT as well as costs incurred in connection with the amendment of our ABL Facility.

Interest Expense

Interest expense for the quarter ended June 30, 2012 was flat compared with the quarter ended July 2, 2011. Higher debt levels associated with our ABL Facility were offset by a lower average interest rate on the outstanding debt. In addition, we recorded $0.4 million during the current period associated with the fair value changes of our interest rate swaps entered into during 2011. The comparable amount recorded associated with these swaps during the quarter ended July 2, 2011 was $0.4 million.

Provision (Benefit) for Income Taxes

The income tax benefit recorded for the second quarter of 2012 has been computed based on year-to-date amounts and projected income levels for the full year. As a result, our income tax benefit for the quarter ended June 30, 2012 was $10.3 million, which was based on a pre-tax loss of $5.2 million. Our income tax provision for the quarter ended July 2, 2011 was $2.5 million, which was based on a pre-tax income of $6.0 million. For the quarter ended June 30, 2012 and the quarter ended July 2, 2011, our effective tax rate was 198.3% and 42.3%, respectively. The effective tax rate for the quarter ended June 30, 2012 is higher than our statutory tax rate primarily due to a lower estimate of projected full year income levels as well as state income taxes, a result based on our legal entity tax structure and individual state filing requirements.

Six Months Ended June 30, 2012 Compared to the Six Months Ended July 2, 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Six Months Ended	Six Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	June 30,	July 2,	Favorable	Favorable	June 30,	July 2,
In thousands	2012	2011	(unfavorable)	(unfavorable)	2012	2011
Net sales	$1,668,497	$1,403,309	$265,188	18.9%	100.0%	100.0%
Cost of goods sold	1,401,097	1,162,421	(238,676)	-20.5%	84.0%	82.8%
Selling, general and administrative expenses	248,780	208,379	(40,401)	-19.4%	14.9%	14.8%
Transaction expenses	1,261	1,647	386	23.4%	0.1%	0.1%

Operating income (loss)	17,359	30,862	(13,503)	-43.8%	1.0%	2.2%
Other income (expense):
Interest expense	(33,731)	(33,525)	(206)	-0.6%	-2.0%	-2.4%
Other, net	(1,384)	(869)	(515)	-59.3%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(17,756)	(3,532)	(14,224)	-402.7%	-1.1%	-0.3%
Provision (benefit) for income taxes	(15,808)	(1,466)	14,342	978.3%	-0.9%	-0.1%

Net income (loss)	$(1,948)	$(2,066)	$118	5.7%	-0.1%	-0.1%

Net Sales

Net sales for the six months ended June 30, 2012 increased 18.9%, or $265.2 million, compared with the six months ended July 2, 2011. The increase in net sales was primarily driven by higher net tire pricing of $117.0 million. The pricing increase, which included $88.9 million related to passenger and light truck tires and $19.3 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $97.1 million of incremental sales during the six months ended June 30, 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $37.3 million, primarily driven by passenger and light truck tires.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2012 increased 20.5%, or $238.7 million, compared with the six months ended July 2, 2011. The increase in cost of goods sold was primarily driven by higher net tire pricing of $97.3 million. The pricing increase, which included $74.7 million related to passenger and light truck tires and $16.2 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $83.0 million of incremental costs during the six months ended June 30, 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $28.3 million, primarily driven by passenger and light truck tires.

Cost of goods sold as a percentage of net sales was 84.0% for the six months ended June 30, 2012; an increase compared with 82.8% during the six months ended July 2, 2011. The increase in the cost of goods sold as a percentage of net sales was primarily driven by a lower level of manufacturer price increases implemented during 2012 as compared to 2011. These price increases generate favorable inventory cost layers that are passed through to our customers. In addition, competitive pricing pressures have increased as distributors vie for customers in a sluggish market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 increased 19.4%, or $40.4 million, compared with the six months ended July 2, 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. Combined, these factors added $13.4 million of incremental costs to the six months ended June 30, 2012, including increased amortization expense of $2.4 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $10.7 million, primarily due to higher sales volume and related headcount; a $4.8 million increase to vehicle expense due to a higher price per gallon for fuel and other vehicle related expenses; as well as a $2.6 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $3.0 million of costs to the six months ended June 30, 2012 as we increased our capital expenditures for information system technologies.

Selling, general and administrative expenses as a percentage of net sales was 14.9% for the six months ended June 30, 2012; an increase compared with 14.8% during the six months ended July 2, 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the six months ended June 30, 2012 were $1.3 million, which were primarily related to acquisition costs associated with our acquisition of CTO in May of 2012. In addition, we incurred $0.1 million for exit costs associated with our 2011 decision to relocate two existing distribution centers into two expanded distribution centers. During the six months ended July 2, 2011, transaction expenses of $1.6 million related to our acquisition of NCT as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC.

Interest Expense

Interest expense for the six months ended June 30, 2012 increased 0.6% or $0.2 million compared with the six months ended July 2, 2011. The increase is primarily due to higher debt levels associated with our ABL Facility offset by lower average interest rates on the outstanding debt. In addition, we recorded $0.6 million during the current period associated with the fair value changes of our interest rate swaps entered into during 2011. The comparable amount recorded associated with these swaps during the six months ended July 2, 2011 was $0.6 million.

Provision (Benefit) for Income Taxes

The income tax benefit recorded for the second quarter of 2012 has been computed based on year-to-date amounts and projected income levels for the full year. As a result, our income tax benefit for the six months ended June 30, 2012 was $15.8 million, which was based on a pre-tax loss of $17.8 million. Our income tax benefit for the six months ended July 2, 2011 was $1.5 million, which was based on a pre-tax loss of $3.5 million. For the six months ended June 30, 2012 and the six months ended July 2, 2011, our effective tax rate was 89.0% and 41.5%, respectively. The effective tax rate for the six months ended June 30, 2012 is higher than our statutory tax rate primarily due to a lower estimate of projected full year income levels as well as state income taxes, a result based on our legal entity tax structure and individual state filing requirements.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

	June 30,	December 31,
In thousands	2012	2011
Cash and cash equivalents	$18,322	$14,979
Working capital	527,840	447,133
Total debt	939,212	835,808
Total stockholders’ equity	655,080	655,819
Debt-to-capital ratio	58.9%	56.0%

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We expect our cash flow from operations, combined with availability under our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period. In addition, we expect our cash flow from operations and our availability under our ABL Facility, which now matures on June 6, 2016, to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending during the foreseeable future.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2012, our total indebtedness is $939.2 million with a debt-to-capital ratio of 58.9%. Cash interest payments for the six months ended June 30, 2012 and July 2, 2011 amounted to $31.0 million and $31.2 million, respectively. As of June 30, 2012, we have an additional $165.1 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Cash provided by (used in) operating activities	$(38,333)	$(126,116)
Cash provided by (used in) investing activities	(48,438)	(73,286)
Cash provided by (used in) financing activities	90,114	206,679

Net increase (decrease) in cash and cash equivalents	3,343	7,277
Cash and cash equivalents - beginning of period	14,979	11,971

Cash and cash equivalents - end of period	$18,322	$19,248

Cash payments for interest	$31,033	$31,151
Cash payments (receipts) for taxes, net	$1,355	$951
Capital expenditures financed by debt	$515	$—

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $38.3 million, of which $74.7 million related to working capital requirements. Inventory increased $110.5 million as a result of the normal seasonal build in our inventory as well as stocking two new distribution centers opened during the first quarter of 2012. In addition, higher sales volume led to a $26.2 million increase to accounts receivable. However, these amounts were partially offset by a $62.9 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments.

Net cash used in operating activities for the six months ended July 2, 2011 was $126.1 million. During the six months, working capital requirements resulted in a cash outflow of $155.8 million, primarily driven by an increase in inventory of $195.2 million. The increase reflected our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the additional cost of stocking seven new distribution centers, the impact of manufacturer price increases on the replenishment of our inventory as well as the seasonal nature of our business. In addition, the expansion of inventory at NCT also contributed to the inventory increase. As well, higher sales volumes led to a $55.0 million increase to accounts receivable. However, these amounts were partially offset by a $97.4 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments and accrued interest on our senior notes, respectively.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $48.4 million, compared with $73.3 million during the six months ended July 2, 2011. The change was primarily associated with cash paid for acquisitions, which resulted in a $43.2 million reduction in the current period. We invested $29.0 million in property and equipment purchases during the six months ended June 30, 2012, which included information technology upgrades, IT application development and warehouse racking. During the six months ended July 2, 2011 capital expenditures for property and equipment were $10.0 million. The expenditures included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $90.1 million, compared with financing activities of $206.7 million during the six months ended July 2, 2011. The change was primarily related to lower net borrowings from our ABL Facility due to the reduction in working capital requirements during the current year.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the six months ended June 30, 2012 were $31.0 million, compared with $31.2 million paid during the six months ended July 2, 2011. Despite higher average debt levels during the current period, we experienced lower average interest rates on the outstanding debt during the six months ended June 30, 2012.

Cash payments for taxes during the six months ended June 30, 2012 were $1.4 million, compared with $1.0 million paid during the six months ended July 2, 2011. Included in the six months ended June 30, 2012 is a receipt of $1.2 million related to a federal income tax refund. The difference between the periods primarily relates to the balance and timing of income tax extension payments.

Indebtedness

The following table summarizes the Company’s outstanding debt at June 30, 2012:

		Interest Rate	Outstanding
In thousands	Matures	(1)	Balance
ABL Facility	2016	3.0%	$477,391
Senior Secured Notes	2017	9.75	247,609
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2027	7.1 - 12.3	12,591
Other	2014 - 2021	8.0 - 10.6	1,621

Total debt			939,212
Less - Current maturities			(427)

Long-term debt			$938,785

(1)	Interest rate for the ABL Facility is the weighted average interest rate at June 30, 2012.

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

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At June 30, 2012, we had $477.4 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $7.5 million, leaving $165.1 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% as of June 30, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25% as of June 30, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of June 30, 2012, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended June 30, 2012	Quarter Ended July 2, 2011	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011
Net income (loss)	$5,129	$3,470	$(1,948)	$(2,066)
Depreciation and amortization	22,186	19,407	43,240	37,924
Interest expense	16,979	16,998	33,731	33,525
Income tax provision (benefit)	(10,347)	2,540	(15,808)	(1,466)
Management fee	1,153	1,217	2,300	1,939
Stock-based compensation	597	571	1,154	1,186
Transaction fees	675	585	1,261	1,647
Other	424	413	992	900

Adjusted EBITDA	$36,796	$45,201	$64,922	$73,589

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of June 30, 2012, our total obligations as guarantor on these leases are approximately $3.2 million extending over seven years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.9 million as of June 30, 2012. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the six months ended June 30, 2012, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual impairment test in the fourth quarter and do not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

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

Our ABL Facility is exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At June 30, 2012, we had $477.4 million outstanding under our ABL Facility subject to interest rate changes.

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

At June 30, 2012, $327.4 million of the outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $3.3 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 1A.	Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)