Form 10-Q
period 2012-09-29
American Tire Distributors Holdings, Inc.
filed 2012-11-09
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at November 1, 2012: 1,000

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,802	$14,979
Restricted cash	1,250	1,072
Accounts receivable, net	299,235	268,943
Inventories	701,967	641,710
Income tax receivable	369	1,601
Deferred income taxes	14,628	15,042
Assets held for sale	7,234	6,301
Other current assets	17,681	13,203

Total current assets	1,057,166	962,851

Property and equipment, net	124,732	99,930
Goodwill	455,982	445,715
Other intangible assets, net	706,088	737,684
Other assets	54,130	56,383

Total assets	$2,398,098	$2,302,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491,334	$469,867
Accrued expenses	52,906	45,693
Current maturities of long-term debt	432	158

Total current liabilities	544,672	515,718

Long-term debt	924,116	835,650
Deferred income taxes	270,520	282,756
Other liabilities	12,647	12,620
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	694,712	691,951
Accumulated (deficit) earnings	(48,745)	(36,195)
Accumulated other comprehensive income (loss)	176	63

Total stockholders’ equity	646,143	655,819

Total liabilities and stockholders’ equity	$2,398,098	$2,302,563

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended September 29, 2012	Quarter Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Net sales	$915,340	$830,966	$2,583,837	$2,234,275
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	765,768	697,854	2,166,865	1,860,275
Selling, general and administrative expenses	129,159	111,694	377,939	320,073
Transaction expenses	799	1,183	2,060	2,830

Operating income (loss)	19,614	20,235	36,973	51,097
Other income (expense):
Interest expense	(18,744)	(17,231)	(52,475)	(50,756)
Other, net	(1,418)	(434)	(2,802)	(1,303)

Income (loss) from operations before income taxes	(548)	2,570	(18,304)	(962)
Income tax provision (benefit)	10,054	1,090	(5,754)	(376)

Net income (loss)	$(10,602)	$1,480	$(12,550)	$(586)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	58	(162)	113	(230)

Other comprehensive income (loss)	58	(162)	113	(230)

Comprehensive income (loss)	$(10,544)	$1,318	$(12,437)	$(816)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income

In thousands, except share amounts		Shares	Amount
Balance, December 31, 2011	$655,819	1,000	$—	$691,951	$(36,195)	$63
Net income (loss)	(12,550)	—	—	—	(12,550)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	113	—	—	—	—	113
Stock-based compensation expense	2,761	—	—	2,761	—	—

Balance, September 29, 2012	$646,143	1,000	$—	$694,712	$(48,745)	$176

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Cash flows from operating activities:
Net income (loss)	$(12,550)	$(586)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,656	57,799
Amortization of other assets	3,648	3,543
Benefit for deferred income taxes	(11,897)	(15,530)
Provision for doubtful accounts	1,546	1,653
Stock-based compensation	2,761	2,648
Other, net	2,679	946
Change in operating assets and liabilities:
Accounts receivable	(28,809)	(75,067)
Inventories	(53,836)	(208,343)
Income tax receivable	1,232	(1,347)
Other current assets	(4,410)	(1,062)
Accounts payable and accrued expenses	9,632	73,651
Other, net	(1,179)	(1,629)

Net cash provided by (used in) operating activities	(25,527)	(163,324)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(19,224)	(59,059)
Purchase of property and equipment	(42,177)	(18,862)
Purchase of assets held for sale	(3,281)	(2,281)
Proceeds from sale of property and equipment	84	70
Proceeds from sale of assets held for sale	3,078	1,174

Net cash provided by (used in) investing activities	(61,520)	(78,958)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,513,600	2,088,278
Repayments of revolving credit facility	(2,423,995)	(1,852,239)
Outstanding checks	(928)	15,488
Payments of deferred financing costs	—	(5,880)
Payments of other long-term debt	(1,807)	(771)

Net cash provided by (used in) financing activities	86,870	244,876

Net increase (decrease) in cash and cash equivalents	(177)	2,594
Cash and cash equivalents—beginning of period	14,979	11,971

Cash and cash equivalents—end of period	$14,802	$14,565

Supplemental disclosures of cash flow information:
Cash payments for interest	$34,913	$34,020
Cash payments (receipts) for taxes, net	$6,197	$1,358

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$515	$—

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2012 and October 1, 2011 each contain operating results for 13 weeks. The nine months ended September 29, 2012 and October 1, 2011 each contain operating results for 39 weeks.

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

The acquisition of CTO was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $15.9 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $9.4 million. The premium in the purchase price paid for the acquisition of CTO reflects the anticipated realization of operational and cost synergies. As of the balance sheet date, the purchase price allocation is final except for the resolution of the post-closing purchase price adjustment and tax matters, both of which the Company anticipates finalizing by fiscal year end.

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

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At September 29, 2012, assets held for sale totaled $7.2 million, of which $1.1 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

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

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. At September 29, 2012, the carrying value of the facility was $1.7 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	Holdings
Balance, December 31, 2011	$445,715
Acquisitions	9,446
Purchase accounting adjustments	821

Balance, September 29, 2012	$455,982

At September 29, 2012, the Company has recorded goodwill of $456.0 million, of which approximately $31 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $9.4 million as goodwill. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at September 29, 2012 and December 31, 2011:

In thousands	September 29, 2012	December 31, 2011
Customer list	$588,134	$572,209
Noncompete agreement	7,713	6,320
Tradenames	4,104	4,104

Total gross finite-lived intangible assets	599,951	582,633
Accumulated amortization	(143,756)	(94,842)

Total net finite-lived intangible assets	456,195	487,791
Tradenames (indefinite-lived)	249,893	249,893

Total	$706,088	$737,684

As part of the purchase price allocation of CTO, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years. In connection with the acquisition of NCT during 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a non-compete agreement. These intangible assets had a useful life of nineteen years and five years, respectively. See Note 4 for additional information.

Intangible asset amortization expense was $16.7 million and $15.8 million for the quarters ended September 29, 2012 and October 1, 2011 respectively. For the nine months ended September 29, 2012 and October 1, 2011, intangible asset amortization expense was $48.9 million and $45.9 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $17 million for the remaining three months of 2012 and approximately $64 million in 2013, $59 million in 2014, $50 million in 2015 and $42 million in 2016.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at September 29, 2012 and at December 31, 2011:

In thousands	September 29, 2012	December 31, 2011
ABL Facility	$462,860	$373,255
Senior Secured Notes	247,705	247,425
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,529	14,118
Other	1,454	1,010

Total debt	924,548	835,808
Less—Current maturities	(432)	(158)

Long-term debt	$924,116	$835,650

The fair value of the Company’s long-term senior notes was $474.8 million at September 29, 2012 and $463.5 million at December 31, 2011. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

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

On June 6, 2011, the Company entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. The Company maintains the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At September 29, 2012, the Company had $462.9 million outstanding under the facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $7.5 million, leaving $179.7 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% as of September 29, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25% as of September 29, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring it to meet a fixed charge coverage ratio of 1.0 to 1.0. As of September 29, 2012, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At September 29, 2012, the outstanding balance of the financing obligation was $12.5 million.

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

On August 1, 2012, the Company entered into two interest rate swap agreements (“3Q 2012 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, with each $50.0 million contract having a fixed rate of 0.655% and expiring in June 2016. The counterparty to each swap is a major financial institution. The 3Q 2012 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of comprehensive income (loss).

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

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011:

		Liability Derivatives
In thousands	Balance Sheet Location	September 29, 2012	December 31, 2011
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Accrued expenses	$225	$303
1Q 2011 swap—$25 million notional	Accrued expenses	—	12
3Q 2011 swaps—$100 million notional	Accrued expenses	1,464	551
3Q 2012 swaps—$100 million notional	Accrued expenses	810	—

Total		$2,499	$866

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended September 29, 2012	Quarter Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Interest Expense	$(34)	$(32)	$(78)	$474
1Q 2011 swap—$25 million notional	Interest Expense	—	(14)	(12)	35
3Q 2011 swaps—$100 million notional	Interest Expense	266	426	912	426
3Q 2012 swaps—$100 million notional	Interest Expense	810	—	810	—

Total		$1,042	$380	$1,632	$935

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of September 29, 2012:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,562	$2,562	$—	$—

Total	$2,562	$2,562	$—	$—
Liabilities:
Derivative instruments	$2,499	$—	$2,499	$—

Total	$2,499	$—	$2,499	$—

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 29, 2012 are the same as those used at December 31, 2011. As a result, there have been no transfers between Level 1 and Level 2 categories.

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, provides that a maximum of 48.6 million shares of common stock of the indirect parent company are available for grant. As of September 29, 2012, the Company has 1.7 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 31, 2011	44,598,400	$1.00
Granted	2,277,600	1.14
Cancelled	—	—

Outstanding—September 29, 2012	46,876,000	$1.01

Exercisable—September 29, 2012	17,589,335	$1.00

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At September 29, 2012, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $9.9 million.

The weighted average fair value of stock options granted during the nine months ended September 29, 2012 and October 1, 2011 was $0.50 and $0.44, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Risk-free interest rate	1.48%	2.41%
Dividend yield	—	—
Expected life	6.5 years	6.4 years
Volatility	42.81%	40.75%

As the Company does not have sufficient historical volatility data for Holdings own common stock, the stock price volatility utilized in the fair value calculation is based on the Company’s peer group in the industry in which it does business. The risk-free interest rate is based on the yield-curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Because the Company does not have relevant data available regarding the expected life of the award, the expected life is derived from the Simplified Method as allowed under SAB Topic 14.

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at September 29, 2012 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the nine months ended September 29, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	219,298	1.14
Vested	(50,000)	1.00
Cancelled	—	—

Outstanding and unvested at September 29, 2012	344,298	$1.09

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At September 29, 2012, unrecognized compensation expense related to non-vested RSUs granted under the 2010 RSU Plan totaled $0.2 million.

Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses within the condensed consolidated statement of comprehensive income (loss). The amount of compensation expense recognized during a period is based on the portion of the granted awards that are expected to vest. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards as of the grant date that actually vest. The following table summarizes the compensation expense recognized:

In thousands	Quarter Ended September 29, 2012	Quarter Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Stock Options	$1,534	$1,431	$2,584	$2,565
Restricted Stock Units	73	31	177	83

Total	$1,607	$1,462	$2,761	$2,648

13.	Income Taxes:

The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the nine months ended September 29, 2012, the Company utilized the discrete method to calculate the interim income tax provision as management determined that small changes in forecasted income would result in significant changes in the estimate of the annual effective tax rate.

Based on the reported loss before income taxes for the nine months ended September 29, 2012, the Company had an income tax benefit of $5.8 million and an effective tax benefit rate of 31.4%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rates primarily due to a lower estimate of projected full year income levels and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state filing requirements. As a result of the change in interim methodology from the effective tax rate method to the discrete method for the nine months ended September 29, 2012, the Company reported an income tax provision of $10.1 million for the quarter ended September 29, 2012.

At September 29, 2012, the Company has a net deferred tax liability of $255.9 million, of which, $14.6 million was recorded as a current deferred tax asset and $270.5 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger, assuming an effective tax rate of 39.6%.

At September 29, 2012, the Company had unrecognized tax benefits of $1.8 million, of which $0.5 million is included within accrued expenses and $1.3 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.6 million as of September 29, 2012. In addition, $0.2 million related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008 – 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of September 29, 2012, the Company’s total obligations are $3.0 million extending over seven years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $2.8 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3?10 of Regulation S–X and reflect the financial position, results of operations, and cash flows of the Company.

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

The condensed consolidating financial information for the Company is as follows:

	As of September 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,663	$321	$818	$—	$14,802
Restricted cash	—	250	1,000	—	—	1,250
Accounts receivable, net	—	297,757	1,474	4	—	299,235
Inventories	—	701,880	87	—	—	701,967
Assets held for sale	—	7,234	—	—	—	7,234
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	—	5,235	60,841	—	(66,076)	—
Other current assets	—	24,916	4,924	2,469	—	32,309

Total current assets	—	1,051,304	68,647	3,291	(66,076)	1,057,166

Property and equipment, net	—	124,027	694	11	—	124,732
Goodwill and other intangible assets, net	418,592	716,445	26,171	862	—	1,162,070
Investment in subsidiaries	242,538	53,395	—	—	(295,933)	—
Other assets	8,691	45,122	317	—	—	54,130

Total assets	$669,821	$1,990,293	$95,829	$4,164	$(362,009)	$2,398,098

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$488,629	$2,705	$—	$—	$491,334
Accrued expenses	—	52,161	745	—	—	52,906
Current maturities of long-term debt	—	426	6	—	—	432
Intercompany payables	23,678	1,987	28,461	11,950	(66,076)	—

Total current liabilities	23,678	543,203	31,917	11,950	(66,076)	544,672

Long-term debt	—	924,105	11	—	—	924,116
Deferred income taxes	—	267,852	587	2,081	—	270,520
Other liabilities	—	12,595	52	—	—	12,647
Stockholders' equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	694,712	10,485	—	—	(10,485)	694,712
Accumulated deficit	(48,745)	(48,745)	(1,673)	(9,867)	60,285	(48,745)
Accumulated other comprehensive income (loss)	176	176	—	—	(176)	176

Total stockholders' equity	646,143	242,538	63,262	(9,867)	(295,933)	646,143

Total liabilities and stockholders' equity	$669,821	$1,990,293	$95,829	$4,164	$(362,009)	$2,398,098

	As of December 31, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,118	$—	$861	$—	$14,979
Restricted cash	—	1,072	—	—	—	1,072
Accounts receivable, net	—	268,937	1	5	—	268,943
Inventories	—	641,710	—	—	—	641,710
Assets held for sale	—	6,301	—	—	—	6,301
Income tax receivable	—	1,601	—	—	—	1,601
Intercompany receivables	—	—	59,966	—	(59,966)	—
Other current assets	—	23,030	4,941	274	—	28,245

Total current assets	—	956,769	64,908	1,140	(59,966)	962,851

Property and equipment, net	—	99,276	639	15	—	99,930
Goodwill and other intangible assets, net	418,592	761,888	1,852	1,067	—	1,183,399
Investment in subsidiaries	252,214	60,798	—	—	(313,012)	—
Other assets	8,691	47,683	3	6	—	56,383

Total assets	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$467,714	$2,153	$—	$—	$469,867
Accrued expenses	—	45,516	177	—	—	45,693
Current maturities of long-term debt	—	141	17	—	—	158
Intercompany payables	23,678	32,613	—	3,675	(59,966)	—

Total current liabilities	23,678	545,984	2,347	3,675	(59,966)	515,718

Long-term debt	—	835,635	15	—	—	835,650
Deferred income taxes	—	280,088	587	2,081	—	282,756
Other liabilities	—	12,493	127	—	—	12,620
Stockholders' equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	691,951	7,724	—	—	(7,724)	691,951
Accumulated deficit	(36,195)	(36,195)	(609)	(3,528)	40,332	(36,195)
Accumulated other comprehensive income (loss)	63	63	—	—	(63)	63

Total stockholders' equity	655,819	252,214	64,326	(3,528)	(313,012)	655,819

Total liabilities and stockholders' equity	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Condensed consolidating statements of comprehensive income (loss) for the quarters ended September 29, 2012 and October 1, 2011 are as follows:

	For the Quarter Ended September 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$913,285	$2,378	$(323)	$—	$915,340
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	763,578	2,150	40	—	765,768
Selling, general and administrative expenses	—	126,484	615	2,060	—	129,159
Transaction expenses	—	705	94	—	—	799

Operating income (loss)	—	22,518	(481)	(2,423)	—	19,614
Other (expense) income:
Interest expense	—	(18,744)	—	—	—	(18,744)
Other, net	—	(1,421)	5	(2)	—	(1,418)
Equity earnings of subsidiaries	(10,602)	(6,525)	—	—	17,127	—

Income (loss) from operations before income taxes	(10,602)	(4,172)	(476)	(2,425)	17,127	(548)

Income tax provision (benefit)	—	6,430	469	3,155	—	10,054

Net income (loss)	$(10,602)	$(10,602)	$(945)	$(5,580)	$17,127	$(10,602)

Comprehensive income (loss)	$(10,544)	$(10,544)	$—	$—	$10,544	$(10,544)

	For the Quarter Ended October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$831,715	$(20)	$(729)	$—	$830,966
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	697,843	—	11	—	697,854
Selling, general and administrative expenses	—	110,496	336	862	—	111,694
Transaction expenses	—	1,183	—	—	—	1,183

Operating income (loss)	—	22,193	(356)	(1,602)	—	20,235
Other (expense) income:
Interest expense	—	(17,231)	—	—	—	(17,231)
Other, net	—	(433)	—	(1)	—	(434)
Equity earnings of subsidiaries	1,480	(1,310)	—	—	(170)	—

Income (loss) from operations before income taxes	1,480	3,219	(356)	(1,603)	(170)	2,570

Income tax provision (benefit)	—	1,739	(141)	(508)	—	1,090

Net income (loss)	$1,480	$1,480	$(215)	$(1,095)	$(170)	$1,480

Comprehensive income (loss)	$1,318	$1,318	$—	$—	$(1,318)	$1,318

Condensed consolidating statements of comprehensive income (loss) for the nine months ended September 29, 2012 and October 1, 2011 are as follows:

	For the Nine Months Ended September 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$2,578,275	$6,822	$(1,260)	$—	$2,583,837
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,160,717	6,053	95	—	2,166,865
Selling, general and administrative expenses	—	367,993	1,961	7,985	—	377,939
Transaction expenses	—	1,677	383	—	—	2,060

Operating income (loss)	—	47,888	(1,575)	(9,340)	—	36,973
Other (expense) income:
Interest expense	—	(52,475)	—	—	—	(52,475)
Other, net	—	(2,807)	7	(2)	—	(2,802)
Equity earnings of subsidiaries	(12,550)	(7,403)	—	—	19,953	—

Income (loss) from operations before income taxes	(12,550)	(14,797)	(1,568)	(9,342)	19,953	(18,304)
Income tax provision (benefit)	—	(2,247)	(504)	(3,003)	—	(5,754)

Net income (loss)	$(12,550)	$(12,550)	$(1,064)	$(6,339)	$19,953	$(12,550)

Comprehensive income (loss)	$(12,437)	$(12,437)	$—	$—	$12,437	$(12,437)

	For the Nine Months Ended October 1, 2011
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$2,235,717	$488	$(1,930)	$—	$2,234,275
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,859,965	282	28	—	1,860,275
Selling, general and administrative expenses	—	314,868	476	4,729	—	320,073
Transaction expenses	—	2,830	—	—	—	2,830

Operating income (loss)	—	58,054	(270)	(6,687)	—	51,097
Other (expense) income:
Interest expense	—	(50,756)	—	—	—	(50,756)
Other, net	—	(1,303)	(1)	1	—	(1,303)
Equity earnings of subsidiaries	(586)	(4,233)	—	—	4,819	—

Income (loss) from operations before income taxes	(586)	1,762	(271)	(6,686)	4,819	(962)
Income tax provision (benefit)	—	2,348	(106)	(2,618)	—	(376)

Net income (loss)	$(586)	$(586)	$(165)	$(4,068)	$4,819	$(586)

Comprehensive income (loss)	$(816)	$(816)	$—	$—	$816	$(816)

Condensed consolidating statements of cash flows for the nine months ended September 29, 2012 and October 1, 2011 are as follows:

In thousands	For the Nine Months Ended September 29, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(25,302)	$(182)	$(43)	$—	$(25,527)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,870)	646	—	—	(19,224)
Purchase of property and equipment	—	(42,177)	—	—	—	(42,177)
Purchase of assets held for sale	—	(3,281)	—	—	—	(3,281)
Proceeds from sale of property and equipment	—	65	19	—	—	84
Proceeds from disposal of assets held for sale	—	3,078	—	—	—	3,078

Net cash provided by (used in) investing activities	—	(62,185)	665	—	—	(61,520)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,513,600	—	—	—	2,513,600
Repayments of revolving credit facility	—	(2,423,995)	—	—	—	(2,423,995)
Outstanding checks	—	(928)	—	—	—	(928)
Payments of other long-term debt	—	(1,645)	(162)	—	—	(1,807)

Net cash provided by (used in) financing activities	—	87,032	(162)	—	—	86,870

Net increase (decrease) in cash and cash equivalents	—	(455)	321	(43)	—	(177)
Cash and cash equivalents—beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents—end of period	$—	$13,663	$321	$818	$—	$14,802

In thousands	For the Nine Months Ended October 1, 2011
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(163,468)	$(101)	$245	$—	$(163,324)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,059)	—	—	—	(59,059)
Purchase of property and equipment	—	(18,862)	—	—	—	(18,862)
Purchase of assets held for sale	—	(2,263)	(18)	—	—	(2,281)
Proceeds from sale of property and equipment	—	65	5	—	—	70
Proceeds from disposal of assets held for sale	—	1,174	—	—	—	1,174

Net cash provided by (used in) investing activities	—	(78,945)	(13)	—	—	(78,958)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,088,278	—	—	—	2,088,278
Repayments of revolving credit facility	—	(1,852,239)	—	—	—	(1,852,239)
Outstanding checks	—	15,488	—	—	—	15,488
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)
Payments of other long-term debt	—	(753)	(18)	—	—	(771)

Net cash provided by (used in) financing activities	—	244,894	(18)	—	—	244,876

Net increase (decrease) in cash and cash equivalents	—	2,481	(132)	245	—	2,594
Cash and cash equivalents—beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents—end of period	$—	$13,785	$—	$780	$—	$14,565

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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 102 distribution centers, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs), to approximately 60,000 customers. The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 1.9% and 8.7%, respectively, of our net sales in fiscal 2011.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear, and Michelin — as well as Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent 80.3% of our total net sales for the quarter ended September 29, 2012. The remainder of net sales is derived from other tire sales (16.8%), custom wheels (1.7%) and tire supplies, tools and other products (1.2%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. replacement tire market has historically experienced stable growth and favorable pricing dynamics. However, the market is subject to changes in consumer confidence and the economic conditions that impact its customers. As a result, our customers may opt to defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macro-economic factors such as unemployment, persistently high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2011, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. However, the impact of the recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011 ending the negative growth trend, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. The economy continues to recover at a slow pace. Our outlook for 2012 reflects little or no market improvement, however, we expect to continue to follow our historical trend and outperform our expectations of the market.

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010, we opened new distribution centers in 10 locations throughout the contiguous United States increasing the size of our distribution network to 98 as of December 31, 2011. During the first nine months of 2012, we continued to execute on our plans to expand by opening new distribution centers in Long Island, NY, Milwaukee, WI, Colorado Springs, CO and Austin, TX. We will continue to evaluate additional geographic markets during 2012 and beyond.

On August 1, 2012, ATDI entered into two interest rate swap agreements (“3Q 2012 Swaps”) used to hedge a portion of our exposure to changes in our variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, with each $50.0 million contract having a fixed rate of 0.655% and expiring in June 2016. The 3Q 2012 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of comprehensive income (loss).

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

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2012 and October 1, 2011 each contain operating results for 13 weeks. The nine months ended September 29, 2012 and October 1, 2011 each contain operating results for 39 weeks.

Quarter Ended September 29, 2012 Compared to the Quarter Ended October 1, 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	September 29, 2012	October 1, 2011	Favorable (unfavorable)	Favorable (unfavorable)	September 29, 2012	October 1, 2011
Net sales	$915,340	$830,966	$84,374	10.2%	100.0%	100.0%
Cost of goods sold	765,768	697,854	(67,914)	-9.7%	83.7%	84.0%
Selling, general and administrative expenses	129,159	111,694	(17,465)	-15.6%	14.1%	13.4%
Transaction expenses	799	1,183	384	32.5%	0.1%	0.1%

Operating income (loss)	19,614	20,235	(621)	-3.1%	2.1%	2.4%
Other income (expense):
Interest expense	(18,744)	(17,231)	(1,513)	-8.8%	-2.0%	-2.1%
Other, net	(1,418)	(434)	(984)	-226.7%	-0.2%	-0.1%

Income (loss) from operations before income taxes	(548)	2,570	(3,118)	-121.3%	-0.1%	0.3%
Provision (benefit) for income taxes	10,054	1,090	(8,964)	-822.4%	1.1%	0.1%

Net income (loss)	$(10,602)	$1,480	$(12,082)	-816.4%	-1.2%	0.2%

Net Sales

Net sales for the quarter ended September 29, 2012 increased 10.2%, or $84.4 million, compared with the quarter ended October 1, 2011. The increase in net sales was primarily driven by the combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. These growth initiatives added $41.9 million of incremental sales in the third quarter of 2012. In addition, higher net tire pricing of $37.2 million contributed to the increase. The pricing increase, which included $28.0 million related to passenger and light truck tires and $6.2 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011. An increase in comparable tire unit sales across all tire categories contributed $2.8 million, primarily driven by passenger and light truck tires. However, the increase in comparable tire unit sales was impacted by the destocking of lower price point inventories throughout the marketplace in anticipation to the expiration of tariffs imposed on Chinese tire imports that ceased at the end of September. As a result, comparable net sales of the Chinese tire imports decreased by $9.3 million.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 29, 2012 increased 9.7%, or $67.9 million, compared with the quarter ended October 1, 2011. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. These growth initiatives added $36.4 million of incremental costs in the third quarter of 2012. In addition, higher net tire pricing of $29.8 million contributed to the increase. The pricing increase, which included $24.6 million related to passenger and light truck tires and $5.2 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011.

Cost of goods sold as a percentage of net sales was 83.7% for the quarter ended September 29, 2012; a decrease compared with 84.0% during the quarter ended October 1, 2011. The improvement in the cost of goods sold as a percentage of net sales was primarily driven by an improved product mix which resulted from a lower level of sales volume from our lower price point inventories impacted by the Chinese tariff. In addition, we received a higher level of benefit from manufacturer volume incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 29, 2012 increased 15.6%, or $17.5 million, compared with the quarter ended October 1, 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. Combined, these factors added $5.8 million of incremental costs to the third quarter of 2012, including increased amortization expense of $1.0 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $4.5 million, primarily due to higher sales volume and related headcount; a $2.6 million increase to vehicle expense due to a higher price per gallon of fuel, higher overall consumption of fuel and other vehicle related expenses; as well as a $1.6 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $1.3 million of costs to the quarter ended September 29, 2012 as we increased our capital expenditure costs for information system technologies.

Selling, general and administrative expenses as a percentage of net sales was 14.1% for the quarter ended September 29, 2012; an increase compared with 13.4% during the quarter ended October 1, 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the quarter ended September 29, 2012 were $0.8 million, which were primarily related to costs associated with our acquisition of CTO in May 2012 as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended October 1, 2011, transaction expenses of $1.2 million primarily related to severance and integration costs in association with our acquisition of NCT in April 2011.

Interest Expense

Interest expense for the quarter ended September 29, 2012 increased 8.8%, or $1.5 million, compared with the quarter ended October 1, 2011. Higher debt levels associated with our ABL Facility was the primary driver of the increase. In addition, we recorded $1.0 million during the current period associated with the fair value changes of our interest rate swaps. The comparable amount recorded associated with these swaps during the quarter ended October 1, 2011 was $0.4 million.

Provision (Benefit) for Income Taxes

Based on the interim period effective tax rate, our income tax provision for the quarter ended September 29, 2012 was $10.1 million, a result based on the change in interim methodology from the effective tax rate method to the discrete method. The combination of our income tax provision and our recorded loss from operations before income taxes of $0.5 million resulted in a negative effective tax rate for the period. The effective tax rate for the quarter ended September 29, 2012 is different than our statutory tax rate primarily due to a lower estimate of projected full year income levels as well as state income taxes, a result based on our legal entity tax structure and individual state filing requirements. The change in projected income levels effect the percentage by which individual tax items impact the effective tax rate. For the quarter ended October 1, 2011, our income tax provision was $1.1 million. Based on the income from operations before income taxes of $2.6 million, our effective tax rate was 42.4%.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended October 1, 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Nine Months Ended	Nine Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	September 29, 2012	October 1, 2011	Favorable (unfavorable)	Favorable (unfavorable)	September 29, 2012	October 1, 2011
Net sales	$2,583,837	$2,234,275	$349,562	15.6%	100.0%	100.0%
Cost of goods sold	2,166,865	1,860,275	(306,590)	-16.5%	83.9%	83.3%
Selling, general and administrative expenses	377,939	320,073	(57,866)	-18.1%	14.6%	14.3%
Transaction expenses	2,060	2,830	770	27.2%	0.1%	0.1%

Operating income (loss)	36,973	51,097	(14,124)	-27.6%	1.4%	2.3%
Other income (expense):
Interest expense	(52,475)	(50,756)	(1,719)	-3.4%	-2.0%	-2.3%
Other, net	(2,802)	(1,303)	(1,499)	-115.0%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(18,304)	(962)	(17,342)	-1802.7%	-0.7%	0.0%
Provision (benefit) for income taxes	(5,754)	(376)	5,378	1430.3%	-0.2%	0.0%

Net income (loss)	$(12,550)	$(586)	$(11,964)	-2041.6%	-0.5%	0.0%

Net Sales

Net sales for the nine months ended September 29, 2012 increased 15.6%, or $349.6 million, compared with the nine months ended October 1, 2011. The increase in net sales was primarily driven by higher net tire pricing of $154.2 million. The pricing increase, which included $116.9 million related to passenger and light truck tires and $25.5 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $139.1 million of incremental sales during the nine months ended September 29, 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $40.0 million, primarily driven by passenger and light truck tires. However, the increase in comparable tire sales was slightly impacted by the destocking of lower price point inventories throughout the marketplace in anticipation to the expiration of tariffs imposed on Chinese tire imports that ceased at the end of September. As a result, comparable net sales of the Chinese tire imports decreased by $26.2 million.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 29, 2012 increased 16.5%, or $306.6 million, compared with the nine months ended October 1, 2011. The increase in cost of goods sold was primarily driven by higher net tire pricing of $127.1 million. The pricing increase, which included $99.3 million related to passenger and light truck tires and $21.4 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT added $119.5 million of incremental costs during the nine months ended September 29, 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $28.3 million, primarily driven by passenger and light truck tires.

Cost of goods sold as a percentage of net sales was 83.9% for the nine months ended September 29, 2012; an increase compared with 83.3% during the nine months ended October 1, 2011. The increase in the cost of goods sold as a percentage of net sales was primarily driven by a lower level of manufacturer price increases implemented during 2012 as compared to 2011. These price increases generate favorable inventory cost layers that are passed through to our customers in the period instituted. In addition, competitive pricing pressures have increased as distributors vie for customers in a sluggish market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 29, 2012 increased 18.1%, or $57.9 million, compared with the nine months ended October 1, 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of CTO and NCT. Combined, these factors added $19.2 million of incremental costs to the nine months ended September 29, 2012, including increased amortization expense of $3.4 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $15.2 million, primarily due to higher sales volume and related headcount; a $7.4 million increase to vehicle expense due to a higher price per gallon of fuel, higher overall consumption of fuel and other vehicle related expenses; as well as a $4.2 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $4.3 million of costs to the nine months ended September 29, 2012 as we increased our capital expenditures for information system technologies.

Selling, general and administrative expenses as a percentage of net sales was 14.6% for the nine months ended September 29, 2012; an increase compared with 14.3% during the nine months ended October 1, 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the nine months ended September 29, 2012 were $2.1 million, which were primarily related to acquisition costs associated with our acquisition of CTO in May of 2012 as well as with expenses related to potential future acquisitions and other corporate initiatives. In addition, we incurred $0.1 million for exit costs associated with our 2011 decision to relocate two existing distribution centers into two expanded distribution centers. During the nine months ended October 1, 2011, transaction expenses of $2.8 million related to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC.

Interest Expense

Interest expense for the nine months ended September 29, 2012 increased 3.4% or $1.7 million compared with the nine months ended October 1, 2011. The increase is primarily due to higher debt levels associated with our ABL Facility partially offset by lower average interest rates on the outstanding debt. In addition, we recorded $1.6 million during the current period associated with the fair value changes of our interest rate swaps. The comparable amount recorded associated with these swaps during the nine months ended October 1, 2011 was $0.9 million.

Provision (Benefit) for Income Taxes

Based on the interim period effective tax rate, our income tax benefit for the nine months ended September 29, 2012 was $5.8 million, a result based on the change in interim methodology from the effective tax rate method to the discrete method. The combination of our income tax benefit and our recorded loss from operation before income taxes of $18.3 million resulted in an effective tax rate of 31.4%. The effective tax rate for the nine months ended September 29, 2012 is different than our statutory tax rate primarily due to a lower estimate of projected full year income levels and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state filing requirements. For the nine months ended October 1, 2011, our income tax benefit was $0.4 million. Based on the loss from operations before income taxes of $1.0 million, our effective tax rate was 39.1%.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	September 29, 2012	December 31, 2011
Cash and cash equivalents	$14,802	$14,979
Working capital	512,494	447,133
Total debt	924,548	835,808
Total stockholders' equity	646,143	655,819
Debt-to-capital ratio	58.9%	56.0%

Debt-to-capital ratio = total debt / (total debt plus total stockholders' equity)

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

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). As a result of the Merger, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of September 29, 2012, our total indebtedness is $924.5 million with a debt-to-capital ratio of 58.9%. Cash interest payments for the nine months ended September 29, 2012 and October 1, 2011 amounted to $34.9 million and $34.0 million, respectively. As of September 29, 2012, we have an additional $179.7 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

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

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Cash provided by (used in) operating activities	$(25,527)	$(163,324)
Cash provided by (used in) investing activities	(61,520)	(78,958)
Cash provided by (used in) financing activities	86,870	244,876

Net increase (decrease) in cash and cash equivalents	(177)	2,594
Cash and cash equivalents—beginning of period	14,979	11,971

Cash and cash equivalents—end of period	$14,802	$14,565

Cash payments for interest	$34,913	$34,020
Cash payments (receipts) for taxes, net	$6,197	$1,358
Capital expenditures financed by debt	$515	$—

Operating Activities

Net cash used in operating activities for the nine months ended September 29, 2012 was $25.5 million, of which $77.4 million related to working capital requirements. Inventory increased $53.8 million as a result of the normal seasonal build in our inventory as well as stocking four new distribution centers opened during the year. In addition, higher sales volume led to a $28.8 million increase to accounts receivable. However, these amounts were partially offset by a $9.6 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor purchases and accrued interest on our senior notes.

Net cash used in operating activities for the nine months ended October 1, 2011 was $163.3 million. During the nine months, working capital requirements resulted in a cash outflow of $213.8 million, primarily driven by an increase in inventory of $208.3 million. The increase reflected our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the impact of manufacturer price increases on the replenishment of our inventory as well as the seasonal nature of our business. In addition, the combined impact of stocking new distribution centers and our acquisitions also contributed to the inventory increase. As well, higher sales volumes led to a $75.1 million increase to accounts receivable. However, these amounts were partially offset by a $73.7 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor purchases and accrued interest on our senior notes.

Investing Activities

Net cash used in investing activities for the nine months ended September 29, 2012 was $61.5 million, compared with $79.0 million during the nine months ended October 1, 2011. The change was primarily associated with cash paid for acquisitions, which resulted in a $39.9 million reduction in the current period. We invested $42.2 million in property and equipment purchases during the nine months ended September 29, 2012, which included information technology upgrades, IT application development and warehouse racking. During the nine months ended October 1, 2011 capital expenditures for property and equipment were $18.9 million. The expenditures included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the nine months ended September 29, 2012 was $86.9 million, compared with financing activities of $244.9 million during the nine months ended October 1, 2011. The change was primarily related to lower net borrowings from our ABL Facility due to the reduction in working capital requirements.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the nine months ended September 29, 2012 were $34.9 million, compared with $34.0 million paid during the nine months ended October 1, 2011. Despite higher average debt levels during the current period, we experienced lower average interest rates on the outstanding debt during the nine months ended September 29, 2012. As well, we paid an additional $0.6 million during the nine months ended September 29, 2012 related to our interest rate swaps.

Cash payments for taxes during the nine months ended September 29, 2012 were $6.2 million, which was partially offset by a receipt of $1.2 million related to a federal income tax refund. The remaining balance included payments for 2012 estimated tax payments and 2011 tax return payments. Cash payments for the nine months ended October 1, 2011 were $1.4 million as a result of utilizing a majority of our available net operating losses.

Indebtedness

The following table summarizes the Company’s outstanding debt at September 29, 2012:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
ABL Facility	2016	3.5%	$462,860
Senior Secured Notes	2017	9.75	247,705
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2027	7.1 - 12.3	12,529
Other	2014 - 2021	8.0 - 10.6	1,454

Total debt			924,548
Less—Current maturities			(432)

Long-term debt			$924,116

(1)	Interest rate for the ABL Facility is the weighted average interest rate at September 29, 2012.

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

On June 6, 2011, we entered into the Second Amendment to Fifth Amended and Restated Credit Agreement. The second amendment increased the revolving commitments from $450.0 million to $650.0 million, extended the maturity date to June 6, 2016 as well as made certain pricing and other changes to the agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $200 million, subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. At September 29, 2012, we had $462.9 million outstanding under the facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $7.5 million, leaving $179.7 million available for additional borrowings.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.25% as of September 29, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.25% as of September 29, 2012. The applicable margins under the ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowing under the ABL Facility is less than the greater of (a) 12.5% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of September 29, 2012, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

Adjusted EBITDA

We report our financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended September 29, 2012	Quarter Ended October 1, 2011	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011
Net income (loss)	$(10,602)	$1,480	$(12,550)	$(586)
Depreciation and amortization	22,416	19,875	65,656	57,799
Interest expense	18,744	17,231	52,475	50,756
Income tax provision (benefit)	10,054	1,090	(5,754)	(376)
Management fee	1,299	1,324	3,599	3,263
Stock-based compensation	1,607	1,462	2,761	2,648
Transaction fees	799	1,183	2,060	2,830
Other	685	20	1,677	920

Adjusted EBITDA	$45,002	$43,665	$109,924	$117,254

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of September 29, 2012, our total obligations as guarantor on these leases are approximately $3.0 million extending over seven years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.8 million as of September 29, 2012. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the nine months ended September 29, 2012, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-

than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We perform our annual impairment test in the fourth quarter and do not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our ABL Facility is exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility is tied to Base Rate, as defined, or LIBOR. At September 29, 2012, we had $462.9 million outstanding under our ABL Facility subject to interest rate changes.

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

At September 29, 2012, $212.9 million of the outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $2.1 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 29, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)