Form 10-K
period 2012-12-29
American Tire Distributors Holdings, Inc.
filed 2013-03-11
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Number of common shares outstanding at March 4, 2013: 1,000

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Annual Report on Form 10-K, except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

•	general business and economic conditions in the United States, Canada and other countries, including uncertainty as to changes and trends;

•	our ability to execute key strategies, including pursuing acquisitions and successfully integrating and operating acquired companies;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	the ability of our customers and suppliers to obtain financing related to funding their operations in the current economic market;

•	the financial condition of our customers, many of which are small businesses with limited financial resources;

•	changing relationships with customers, suppliers and strategic partners;

•	changes in laws or regulations affecting the tire industry;

•	changes in capital market conditions, including availability of funding sources and fluctuations in currency exchange rates;

•	impacts of competitive products and changes to the competitive environment;

•	acceptance of new products in the market; and

•	unanticipated expenditures.

See Item 1A—“Risk Factors” for further discussion.

PART I

The terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us,” “our,” and similar terms in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries. The term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware corporation organized in 2005 that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. The terms “TPG” and “Sponsor” relate to TPG Capital, L.P. and/or certain funds affiliated with TPG Capital, L.P.

Item 1.	Business.

Our Company

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 121 distribution centers, including 15 distribution centers in Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 70,000 customers (approximately 62,000 in the U.S. and 8,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 3.0% and 11.3%, respectively, of our net sales. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 6%.

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

On November 30, 2012, we completed the purchase of all of the issued and outstanding common shares of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors (“TriCan”). TriCan is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country. The purchase of TriCan expanded our distribution services beyond the borders of the United States for the first time.

On May 24, 2012, we completed the purchase of 100% of the capital stock of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”). CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The purchase of CTO expanded our market position in Louisiana.

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

Our Industry

According to Modern Tire Dealer, the U.S. replacement tire market generated annual retail sales of approximately $37.8 billion in 2012. Passenger tires, medium truck tires and light truck tires accounted for 65.3%, 18.0% and 13.5%, respectively, of the total market. Farm, specialty and other types of tires accounted for the remaining 3.2%. In 2012, according to Tire Review, tire retailers obtained 62% of their tire volume from wholesale tire distributors, like us, which was up from 60% in 2011, and 19% of their tire volume from tire manufacturers, which was down from 26% in 2011.

In the U.S., replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. Between 1990 and 2012, independent tire retailers and automotive dealerships have enjoyed the largest increase in market share, according to Modern Tire Dealer, moving from 54.0% to 60.5% and 1.0% to 7.0% of the market, respectively.

The U.S. replacement tire market, which is our primary market, has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2012, U.S. replacement tire unit shipments increased by an average of approximately 2.6% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Beginning with the onset of the economic downturn in 2008, increased economic uncertainty, high unemployment and rising fuel prices led to negative growth during 2008 and 2009 in the U.S. replacement tire market. The economic environment showed signs of stabilization during 2010, ending the negative growth trend with U.S. replacement tire unit shipments increasing 7.8% over 2009. However, during 2011, U.S. replacement tire unit shipments were down slightly compared to 2010 as slow economic growth, persistently high fuel cost and a decrease in miles driven impacted the U.S. tire replacement market. Despite an increase in miles driven during 2012, the U.S. replacement tire market continued the negative growth trend as U.S. replacement tire unit shipments were down 1.8% as compared to 2011 as the economy continued to recover at a slow pace.

Despite these recent declines, we believe going forward growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Our Business Strategy

Our objective is to be the largest distributor of replacement tires to local, regional and national independent U.S. and Canadian tire retailers, as well as the various national and corporate accounts while providing our customers a critical range of services such as frequent and timely delivery of inventory as well as business support services. We intend to accomplish this objective, drive above-market growth and further enhance profitability and cash flow by executing the following key operating strategies:

Leverage Our Infrastructure in Existing Markets. Through infrastructure expansions over the past several years, we have developed a scalable platform with available incremental distribution capacity. Our distribution infrastructure enables us to efficiently add new customers and service growing channels, such as automotive dealerships, thereby increasing profitability by leveraging the utilization of our existing assets. We believe our relative penetration in existing markets is largely a function of the services we offer and the length of time we have operated locally. Specifically, in new markets, we have experienced growth in market share over time, and in markets that we have served the longest, we generally have market share well in excess of our national average.

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

Continue to Expand in Existing and New Geographic Markets. While we have the largest distribution footprint in the U.S. replacement tire market, we have limited or no market presence in certain geographic areas in the contiguous United States. We intend to enter into previously underserved geographic markets as well as expand in our existing markets in the United States and Canada by opening new distribution centers and/or through opportunistic acquisitions. Our acquisition strategy allows us to increase our share in existing markets and add distribution in new markets, utilizing our scale to realize cost savings. We believe our position as the leading replacement tire distributor in the United States, our national presence in Canada as a result of the TriCan acquisition, combined with our access to capital and our scalable platform, allows us to make acquisitions at attractive post-synergy valuations.

Expand Penetration of the Emerging Automotive Dealership Channel. Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Over the past few years we have steadily trained and deployed sales personnel to help build our sales at these accounts. We continue to invest and focus resources in this channel to strengthen and expand our relationships with the automobile manufacturers and further grow our share of tire sales to their dealerships.

Grow TireBuyer.com® into a Premier Internet Tire Provider. TireBuyer.com® is an Internet site that enables our U.S. independent tire retailer customers to connect with consumers and sell to them over the Internet. TireBuyer.com® allows our broad base of independent tire retailer customers to participate in a greater share of the growing Internet tire market. We believe that TireBuyer.com® complements and services our participating U.S. independent tire retailers by providing them access to a sales and marketing channel previously unavailable to them. The site was re-launched in 2012 on a new faster and more flexible platform to better respond to the needs of our customers and improve the overall consumer experience on the site.

Our Competitive Strengths

We believe the following key strengths position us well to maintain our ability to achieve revenue growth in excess of the U.S. and Canadian replacement tire industry:

Leading Position in a Highly-Fragmented Marketplace. We are the leading replacement tire distributor in the United States with an estimated market share of approximately 10%. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 6%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors. These include the ability to: efficiently stock and deliver a wide variety of tires, custom wheels, tire supplies, tools and accessories; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in the United States and Canada with 121 distribution centers and approximately 1,000 delivery vehicles serving a majority of the contiguous United States and Canada. Our extensive distribution footprint, combined with our sophisticated inventory management and logistics technologies, enables us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit.

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

Broad Range of Critical Services. We provide a critical range of services which enable our tire retailer customers to operate their businesses more profitably. These services include convenient access to and timely delivery of the broadest product offerings available in the industry, as well as fundamental business support services, such as credit, training and access to consumer market data, that enable our tire retailer customers to better service their individual markets, and administration of tire manufacturer affiliate programs. We provide our U.S. customers with convenient 24/7 access to our extensive product offerings through our innovative and proprietary business-to-business web portal, ATDOnline®. Our online services also include TireBuyer.com® to allow our U.S. independent tire retailer customers to participate in the Internet marketing of tires to consumers. The site was re-launched in 2012 on a new faster and more flexible platform to better respond to the needs of our customers and improve the overall consumer experience on the site. We also provide select, qualified U.S. independent tire retailers with the opportunity to participate in our Tire Pros® franchise program through which they receive advertising and marketing support and the benefits of a national brand identity.

Diversified Customer Base and Longstanding Customer Relationships. We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, automotive dealerships, tire manufacturer-owned stores and mass merchandisers. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers. We believe the diversity of our customer base and the strength of our customer relationships present an opportunity to grow market share regardless of macroeconomic and replacement tire market conditions.

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

Products

We provide our customers with a complete package of tires, tire supplies and tools as well as custom wheels and accessories. During 2012, tire sales accounted for 96.9% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 3.1% of our net sales.

Tires

We sell a broad selection of well-known flag brands as well as lower price point associate and proprietary brand tires. We believe our large, diverse product offering allows us to service the broad range of price points in the replacement tire market. Sales of passenger and light truck tires accounted for 82.2% of our net sales in fiscal 2012. The remainder of our tire sales was for medium trucks, farm vehicles and other specialty tires.

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

Proprietary and exclusive brands. Our Capitol® brand is a lower-priced tire made by tire manufacturers exclusively for, and marketed by, us for which we hold the trademark. This brand, in which we hold or control the trademark, strengthens our entry-level priced product offering and allows us to sell value-oriented tires to tire retailers, increasing our overall market penetration.

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

Competition

The U.S. and Canadian tire distribution industry is highly competitive and fragmented. In these markets, replacement tires are sold to consumers through several different outlets, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We compete with a number of tire distributors on a regional basis.

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

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, as well as various national and corporate accounts. During fiscal 2012, we sold to approximately 62,000 customers in a majority of the contiguous United States. Also, as a result of our acquisition of TriCan in November 2012, we are able to service approximately 8,000 customers in most major markets within Canada. In fiscal 2012, our largest customer and our top ten customers accounted for less than 3.0% and 11.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 58.8% of our tire products in fiscal 2012. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with many of our major tire suppliers for over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

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

We utilize a sophisticated inventory and delivery system to distribute our products to most customers on a same or next day basis. In our U.S. distribution centers, we use sophisticated bin locator systems, material handling equipment and routing software that link customer orders to our inventory and delivery routes. We believe this distribution system, which is integrated with our innovative and proprietary business-to-business ATDOnline® ordering and reporting system, provides us a competitive advantage by allowing us to ship customer orders quickly and efficiently while also reducing labor costs. Our logistics and routing technology uses third-party software packages and GPS systems, including dynamic routing and Roadnet 5000, to optimize route design and delivery capacity. Coupled with our fleet of approximately 1,000 delivery vehicles, this technology enables us to cost effectively make multiple daily or weekly shipments to customers as necessary.

Approximately 80% of our U.S. tire purchases are shipped directly by tire manufacturers to our U.S. distribution centers. The remainder are shipped by manufacturers to our redistribution centers located in Maiden, North Carolina, Bakersfield, California and Chicago, Illinois. These redistribution centers warehouse slower-moving and foreign-manufactured products, which are forwarded to our U.S. distribution centers as needed.

Information Systems

Through infrastructure expansions over the past several years, we have developed a scalable platform with incremental capacity available. We are currently finishing the U.S. implementation of an Oracle ERP system that supports future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. The ERP implementation, which is nearing completion, has basically replaced our legacy computer system. We continue to evaluate and incorporate technical solutions such as handheld scanning for receiving, picking and delivery of product to our customers.

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

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We provide a critical range of services which enable our tire retailer customers to operate their businesses more profitably. These services include frequent and timely delivery of inventory, as well as fundamental business support services such as credit, training and access to customer market data which enable our tire retailer customers to better service their individual markets. In addition, we provide our U.S.

customers with an online web portal with convenient 24/7 access to our inventory, an internet site that allows our U.S. tire retailer customers to participate in the internet marketing of tires to customers as well as a franchise program in the U.S. where we deliver advertising and marketing support to our tire retailer customers.

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

The Huntersville-based sales administrative team directs sales personnel at the distribution centers and manages our corporate account customers, including large national and regional retail tire and service companies. This team also manages our Huntersville-based call center, which provides call management assistance to the U.S. distribution centers during peak times of the day, thereby minimizing customer wait time, and also provides support upon any disruption in a distribution center’s local telephone service. They also serve as the primary point of contact for product and technical inquiries from TireBuyer.com® shoppers.

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

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2012, automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 7.0% of the market. Over the past few years we have steadily trained and deployed sales personnel to help build our sales at these accounts. We continue to invest and focus resources in this channel to strengthen and expand our relationships with the automobile manufacturers and further grow our share of tire sales to their dealerships.

Tire Retailer Programs

Through our Tire Pros® franchise program we deliver advertising and marketing support to U.S. tire retailer customers operating as Tire Pros® franchisees. U.S. independent tire retailers participating in this franchise program enjoy the benefits of a national brand identity with minimal investment, while still maintaining their local identity. We anticipate increasing volume penetration among, and further aligning ourselves with, franchisees.

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

We also offer our U.S. tire retailer customers ATDServiceBAY®, which makes available a comprehensive suite of benefits including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through GE Capital), access to consumer market data and training and marketing programs to provide our tire retailer customers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

ATDOnline® and TireBuyer.com®

ATDOnline® provides our U.S. customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participation in tire manufacturer incentive programs. We encourage our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2012, approximately 68% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007.

TireBuyer.com® is an Internet site that enables our U.S. independent tire retailer customers to connect with consumers and sell to them over the Internet. Consumers using TireBuyer.com® choose to buy from a select, qualified independent tire retailer participating in our TireBuyer.com® program. We then distribute the purchased products to the selected tire retailer for local installation. The tire retailer receives the full revenue of the transaction, less any applicable processing fees, upon product installation. We employ a third-party provider to handle the online billing and payment process. We do not handle customers’ credit card or other sensitive information.

We account for revenues from TireBuyer.com® in the same manner as other orders received from tire retailer customers. The TireBuyer.com® transaction structure allows us to retain our distribution focus, while strengthening our relationship with our tire retailer customers by providing them access to a sales and marketing channel previously unavailable to them. In 2012, the TireBuyer.com® site was re-launched on a new platform that is faster and more flexible in allowing us to respond to the needs of our customers and enhancing the overall consumer experience. Consumer traffic on the site continues to increase.

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

Employees

As of December 29, 2012, our operations employed approximately 3,500 people, approximately 3,300 of which are located in the U.S. and the balance located within our Canadian distribution centers. None of our employees are represented by a union. We believe our employee relations are satisfactory.

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

Local economic, employment, weather, transportation and other conditions also affect tire sales, on both a wholesale and retail basis. We cannot, as a result of these factors and others, assure you that our business will continue to generate sufficient cash flows to finance or grow our business or that our cash needs will not increase. Historically, we have experienced that rising fuel costs, higher unemployment and credit tightening cause a decrease in miles driven and consumer spending, both of which we believe cause a decrease in unit sales in the U.S. replacement tire industry. Our business is adversely affected as a result of such industry-wide events and we may be adversely affected by similar events in the future.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our notes and our other indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 29, 2012, we had approximately $951.2 million of total indebtedness outstanding. Subject to the limits contained in our ABL Facility, the indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt will increase.

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

The industry in which we operate is highly competitive. In the United States and Canada, replacement tires are sold to consumers through several different outlets, including local independent tire retailers and mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. A number of independent wholesale tire distributors compete with us in the regions in which we do business. Most of our tire retailer customers buy products from both us and our competitors. We cannot assure you that we will be able to compete successfully in our markets in the future. Furthermore, some of our competitors, including mass merchandisers, warehouse clubs and tire manufacturers, are significantly better leveraged than us and have greater resources. See Item 1 “Business—Competition.”

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

Attempts to expand our distribution services into new geographic markets may adversely affect our business, results of operations, financial condition or cash flows.

We plan to expand our distribution services into new geographic markets in the U.S. and Canada, which will require us to make capital investments to extend and develop our distribution infrastructure. We may not achieve profitability in new regions for a period of time. If we do not successfully add new distribution centers and routes, we experience unanticipated costs or delays or we experience competition in such markets that is greater than we expect, our business, results of operations, financial condition or cash flows may be adversely affected.

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

We also cannot assure you that completed acquisitions will be successful. If a business we acquire, such as TriCan or CTO, each of which we acquired in 2012, fails to operate as anticipated or cannot be successfully integrated with our existing business, our financial condition, results of operations or cash flows could be adversely affected.

Future acquisitions could require us to issue additional debt or equity.

Our recent acquisition of TriCan was financed primarily through our ABL Facility, which was amended and restated in connection with the acquisition to provide for, among other things, additional Canadian revolving credit commitments of $60.0 million. If we were to undertake another substantial acquisition, the acquisition would likely need to be financed in part through further amendments to our ABL Facility, additional financing from banks, public offerings or private placements of debt or equity securities or other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common shares. If we were to undertake an acquisition by incurring additional debt, the risks associated with our already substantial level of indebtedness could intensify.

The failure of the Company’s information technology systems could disrupt the Company’s business operations which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The operation of our business depends on our information technology systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. While we have made significant investments in our disaster recovery strategies and infrastructure, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace information technology systems, and we could experience interruptions in our ability to service our customers. Additionally, we and our customers could suffer financial and reputational harm if customer or Company proprietary information was compromised by a security breach or cyber-attack. Any such damage or interruption could have a material adverse effect on our business, financial condition and/or results of operations.

Our business strategy relies increasingly upon online commerce. If our customers were unable to access any of our websites, such as ATDOnline®, our business and operations could be disrupted and our operating results would be adversely affected.

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues in the U.S. Approximately 68% of our total order volume in fiscal 2012 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business in the U.S. to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

We may not successfully execute our plan to grow our TireBuyer.com® service or we may not attain the growth we expect from our TireBuyer.com® service.

We continue to invest in TireBuyer.com®, an Internet site which enables our independent tire retailer customers to access the online tire consumer market and sell to consumers over the Internet. In 2012, the TireBuyer.com® site was re-launched on a new platform that is faster and more flexible in allowing us to respond to the needs of our customers and enhancing the overall consumer experience. Since its initial launch in 2009, we have seen a consistent increase in consumer traffic on the site. We expect that by growing and developing our TireBuyer.com® service, we can leverage our tire retailer customer footprint to capture a greater share of the Internet tire market. For TireBuyer.com® to be successful, however, we must ensure that it is well supported and functional on a 24/7 basis. In addition, TireBuyer.com® faces significant competition from other online participants, some of which have significantly larger Internet market share, longer Internet market presence, greater Internet marketing experience and better name recognition than we enjoy. We may fail to successfully grow, develop or support the TireBuyer.com® service or we may not attain the growth or benefits we expect TireBuyer.com® to provide us due to strong competition or other factors, which may adversely affect our business, financial condition or results of operations.

Because the majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect our results of operations by increasing our cost and distribution lead times.

We maintain the majority of our inventory in 121 distribution centers in the United States and Canada. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

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

We are currently subject to federal, state and foreign laws and regulations that apply to our business, including laws and regulations that affect tire distribution and sale, safety matters and tire specifications. Our costs of complying with these laws and regulations, including our operating expenses and liabilities arising under governmental regulations, may be increased in the future and additional fees and taxes may be imposed by governmental authorities. Future regulatory requirements, such as required disclosure of made-on dates for tires or an expansion of the Transportation Recall Enhancement Accountability and Documentation (TREAD) Act to cover tire distributors, could cause a material increase in our liabilities or operating expenses, which would materially and adversely affect our business, results of operations, financial condition and cash flows.

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

Our success has been dependent, in part, on the fragmented customer base in our industry. Due to the small size of most tire retailers, they cannot support substantial inventory positions and thus, as our size permits us to maintain a sizable inventory, we fill an important role. We do not generally have long-term arrangements with our tire retailer customers and they can cease doing business with us at any time. If a trend towards consolidation among tire retailers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the local independent tire retailer share of the replacement tire market has been relatively stable in the recent past, the share of larger tire retailers has grown at the expense of smaller tire retailers. If that trend continues, the number of tire retailers able to handle sizable inventory could increase, reducing the importance of distributors like us to the local independent tire retailer market.

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

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill and indefinite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

Affiliates of the Sponsor indirectly own substantially all our equity interests and may have conflicts of interest with us or the holders of our notes.

As a result of the Merger, investment funds affiliated with the Sponsor indirectly own substantially all of our capital stock, and the Sponsor’s designees hold a majority of the seats on the board of directors of our indirect parent company. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsor continue to indirectly own a significant amount of the outstanding shares of our capital stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indenture governing our notes and our ABL Facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and our arrangements with the Sponsor and its affiliates require us to pay certain fees on quarterly basis. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.” In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The interests of the Sponsor may differ from the interests of the holders of our notes in material respects.

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

Currency exchange rate fluctuations may adversely affect our financial results.

The financial position and results of operations for TriCan, our wholly-owned subsidiary acquired during 2012, are initially recorded in their functional currency which is the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the weighted average exchange rate prevailing during the year and assets and liabilities into U.S. dollars at the year end exchange rate. Therefore, fluctuations in the value of the U.S. dollar versus the Canadian dollar will have an impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. We believe that our properties have been well maintained, are generally in good condition and are suitable for the conduct of our business. As of December 29, 2012, we operate 106 distribution centers located in 40 states in the United States and 15 distribution centers in Canada, aggregating approximately 11.8 million square feet. Of these centers, one is owned by us and the remaining properties are leased. We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2022. In addition, we have some non-essential properties, principally acquired in the Am-Pac Tire Dist., Inc. acquisition, which we are attempting to sell or sublease.

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

As of March 4, 2013, there was one holder of record of our common stock. There is no public trading market for our common stock.

As of December 29, 2012, we have not declared or paid dividends on our common stock since our incorporation in 2005. Our ability to pay dividends is restricted by certain covenants contained in our ABL Facility and in the indentures that govern our Senior Subordinated Notes and Senior Secured Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal years 2008 and 2009 and the five months ended May 28, 2010 is derived from the Predecessor’s consolidated financial statements as of and for those periods. Selected historical financial data for the seven months ended January 1, 2011 and fiscal years 2011 and 2012 is derived from the Successor’s consolidated financial statements as of and for those periods.

Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2008 fiscal year, which ended January 3, 2009, contains operating results for 53 weeks. The 2009 fiscal year, which ended January 2, 2010, contains operating results for 52 weeks. The five months ended May 28, 2010 contains operating results for 21 weeks. The seven months ended January 1, 2011 contains operating results for 31 weeks. The 2011 fiscal year, which ended December 31, 2011, and the 2012 fiscal year, which ended December 29, 2012, each contain operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Successor			Predecessor
	Fiscal Year 2012 (1)	Fiscal Year 2011 (2)	Seven Months Ended January 1, 2011 (3)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (4)
Dollars in thousands
Statement of Operations Data:
Net sales	$3,455,864	$3,050,240	$1,525,249	$934,925	$2,171,787	$1,960,844
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	2,887,421	2,535,020	1,316,679	775,678	1,797,905	1,605,064
Selling, general and administrative expenses	506,408	437,110	228,513	135,146	306,189	274,412
Transaction expenses	5,246	3,946	1,315	42,608	—	—

Operating income (loss)	56,789	74,164	(21,258)	(18,507)	67,693	81,368
Other income (expense):
Interest expense	(72,918)	(67,580)	(37,391)	(32,669)	(54,415)	(59,169)
Other, net	(3,895)	(2,110)	(958)	(127)	(1,020)	(1,155)

Income (loss) from operations before income taxes	(20,024)	4,474	(59,607)	(51,303)	12,258	21,044
Income tax provision (benefit)	(5,678)	4,357	(23,295)	(15,227)	7,326	11,373

Net income (loss)	$(14,346)	$117	$(36,312)	$(36,076)	$4,932	$9,671

	Successor			Predecessor
	Fiscal Year 2012 (1)	Fiscal Year 2011 (2)	Seven Months Ended January 1, 2011 (3)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (4)
Dollars in thousands
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$10,026	$(91,006)	$(23,439)	$28,106	$131,105	$(54,086)
Investing activities	(167,821)	(92,249)	(17,237)	(7,523)	(4,620)	(81,671)
Financing activities	168,824	186,263	40,405	(15,631)	(127,690)	139,503
Depreciation and amortization	89,167	78,071	40,905	14,707	32,078	25,530
Capital expenditures	52,388	31,044	12,381	6,424	12,757	13,424
EBITDA (5)	142,061	150,125	18,689	(3,927)	98,751	105,743
Adjusted EBITDA (5)	165,416	164,255	87,974	45,696	101,035	106,994
Ratio of earnings to fixed charges (6)	—	1.1x	—	—	1.2x	1.3x
Balance Sheet Data:
Cash and cash equivalents	$25,951	$14,979	$11,971		$7,290	$8,495
Working capital (7)	545,969	446,061	270,332		197,317	288,313
Total assets	2,504,002	2,302,563	2,057,348		1,300,624	1,390,860
Total debt (8)	951,204	835,808	652,544		549,576	642,434
Total redeemable preferred stock	—	—	—		26,600	23,941
Total stockholders’ equity	705,654	655,819	651,446		230,647	224,486

(1)	Reflects the acquisition of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors in November 2012 and the acquisition of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil in May 2012
(2)	Reflects the acquisition of Bowlus Service Company d/b/a North Central Tire in April 2011
(3)	Reflects the acquisition of Lisac’s of Washington, Inc. and Tire Wholesalers, Inc. in December 2010

(4)	Reflects the acquisition of Remington Tire Distributors, Inc., d/b/a Gray’s Wholesale Tire Distributors in October 2008 and the acquisition of Am-Pac Tire Dist., Inc. in December 2008
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below. The presentation of EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We present EBITDA and Adjusted EBITDA because we believe they provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone. We also believe that such measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing items that we do not believe are indicative of our core operating performance. In addition, the indentures governing our senior notes use a measure similar to Adjusted EBITDA to measure our compliance with certain covenants. Our board of directors also uses Adjusted EBITDA in determining compensation for our management. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers calculate Adjusted EBITDA in the same manner. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same or similar to some of the adjustments set forth below. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP.

The following tables show the calculation of EBITDA and Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss):

	Successor			Predecessor
	Fiscal Year 2012 (1)	Fiscal Year 2011 (2)	Seven Months Ended January 1, 2011 (3)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (4)
In thousands
Net income (loss)	$(14,346)	$117	$(36,312)	$(36,076)	$4,932	$9,671
Depreciation and amortization	89,167	78,071	40,905	14,707	32,078	25,530
Interest expense	72,918	67,580	37,391	32,669	54,415	59,169
Income tax provision (benefit)	(5,678)	4,357	(23,295)	(15,227)	7,326	11,373

EBITDA	$142,061	$150,125	$18,689	$(3,927)	$98,751	$105,743

	Successor			Predecessor
	Fiscal Year 2012 (1)	Fiscal Year 2011 (2)	Seven Months Ended January 1, 2011 (3)	Five Months Ended May 28, 2010	Fiscal Year 2009	Fiscal Year 2008 (4)
In thousands
EBITDA	$142,061	$150,125	$18,689	$(3,927)	$98,751	$105,743
Management fee	7,446	4,624	2,352	125	500	500
Incentive compensation	4,349	4,115	3,706	5,892	326	—
Transaction fees	5,246	3,946	1,315	42,608	—	—
Inventory step-up	4,074	—	58,797	—	—	—
Other	2,240	1,445	3,115	998	1,458	751

Adjusted EBITDA	$165,416	$164,255	$87,974	$45,696	$101,035	$106,994

(6)

For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In the five months ended May 28, 2010, the seven months ended January 1, 2011 and fiscal year 2012, earnings were insufficient to cover fixed charges by approximately $51.3 million, $59.6 million and $20.0 million, respectively.
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

Company Overview

We are the leading replacement tire distributor in the United States, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 121 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 70,000 customers (approximately 62,000 in the U.S. and 8,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 3.0% and 11.3%, respectively, of our net sales. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 6.0%.

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

Industry Overview

The U.S. and Canadian replacement tire market has historically experienced stable growth and favorable pricing dynamics. From 1955 through 2012, U.S. replacement tire unit shipments increased by an average of approximately 2.6% per year. However, during challenging economic periods, consumers may opt to defer replacement tire purchases or purchase less costly brand tires. Beginning with the onset of the economic downturn in 2008, increased economic uncertainty, unemployment and rising fuel prices led to negative growth during 2008 and 2009 in the U.S. replacement tire market. The economic environment showed signs of stabilization during 2010, ending the negative growth trend with U.S. replacement tire unit shipments increasing 7.8% over 2009. However, during 2011, U.S. replacement tire unit shipments were down slightly compared to 2010 as slow economic growth, persistently high fuel cost and a decrease in miles driven impacted the U.S. tire replacement market. Despite an increase in miles driven during 2012, the U.S. replacement tire market continued

the negative growth trend as U.S. replacement tire unit shipments were down 1.8% as compared to 2011 as the economy continued to recover at a slow pace.

Despite these recent declines, we believe going forward growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010 through December 2011, we opened new distribution centers in 10 locations throughout the contiguous United States increasing the size of our distribution network to 98 distribution centers as of December 31, 2011. During 2012, we continued to execute our plans to expand by opening new distribution centers in Long Island, NY, Milwaukee, WI, Colorado Springs, CO, Austin, TX, Peoria, IL, Tulsa, OK and Tucson, AZ. We will continue to evaluate additional geographic markets during 2013 and beyond.

On November 30, 2012, we completed the purchase of all of the issued and outstanding common shares of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors (“TriCan”). TriCan is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country. The acquisition was funded through our ABL Facility, which was amended and restated in connection with the acquisition. Prior to the closing of the acquisition, we received a cash contribution of $60.0 million from our parent, which was used to reduce amounts then outstanding under the ABL Facility. The cash contribution was funded from the proceeds of the sale by Accelerate Parent, Holdings’ indirect parent, of common stock to affiliates of TPG Capital L.P. and certain co-investors. See “—Liquidity and Capital Resources—ABL Facility.” The purchase of TriCan expanded our distribution services beyond the borders of the United States for the first time.

On May 24, 2012, we completed the purchase of 100% of the capital stock of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”). CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was funded through our ABL Facility. The purchase of CTO expanded our market position in Louisiana.

On February 1, 2012, we reacquired one of three facilities that were included in a 2002 sale-leaseback transaction. The purchase price of the facility was $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Under current accounting guidance, the change in the debt terms was not considered substantial. As a result, the amendment was treated as a debt modification for accounting purposed and therefore, we reduced the original financing obligation of $14.1 million by the purchase price. No gain or loss was recognized as a result of the initial sales transaction or the 2012 amendment.

Acquisition of Holdings by our Sponsor

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

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to other fiscal years. The 2012 fiscal year for the Successor which ended December 29, 2012 and the 2011 fiscal year for the Successor, which ended December 31, 2011 each contain operating results for 52 weeks. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks while the five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks.

Fiscal 2012 for the Successor Compared to Fiscal 2011 for the Successor

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Successor	Successor
	Fiscal Year Ended	Fiscal Year Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
	December 29,	December 31,	Favorable	Favorable	December 29,	December 31,
In thousands	2012	2011	(unfavorable)	(unfavorable)	2012	2011
Net sales	$3,455,864	$3,050,240	$405,624	13.3%	100.0%	100.0%
Cost of goods sold	2,887,421	2,535,020	(352,401)	-13.9%	83.6%	83.1%
Selling, general and administrative expenses	506,408	437,110	(69,298)	-15.9%	14.7%	14.3%
Transaction expenses	5,246	3,946	(1,300)	-32.9%	0.2%	0.1%

Operating income (loss)	56,789	74,164	(17,375)	-23.4%	1.6%	2.4%
Other income (expense):
Interest expense	(72,918)	(67,580)	(5,338)	-7.9%	-2.1%	-2.2%
Other, net	(3,895)	(2,110)	(1,785)	-84.6%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(20,024)	4,474	(24,498)	-547.6%	-0.6%	0.1%
Income tax provision (benefit)	(5,678)	4,357	10,035	230.3%	-0.2%	0.1%

Net income (loss)	$(14,346)	$117	$(14,463)	-12361.5%	-0.4%	0.0%

Net Sales

Net sales for fiscal 2012 were 3,455.9 million, a $405.6 million or 13.3% increase compared with fiscal 2011. The increase in net sales was partially driven by higher net tire pricing of $167.1 million. The pricing increase, which included $127.0 million related to passenger and light truck tires and $28.1 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011, as well as selling a higher mix of flag brand product and a lower mix of Chinese manufactured product. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisitions of TriCan, CTO and NCT added $181.5 million of incremental sales during fiscal 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $40.4 million, primarily driven by passenger and light truck tires. However, the increase in comparable tire sales was slightly impacted by destocking of lower price point inventories throughout the marketplace in anticipation of the expiration of tariffs imposed on Chinese tire imports that ceased at the end of September 2012. As a result, comparable net sales of the Chinese tire imports decreased by $34.1 million.

Cost of Goods Sold

Cost of goods sold for fiscal 2012 were $2,887.4 million, a $352.4 million or a 13.9% increase compared with fiscal 2011. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers opening since the beginning of 2011, as well as the acquisitions of TriCan, CTO, and NCT. These growth initiatives added $159.2 million of incremental costs during fiscal 2012. In addition, higher net tire pricing of $126.3 million contributed to the increase. The pricing increase, which included $103.6 million related to passenger and light truck tires and $23.6 million related to medium truck tires, resulted from tire manufacturer price increases predominately established during 2011, as well as, selling a higher mix of flag brand product and a lower mix of Chinese manufactured product. In addition, an increase in comparable tire unit sales contributed $22.8 million, primarily driven by passenger and light truck tires. Fiscal 2012 also includes $4.1 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of TriCan.

Cost of goods sold as a percentage of net sales was 83.6% for fiscal 2012, an increase compared with 83.1% from fiscal 2011. The increase in the cost of goods sold as a percentage of net sales was primarily driven by a lower level of manufacturer price increases implemented during 2012 as compared to 2011, coupled with selective discounting by certain tire manufacturers during 2012 for the intention of spurring unit sales. These price increases generate favorable inventory cost layers that are passed through to our customers in the period instituted. In addition, competitive pricing pressures have increased as distributors vie for customers in a sluggish market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2012 were $506.4 million, a $69.3 million or 15.9% increase compared with fiscal 2011. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers opened since the beginning of 2011 as well as the acquisition of TriCan, CTO and NCT. Combined, these factors added $28.0 million of incremental costs to fiscal 2012, including increased amortization expense of $5.0 million from newly established intangible assets. In addition, we experienced an increase to salaries and wage expense of $14.1 million, primarily due to higher sales volume and related headcount; a $9.8 million increase to vehicle expense due to a higher price per gallon of fuel, higher overall consumption of fuel and other vehicle related expenses; as well as a $6.0 million increase in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $5.7 million of costs to fiscal 2012 as we increased our capital expenditure costs primarily for information system technologies.

Selling, general and administrative expenses as a percentage of net sales was 14.7% for fiscal 2012; an increase compared with 14.3% during fiscal 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for fiscal 2012 were $5.2 million, which primarily related to acquisition costs associated with our acquisition of TriCan in November 2012 and CTO in May 2012 as well as with expenses related to potential future acquisitions and corporate initiatives. In addition, we incurred $1.3 million for exit costs associated with our decision to relocate an existing distribution center into an expanded distribution center during fiscal 2012. Transaction expenses for fiscal 2011 were $3.9 million, which primarily related to acquisition fees as well as costs incurred in connection with both the amendment of our ABL Facility and the registration of our Senior Secured Notes with the SEC. Additionally, we incurred $1.1 million for exit costs associated with our decision to relocate two existing distribution centers into two expanded distribution centers during fiscal 2011.

Interest Expense

Interest expense for fiscal 2012 was $72.9 million, a $5.3 million or 7.9% increase compared with fiscal 2011. The increase is primarily due to higher average debt levels on our ABL Facility partially offset by lower average interest rates on the outstanding debt. In addition, $2.8 million of the year-over-year increase relates to the write-off of deferred financing costs associated with the amendment of our ABL Facility in November 2012 due to a change in lenders in the syndication group for the amended ABL Facility. During fiscal 2012, we also recorded $1.3 million associated with the fair value changes of our interest rate swaps. The comparable amount recorded associated with these swaps during fiscal 2011 was $0.9 million.

Provision (Benefit) for Income Taxes

Our income tax benefit for fiscal 2012 was $5.7 million. The benefit, which was based on a pre-tax loss of $20.0 million, includes $59.1 million of amortization expense that is not deductible for income tax purposes. Our income tax provision for 2011 was $4.4 million, which was based on pre-tax income of $4.5 million, primarily resulting from a higher state effective tax rate as well as additional amortization expense related to the valuation of intangible assets acquired, which were recorded in connection with the Merger. Our effective tax rate for fiscal years 2012 and 2011 was 28.3% and 97.4%, respectively. The effective tax rate for fiscal 2012 was lower than the statutory tax rate primarily due to the unfavorable adjustment to the transaction costs related to the acquisition of TriCan, the impact from certain amortization expense that is non-deductible for tax purposes, and the rate differences between U.S. and Canada. The effective tax rate for fiscal 2011 was higher than the statutory tax rate primarily due to a 0.5% increase in our state effective tax rate, a result based on our growing presence in jurisdictions with higher than average tax rates, and the impact from certain amortization expense that is non-deductible for tax purposes.

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

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

	Successor
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
Cash and cash equivalents	$25,951	$14,979	$11,971
Working capital	545,969	446,061	270,332
Total debt	951,204	835,808	652,544
Total stockholders’ equity	705,654	655,819	651,446
Debt-to-capital ratio	57.4%	56.0%	50.0%

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We expect our cash flow from operations, combined with availability under our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period. In addition, we expect our cash flow from operations and our availability under our newly amended ABL Facility to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending during the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of December 29, 2012, our total indebtedness was $951.2 million with a debt-to-capital ratio of 57.4%. Our cash interest payments for fiscal 2012, fiscal 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor were $64.3 million, $61.7 million, $30.2 million, and $26.2 million, respectively. As of December 29, 2012, we have an additional $161.8 million of availability under our U.S. ABL Facility and an additional $25.9 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our U.S. and Canadian ABL Facilities may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors.” If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our U.S. and Canadian ABL Facilities or through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

Due to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, generally accepted accounting principles require us to present separately our operating results for the Predecessor and Successor periods. In the following discussion, our cash flow results for the fiscal year ended December 29, 2012 for the Successor are compared and discussed in relation to the fiscal year ended December 31, 2011 and the seven months ended January 1, 2011 for the Successor as well as with the five months ended May 28, 2010 for the Predecessor.

The following table sets forth the major categories of cash flows:

	Successor			Predecessor
In thousands	Fiscal Year 2012	Fiscal Year 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010
Cash provided by (used in) operating activities	$10,026	$(91,006)	$(23,439)	$28,106
Cash provided by (used in) investing activities	(167,821)	(92,249)	(17,237)	(7,523)
Cash provided by (used in) financing activities	168,824	186,263	40,405	(15,631)

Effect of exchange rate changes on cash	(57)	—	—	—
Net increase (decrease) in cash and cash equivalents	10,972	3,008	(271)	4,952
Cash and cash equivalents—beginning of period	14,979	11,971	12,242	7,290

Cash and cash equivalents—end of period	$25,951	$14,979	$11,971	$12,242

Cash payments for interest	$64,324	$61,732	$30,202	$26,188
Cash payments (receipts) for taxes, net	$6,510	$(8,101)	$1,971	$1,122
Capital expenditures financed by debt	$515	$—	$—	$—

Operating Activities

Net cash provided by operating activities for fiscal 2012 for the Successor was $10.0 million compared with net cash used in operating activities of $91.0 million for fiscal 2011. During the year, working capital requirements resulted in a cash outflow of $73.4 million, primarily driven by the continued expansion of our distribution centers into new domestic geographic markets. In addition, inventory resulted in a cash outflow of $32.2 million as a result of stocking seven new distribution centers opened during the year and our recent acquisitions. Accounts payable and accrued expenses changes also resulted in a cash outflow of $38.3 million primarily associated with the earlier timing of vendor payments and changes in accrued incentive compensation.

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

Investing Activities

Net cash used in investing activities for fiscal 2012 for the Successor was $167.8 million compared to $92.2 million during fiscal 2011. During fiscal 2012, cash outflows for acquisitions net of cash acquired totaled $115.3 million. In addition, we invested $52.4 million in property and equipment purchases, which included information technology upgrades, IT application development and warehouse racking. During fiscal 2011, cash outflows for acquisitions net of cash acquired totaled $59.7 million. In addition, capital expenditures for property and equipment were $31.0 million which included information technology upgrades, IT application development and warehouse racking.

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

Financing Activities

Net cash provided by financing activities for fiscal 2012 for the Successor was $168.8 million compared with $186.3 million during fiscal 2011. The decrease was primarily related to lower net borrowings from our ABL Facility due to the reduction in cash outflow for working capital requirements between periods as well as the change in outstanding checks between periods. These decreases were partially offset by a $60.0 million equity contribution received from TPG and certain co-investors during 2012.

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

Net cash used in financing activities for the five months ended May 28, 2010 for the Predecessor were $15.6 million. During the five months ended May 28, 2010, the outflow primarily related to the timing of outstanding checks. In addition, higher borrowings from our ABL Facility were partially offset by a $6.3 million payment related to the Predecessor’s Senior Notes.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest for fiscal 2012 were $64.3 million compared with cash payments for interest for fiscal 2011 of $61.7 million. The increase is primarily due to higher average debt levels during fiscal 2012 partially offset by lower average interest rates on the outstanding debt during the year. As well, we paid an additional $0.7 million during fiscal 2012 related to our interest rate swaps.

Cash payments for interest for fiscal 2011 were $61.7 million compared with cash payments for interest for the seven month period ended January 1, 2011 of $30.2 million. The increase is primarily related to the comparison of a twelve month period to a seven month period. However, as a result of the Merger, the overall debt structure of the Successor increased along with associated higher interest rates as compared with the Predecessor. Cash payments for interest for the five month period ended May 28, 2010 were $26.2 million. The decrease compared with fiscal 2011 is primarily related to the comparison of a five month period to a twelve month period.

Cash payments for taxes during fiscal 2012 were $6.5 million, which was partially offset by a receipt of $1.2 million related to a federal income tax refund. The remaining balance included payments for 2012 estimated tax payments and 2011 tax return payments. Cash receipts for taxes for fiscal 2011 were $8.1 million as a result of utilizing a majority of our available net operating losses.

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

Indebtedness

The following table summarizes our outstanding debt at December 29, 2012:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
U.S. ABL Facility	2017	3.2%	$478,616
Canadian ABL Facility	2017	4.2	$10,976
Senior Secured Notes	2017	9.75	247,802
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2012 - 2027	7.1 - 12.3	12,469
Other	2014 - 2021	8.0 - 10.6	1,341

Total debt			951,204
Less—Current maturities			(493)

Long—term debt			$950,711

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rate at December 29, 2012.

ABL Facility

In connection with the acquisition of TriCan on November 30, 2012, we amended and restated our Fifth Amended and Restated Credit Agreement in order to provide for borrowings under the agreement by TriCan and make certain other amendments (as so amended and restated, the “Sixth Amended and Restated Credit Agreement”). The Sixth Amended and Restated Credit Agreement provides for senior secured asset-backed revolving credit facilities consisting of (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $60.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). The U.S. ABL Facility is available to ATDI, its wholly-owned subsidiary Am-Pac Tire Dist. Inc. and any other U.S. subsidiary that we designate in the future in accordance with the terms of the agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that we designate in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the Sixth Amended and Restated Credit Agreement is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017.

At December 29, 2012, we had $478.6 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.3 million, leaving $161.8 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at December 29, 2012 was $11.0 million. In addition, the Company had certain letters of credit outstanding under the Canadian ABL Facility in the amount of $0.1 million, leaving $25.9 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of December 29, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 29, 2012. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 29, 2012 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of December 29, 2012. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•

The lesser of (a) 70% of the lesser of cost or fair market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•

The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, applicable.

All obligations under the U.S. ABL Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 29, 2012, our additional borrowing availability under the combined ABL Facility were above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Notes

On May 28, 2010, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75%. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due June 1, 2018, which we refer to as the Senior Subordinated Notes. Interest on the Senior

Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Subordinated Notes upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, and accrued and unpaid interest, to, but not including, the redemption date.

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

Interest Rate Swaps

On August 1, 2012, ATDI entered into two interest rate swap agreements (“3Q 2012 Swaps”) used to hedge a portion of our exposure to changes in our variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, with each $50.0 million contract having a fixed rate of 0.655% and expiring in June 2016. The 3Q 2012 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the consolidated statement of comprehensive income (loss).

Contractual Commitments

As of December 29, 2012, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

In millions	Total	Less than 1 year	1- 3 years	4 - 5 years	After 5 years

Long-term debt (variable rate)	$489.6	$—	$—	$489.6	$—
Long-term debt (fixed rate)	449.3	0.2	0.5	248.2	200.4
Estimated interest payments (1)	325.7	64.8	129.4	112.9	18.6
Operating leases, net of sublease income	462.5	75.3	131.3	97.3	158.6
Capital leases	12.5	0.3	0.6	0.8	10.8
Uncertain tax positions	2.0	—	1.6	0.1	0.3
Deferred compensation obligation	2.7	—	—	—	2.7

Total contractual cash obligations	$1,744.3	$140.6	$263.4	$948.9	$391.4

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements other than liabilities related to certain leases of the Winston Tire Company (Winston). These leases were guaranteed when we sold Winston in 2001. As of December 29, 2012, our total obligations as guarantor on these leases are approximately $2.8 million extending over six years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.6 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives as of November 30, 2012 and determined that no impairment existed at that date. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.

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

Manufacturer Rebates

We receive rebates from tire manufacturers pursuant to a variety of rebate programs. These rebates are recorded in accordance with accounting standards applicable to cash consideration received from vendors. Many of the tire manufacturer programs provide that we receive rebates when certain measures are achieved, generally related to the volume of our purchases. We account for these rebates as a reduction to the price of the product, which reduces the carrying value of our inventory, and our cost of goods sold when product is sold. During the year, we record amounts earned for annual rebates based on purchases management considers probable for the full year. These estimates are periodically revised to reflect rebates actually earned based on actual purchase levels. Tire manufacturers may change the terms of some or all of these programs, which could increase our cost of goods sold and decrease our net income, particularly if these changes are not passed along to the customer.

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

Foreign Currency Translation

All foreign currency denominated balance sheet accounts are translated at year end exchange rates and revenue and expense accounts are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Transactional foreign currency gains and losses are included in other expense, net in the accompanying consolidated statements of comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We adopted this guidance on January 1, 2012 and its adoption did not significantly impact our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on January 1, 2012; however, we performed our annual impairment test in the fourth quarter of 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance on December 30, 2012 (the first day of our 2013 fiscal year); however we perform our annual impairment test in the fourth quarter and do not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Our U.S. and Canadian ABL Facilities are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility is tied to Base Rate, as defined, or LIBOR. Interest on the Canadian ABL Facility is tied to Base Rate, as defined, or Prime Rate, as defined.At December 29, 2012, we had $489.6 million outstanding under our aggregate ABL Facility subject to interest rate changes.

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

At December 29, 2012, $239.6 million of the aggregate outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $2.4 million.

Foreign Currency Exchange Rate Risk

The financial position and results of operations for TriCan, our wholly-owned subsidiary acquired during 2012, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of December 29, 2012, we do not have any foreign currency derivatives in place.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
American Tire Distributors Holdings, Inc.—Consolidated Financial Statements
Management’s Report on Internal Control over Financial Reporting	48
Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 for the Successor	51
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 for the Predecessor	52
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Succesor and for the five months ended May 28, 2010 for the Predecessor	53
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 for the Predecessor	54
Notes to Consolidated Financial Statements	55

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 29, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company” and “Successor”) at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the fiscal years ended December 29, 2012, December 31, 2011 and the Seven Months ended January 1, 2011 for the Successor in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the fiscal years ended December 29, 2012, December 31, 2011 and the Seven Months Ended January 1, 2011 for the Successor. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (Predecessor Company) the results of their operations and their cash flows for the five months ended May 28, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2011

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor
In thousands, except share amounts	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$25,951	$14,979
Accounts receivable, net of allowance for doubtful accounts of $950 and $696 in fiscal 2012 and 2011, respectively	301,303	268,943
Inventories	721,672	641,710
Deferred income taxes	16,458	15,042
Income tax receivable	369	1,601
Assets held for sale	7,151	6,301
Other current assets	20,695	13,203

Total current assets	1,093,599	961,779

Property and equipment, net	129,882	99,930
Goodwill	483,143	446,787
Other intangible assets, net	738,698	737,684
Other assets	58,680	56,383

Total assets	$2,504,002	$2,302,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$502,221	$469,867
Accrued expenses	44,916	45,693
Current maturities of long-term debt	493	158

Total current liabilities	547,630	515,718

Long-term debt	950,711	835,650
Deferred income taxes	285,345	282,756
Other liabilities	14,662	12,620
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	756,338	691,951
Accumulated earnings (deficit)	(50,541)	(36,195)
Accumulated other comprehensive income (loss)	(143)	63

Total stockholders’ equity	705,654	655,819

Total liabilities and stockholders’ equity	$2,504,002	$2,302,563

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010
Net sales	$3,455,864	$3,050,240	$1,525,249	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	2,887,421	2,535,020	1,316,679	775,678
Selling, general and administrative expenses	506,408	437,110	228,513	135,146
Transaction expenses	5,246	3,946	1,315	42,608

Operating income (loss)	56,789	74,164	(21,258)	(18,507)
Other income (expense):
Interest expense	(72,918)	(67,580)	(37,391)	(32,669)
Other, net	(3,895)	(2,110)	(958)	(127)

Income (loss) from operations before income taxes	(20,024)	4,474	(59,607)	(51,303)
Income tax provision (benefit)	(5,678)	4,357	(23,295)	(15,227)

Net income (loss)	$(14,346)	$117	$(36,312)	$(36,076)

Other comprehensive income (loss):
Change in value of derivative instrument, net of tax	$—	$—	$—	$2,168
Foreign currency translation, net of tax	(344)	—	—	—
Unrealized gain (loss) on rabbi trust assets, net of tax	138	(158)	221	(182)

Other comprehensive income (loss)	(206)	(158)	221	1,986

Comprehensive income (loss)	$(14,552)	$(41)	$(36,091)	$(34,090)

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands, except share amounts	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost
		Shares	Amount
Predecessor balance, January 2, 2010	$230,647	999,528	$10	$218,348	$4,631	$9,922	$(2,164)	$(100)
Net income (loss)	(36,076)	—	—	—	—	(36,076)	—	—
Change in value of derivative instrument, net of tax of $1.4 million	2,168	—	—	—	—	—	2,168	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(182)	—	—	—	—	—	(182)	—
Stock-based compensation	5,892	—	—	5,892	—	—	—	—

Predecessor balance, May 28, 2010	202,449	999,528	10	224,240	4,631	(26,154)	(178)	(100)

Purchase accounting adjustments	(202,449)	(999,528)	(10)	(224,240)	(4,631)	26,154	178	100
Net income (loss)	(36,312)	—	—	—	—	(36,312)	—	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	221	—	—	—	—	—	221	—
Equity contributions	683,831	1,000	—	683,831	—	—	—	—
Stock-based compensation	3,706	—	—	3,706	—	—	—	—

Successor balance, January 1, 2011	651,446	1,000	—	687,537	—	(36,312)	221	—
Net income (loss)	117	—	—	—	—	117	—	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(158)	—	—	—	—	—	(158)	—
Equity contributions	500	—	—	500	—	—	—	—
Repurchase of common stock	(200)	—	—	(200)	—	—	—	—
Stock-based compensation	4,114	—	—	4,114	—	—	—	—

Successor balance, December 31, 2011	655,819	1,000	—	691,951	—	(36,195)	63	—
Net income (loss)	(14,346)	—	—	—	—	(14,346)	—	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	138	—	—	—	—	—	138	—
Foreign currency translation, net of tax of $0.0 million	(344)						(344)
Equity contributions	60,038	—	—	60,038	—	—	—	—
Stock-based compensation	4,349	—	—	4,349	—	—	—	—

Successor balance, December 29, 2012	$705,654	1,000	$0	$756,338	$0	$(50,541)	$(143)	$—

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
In thousands	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010
Cash flows from operating activities:
Net income (loss)	$(14,346)	$117	$(36,312)	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	89,167	78,071	40,905	14,707
Amortization of other assets	7,487	4,758	2,692	9,983
Provision (benefit) for deferred income taxes	(11,879)	(6,280)	(27,518)	(3,846)
Accretion of 8% cumulative preferred stock	—	—	—	2,537
Accrued dividends on 8% cumulative preferred stock	—	—	—	966
Provision for doubtful accounts	1,996	1,911	1,762	608
Inventory step-up amortization	4,074	—	58,797	—
Stock-based compensation	4,349	4,114	3,706	5,892
Other, net	2,601	1,286	1,596	2,357
Change in operating assets and liabilities:
Accounts receivable	5,134	(47,363)	(4,298)	(19,280)
Inventories	(32,170)	(151,945)	(36,832)	(37,751)
Income tax receivable	1,232	8,045	(1,383)	(8,263)
Other current assets	(5,971)	(1,729)	(738)	972
Accounts payable and accrued expenses	(38,257)	19,082	(7,942)	96,375
Other, net	(3,391)	(1,073)	(17,874)	(1,075)

Net cash provided by (used in) operating activities	10,026	(91,006)	(23,439)	28,106

Cash flows from investing activities:
Acquisitions, net of cash acquired	(115,334)	(59,694)	(11,018)	—
Purchase of property and equipment	(52,388)	(31,044)	(12,381)	(6,424)
Purchase of assets held for sale	(3,939)	(2,993)	(718)	(1,498)
Proceeds from sale of assets held for sale	3,738	1,403	6,806	185
Proceeds from sale of property and equipment	102	79	74	214

Net cash provided by (used in) investing activities	(167,821)	(92,249)	(17,237)	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	3,333,642	2,760,364	1,995,596	828,727
Repayments of revolving credit facility	(3,217,298)	(2,577,380)	(1,997,413)	(822,005)
Outstanding checks	(1,754)	9,981	5,328	(15,369)
Payments of other long-term debt	(1,987)	(822)	(7,016)	(721)
Payments of deferred financing costs	(3,779)	(5,880)	(24,958)	—
Payment for termination of interest rate swap agreements	—	—	(2,804)	—
Payment of seller fees on behalf of Buyer	—	—	(16,792)	—
8% cumulative preferred stock redemption	—	—	(30,102)	—
Proceeds from issuance of long-term debt	—	—	446,900	—
Payments of Predecessor senior notes	—	—	(340,131)	(6,263)
Equity contribution	60,000	—	11,797	—

Net cash provided by (used in) financing activities	168,824	186,263	40,405	(15,631)

Effect of exchange rate changes on cash	(57)	—	—	—

Net increase (decrease) in cash and cash equivalents	10,972	3,008	(271)	4,952
Cash and cash equivalents—beginning of period	14,979	11,971	12,242	7,290

Cash and cash equivalents—end of period	$25,951	$14,979	$11,971	$12,242

Supplemental disclosures of cash flow information:
Cash payments for interest	$64,324	$61,732	$30,202	$26,188
Cash (receipts) payments for taxes, net	$6,510	$(8,101)	$1,971	$1,122
Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$515	$—	$—	$—

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

The Company is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools, representing 96.9%, 2.0% and 1.1%, respectively, of our net sales. Operating as one operating and reportable segment through a network of 121 distribution centers, including three redistribution centers in the United States, the Company offers access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 70,000 customers (approximately 62,000 in the U.S. and 8,000 in Canada). The Company’s customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. The Company serves a majority of the contiguous United States as well as Canada.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal years ended December 29, 2012 and December 31, 2011 for the Successor each contain operating results for 52 weeks. The seven months ended January 1, 2011 for the Successor contains operating results for 31 weeks while the five months ended May 28, 2010 for the Predecessor contains operating results for 21 weeks. It should be noted that the Company and its recently acquired TriCan Tire Distributors (“TriCan”) subsidiary have different year-end reporting dates. TriCan has a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements is not material.

2. Summary of Significant Accounting Policies:

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Preparation

The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented. Certain changes in classification of amounts reported in prior years have been made to conform to the 2012 classification.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are based on several factors including the facts and circumstances available at the time of the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probably future outcome. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of comprehensive income (loss) in the period that they are determined.

Foreign currency translation

All foreign currency denominated balance sheet accounts are translated at year end exchange rates and revenue and expense accounts are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Transactional foreign currency gains and losses are included in other expense, net in the accompanying consolidated statements of comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less to be cash equivalents in its consolidated financial statements. Outstanding checks are presented as a financing activity in the statement of cash flows because they are funded by drawing on the revolving credit facility as they are presented for payment.

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

Major expenditures for replacements and significant improvements that increase asset values and extend useful lives are capitalized. Repairs and maintenance expenditures that do not extend the useful life of the asset are charged to expense as incurred. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of comprehensive income (loss).

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

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

Intangible assets such as customer-related intangible assets and noncompete agreements with finite useful lives are amortized on a straight-line or accelerated basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer list	16 to 19 years
Tradenames	1 to 7 years
Noncompete agreements	1 to 5 years
Favorable leases	6 years

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

Deferred Financing Costs

Deferred financing costs are expenditures associated with obtaining financings that are capitalized in the consolidated balance sheets and amortized over the term of the loans to which such costs relate. Amounts capitalized are recorded within other assets in the consolidated balance sheets and amortized to interest expense in the consolidated statements of comprehensive income (loss). At December 29, 2012, the unamortized balance of deferred financing costs was $19.7 million, which includes $3.8 million incurred to increase the borrowing capacity and extend the maturity date of the Company’s revolving credit facility during fiscal 2012. At December 31, 2011, the unamortized balance of deferred financing costs was $23.4 million. Amortization for the Successor was $7.5 million for fiscal 2012, of which $2.8 million related to the write-off of deferred financing costs associated with a lender that is not participating in the new syndication group. Amortization for the Successor for fiscal 2011 and the seven months ended January 1, 2011 was $4.8 million and $2.7 million, respectively. Amortization for the Predecessor five months ended May 28, 2010 was $10.0 million, of which $8.0 million related to the write-off of deferred financing costs associated with the old debt structure eliminated as a result of the Merger.

Equity Method Investment

The Company has a 52% equity investment in American Car Care Centers (“ACCC”), an association of independent tire and automotive service dealers with over 1,100 locations nationwide. ACCC engages in a program to assist its stockholders and their customers in the promotion, marketing, distribution and sale of tires, tire supplies, accessories and equipment. Although we hold a majority ownership interest, our interest does not provide us with the ability to exercise significant influence. Accordingly, the investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheet at December 29, 2012.

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

Manufacturer Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with the accounting standards for cash consideration received from a vendor. Many of the vendor programs provide for the Company to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of our inventory, and our cost of goods sold when product is sold. Throughout the year, the amount recognized for annual rebates is based on purchases management considers probable for the full year. These estimates are continually revised to reflect rebates earned based on actual purchase levels.

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

Shipping and Handling Fees and Costs

In accordance with current accounting standards, the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping fees represent revenues earned for the goods provided and therefore recorded within net sales in the consolidated statement of comprehensive income (loss). Handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as selling, general and administrative expenses within the consolidated statement of comprehensive income (loss), and includes a portion of internal costs such as salaries and overhead related to these activities. For fiscal 2012 and 2011 and the seven months ended January 1, 2011, the Successor incurred $171.1 million, $140.8 million and $64.5 million, respectively, related to these expenses. For the Predecessor, such expenses totaled $43.1 million for the five months ended May 28, 2010.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Updated (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012; however, the Company performed its annual impairment test in the fourth quarter of 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt this guidance on December 30, 2012 (the first day of the Company’s 2013 fiscal year); however, the Company performs its annual impairment test in the fourth quarter and does not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

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

The Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of Merger and resulted in goodwill of $430.3 million and intangible assets of $781.3 million, of which $527.9 million related to a customer list and $249.9 million related to an indefinite-lived tradename. Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.

The following unaudited pro forma supplementary data for the five months ended May 28, 2010 give effect to the Merger as if it had occurred on January 3, 2010 (the first day of the Company’s 2010 fiscal year).

Pro Forma
Five Months Ended
In thousands	May 28, 2010
Net sales	$934,925
Net (loss) income	(17,835)

The pro forma supplementary data for the five months ended May 28, 2010 includes $16.4 million as an adjustment to historical amortization expense as a result of the valuation of $531.4 million allocated to amortizable intangible assets acquired in the Merger, primarily associated with a customer relationship intangible asset. In addition, the Company has included a reduction in non-recurring transaction expenses related to the Merger of $40.2 million for the five months ended May 28, 2010.

The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Merger been consummated on the date assumed and does not project the Company’s results of operations for any future date.

2012 Acquisitions

On November 30, 2012, ATDI and ATD Acquisition Co. V Inc. (“Canada Acquisition”), a newly-formed direct wholly-owned Canadian subsidiary of ATDI, entered into a Share Purchase Agreement (the “Purchase Agreement”) with 1278104 Alberta Inc. (“Seller”), Triwest Trading (Canada) Ltd., a wholly-owned subsidiary of Seller (“Triwest”) and certain shareholders of Seller pursuant to which Canada Acquisition agreed to acquire from Seller all of the issued and outstanding common shares of Triwest along with an outstanding loan owed to Seller by Triwest for approximately $97.5 million, subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. Of the $97.5 million purchase price, $15.0 million is held in escrow pending the resolution of the post-closing adjustments in accordance with the terms of the Purchase Agreement and Escrow Agreement. As a result of the acquisition, Triwest became a direct wholly-owned subsidiary of Canada Acquisition. Triwest (dba: TriCan Tire Distributors, or “TriCan”) is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country.

The acquisition of TriCan was completed on November 30, 2012 and funded through the Company’s ABL Facility. The acquisition was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the total purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The preliminary allocation of the purchase price is as follows:

In thousands
Cash	$1,344
Accounts receivable	36,461
Inventory	45,445
Other current assets	495
Property and equipment	1,191
Intangible assets	49,940
Other assets	755

Total assets acquired	135,631
Debt	—
Accounts payable	37,102
Accrued and other liabilities	14,609
Deferred income taxes	13,003
Other liabilities	475

Total liabilities assumed	65,189
Net assets acquired	70,442
Goodwill	27,012

Purchase price	$97,454

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $27.0 million.

Cash, and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventory was recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.

The Company recorded intangible assets based on their estimated fair value and consisted of the followings:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	17 years	$44,621
Tradenames	7 years	4,958
Favorable leases	6 years	361

Total		$49,940

TriCan contributed net sales of approximately $12.1 million to the Company for the period from December 1, 2012 to December 29, 2012. Net loss contributed by TriCan since the acquisition date was approximately $3.3 million which included non-cash amortization of the inventory step-up of $4.1 million and non-cash amortization expense on acquired intangible assets of $0.5 million.

The following unaudited pro forma supplementary data for the fiscal years ended December 29, 2012 and December 31, 2011 give effect to the TriCan acquisition as if it had occurred on January 2, 2011 (the first day of the Company’s 2011 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the TriCan acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Pro Forma
	Fiscal Year Ended	Fiscal Year Ended
In thousands	December 29, 2012	December 31, 2011
Net sales	$3,642,043	$3,234,331
Net income (loss)	(7,751)	5,596

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

The acquisition of CTO was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $15.9 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $9.4 million. The premium in the purchase price paid for the acquisition of CTO reflects the anticipated realization of operational and cost synergies. As of the balance sheet date, the purchase price allocation is final except for the resolution of the post-closing purchase price adjustment and tax matters, both of which the Company anticipates finalizing in early 2013. It is impracticable to calculate the net sales and net income (loss) contributed by CTO for the period May 25, 2012 to December 29, 2012 due to the fact that CTO’s operations were consolidated and integrated into the Company’s existing operations and facilities and thus their operations and results are no longer separately distinguishable.

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

As a result of the TriCan acquisition, the carrying value of the acquired inventory was increased by $6.3 million to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value will be amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying consolidated statement of comprehensive income (loss) for the fiscal year ended December 29, 2012 was $4.1 million.

During the quarter ended October 2, 2010, the Company made the decision to discontinue selling certain products within its equipment product offering. As a result of the decision, the Company recognized a $1.0 million impairment charge, which is included in cost of goods sold in the accompanying consolidated statement of comprehensive income (loss), related to the estimated write-down of related inventory to their fair market values as the Company moved to dispose of the residual equipment in these product offerings. Sales related to these products accounted for 1.7% of the Company’s combined net sales during fiscal 2010.

As a result of the Merger, the carrying value of inventory was increased by $58.8 million to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value was amortized into cost of goods sold in the accompanying consolidated statement of comprehensive income (loss) over the period of the Company’s normal inventory turns, which approximated two months.

5. Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At December 29, 2012, assets held for sale totaled $7.2 million, of which $1.0 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc. (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. As a result, the facility was classified as held for sale when the building had a carrying value of $5.1 million. During the second quarter of 2012, the Company determined that the carrying value of the facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.6 million adjustment related to the fair value of this facility. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value.

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. At December 29, 2012, the carrying value of the facility was $1.7 million.

6. Property and Equipment:

The following table represents the major classes of property and equipment at December 29, 2012 and December 31, 2011:

	Successor
In thousands	December 29, 2012	December 31, 2011
Land	$2,108	$3,578
Buildings and leasehold improvements	21,554	20,361
Machinery and equipment	21,745	11,191
Furniture and fixtures	39,863	31,692
Software	88,021	54,576
Vehicles and other	3,649	2,698

Total property and equipment	176,940	124,096
Less—Accumulated depreciation	(47,058)	(24,166)

Property and equipment, net	$129,882	$99,930

Depreciation expense for the Successor was $23.1 million for the fiscal year ended December 29, 2012, $16.5 million for the fiscal year ended December 31, 2011 and $8.0 million for the seven months ended January 1, 2011. The Predecessor recorded depreciation expense of $7.0 million for the five months ended May 28, 2010. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of two of the Company’s owned facilities (see Note 9). The net book value of these assets at December 29, 2012 and December 31, 2011 was $7.2 million and $9.9 million, respectively. Accumulated depreciation was $0.8 million and $0.5 million for the respective periods. Depreciation expense was $0.2 million, $0.3 million and $0.2 million for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and $0.3 million for the five months ended May 28, 2010 for the Predecessor.

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

The changes in the carrying amount of goodwill are as follows:

	Successor
In thousands	December 29, 2012	December 31, 2011
Beginning balance	$446,787	$431,065
Purchase accounting adjustments	—	(11,312)
Acquisitions	36,457	27,034
Currency translation	(101)	—

Ending balance	$483,143	$446,787

As of December 29, 2012, the Company has recorded goodwill of $483.1 million, of which approximately $28 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On November 30, 2012, ATDI and Canada Acquisition entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of TriCan. The acquisition was completed on November 30, 2012 and was funded through the Company’s ABL Facility. The preliminary purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $27.0 million as goodwill. See Note 3 for additional information.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $9.4 million as goodwill. See Note 3 for additional information.

On April 15, 2011, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of NCT. The acquisition was completed on April 29, 2011 and was funded through the

Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $27.0 million as goodwill. See Note 3 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 29, 2012 and December 31, 2011 for the Successor:

	Successor
	December 29, 2012		December 31, 2011
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer list	$632,589	$156,249	$572,209	$92,635
Noncompete agreement	7,898	2,841	6,320	1,143
Favorable leases	360	5	—	—
Tradenames	9,043	1,990	4,104	1,064

Total finite-lived intangible assets	649,890	161,085	582,633	94,842
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$899,783	$161,085	$832,526	$94,842

At December 29, 2012, the Company had $738.7 million of intangible assets. The balance primarily relates to the Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of seventeen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. In connection with the acquisition of CTO on May 24, 2012, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years. During 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a noncompete agreement, in connection with the acquisition of NCT. These intangible assets had a useful life of nineteen years and five years, respectively. See Note 3 for additional information.

Amortization of intangible assets for the Successor was $66.2 million in fiscal 2012, $61.8 million in fiscal 2011 and $33.0 million in the seven months ended January 1, 2011. The Predecessor recorded amortization of intangible assets of $7.7 million in the five months ended May 28, 2010. Estimated amortization expense on existing intangible assets is expected to approximate $69.7 million in 2013, $64.3 million in 2014, $55.2 million in 2015, $47.2 million in 2016 and $41.7 million in 2017.

9. Long-term Debt:

The following table presents the Successor’s long-term debt at December 29, 2012 and at December 31, 2011:

	Successor
In thousands	December 29, 2012	December 31, 2011
U.S. ABL Facility	$478,616	$373,255
Canadian ABL Facility	10,976	—
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	247,802	247,425
Capital lease obligations	12,469	14,118
Other	1,341	1,010

Total debt	951,204	835,808
Less—Current maturities	(493)	(158)

Long-term debt	$950,711	$835,650

The fair value of the Company’s long-term senior notes was $477.0 million at December 29, 2012 and $463.5 million at December 31, 2011. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

Aggregate maturities of long-term debt at December 29, 2012, are as follows:

In thousands
2013	$493
2014	543
2015	482
2016	528
2017	737,977
Thereafter	211,181

Total	$951,204

ABL Facility

In connection with the acquisition of TriCan on November 30, 2012, the Company amended and restated its Fifth Amended and Restated Credit Agreement in order to provide for borrowings under the agreement by Canada Acquisition and make certain other amendments (as so amended and restated, the “Sixth Amended and Restated Credit Agreement”). The Sixth Amended and Restated Credit Agreement provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $60.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). The U.S. ABL Facility provides for revolving loans available to ATDI, its wholly-owned subsidiary Am-Pac Tire Dist. Inc. and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to Canada Acquisition and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the Sixth Amended and Restated Credit Agreement is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017.

At December 29, 2012, the Company had $478.6 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.3 million, leaving $161.8 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at December 29, 2012 was $11.0 million. In addition, the Company had certain letters of credit outstanding under the Canadian ABL Facility in the amount of $0.1 million, leaving $25.9 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of December 29, 2012 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 29, 2012. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 29, 2012 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of December 29, 2012. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•

The lesser of (a) 70% of the lesser of cost or fair market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•

The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable.

All obligations under the U.S. ABL Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 29, 2012, the Company’s additional borrowing availability under the combined ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Secured Notes

On May 28, 2010, ATDI issued Senior Secured Notes (“Senior Secured Notes”) due June 1, 2017 in an aggregate principal amount at maturity of $250.0 million. The Senior Secured Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $240.7 million after debt issuance costs (which represents a non-cash financing activity of $9.3 million). The Senior Secured Notes will accrete based on an effective interest rate of 10% to an aggregate accreted value of $250.0 million, the full principal amount at maturity. The Senior Secured Notes bear interest at a fixed rate of 9.75% per annum. Interest on the Senior Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Secured Notes are not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Secured Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 107.313% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 104.875% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015, 102.438% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016 and 100.0% of the principal amount if the redemption date occurs between June 1, 2016 and May 31, 2017.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Secured Notes upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, plus accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

The Senior Secured Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions. The Senior Secured Notes are also collateralized by a second-

priority lien on accounts receivable and related assets and a first-priority lien on substantially all other assets (other than inventory), in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued Senior Subordinated Notes due June 1, 2018 (“Senior Subordinated Notes”) in an aggregate principal amount of $200.0 million. The Senior Subordinated Notes bear interest at a fixed rate of 11.50% per annum. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010. The Senior Subordinated Notes are not be redeemable, except as described below, at the option of ATDI prior to June 1, 2013. Thereafter, the Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 104.0% of the principal amount if the redemption date occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

In addition, at any time prior to June 1, 2013, ATDI may redeem all or a part of the Senior Subordinated Notes upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of notes to be redeemed, plus the applicable premium (an amount intended to approximate a “make-whole” price based on the price of a U.S. treasury security plus 50 basis points) as of, and accrued and unpaid interest, to, but not including, the redemption date, subject to the rights of holders on the relevant record date to receive interest due on the relevant interest payment date.

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

Capital Lease Obligations

At December 31, 2011, the Company had a capital lease obligation of $14.1 million, which related to the 2002 sale and subsequent leaseback of three of its owned facilities. Due to continuing involvement with the properties, the Company accounted for the transaction as a direct financing lease and recorded the cash received as a financing obligation.The transaction had an initial lease term of 20 years, followed by two 10 year renewal options. No gain or loss was recognized as a result of the initial sales transaction.

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At December 29, 2012, the outstanding balance of the financing obligation was $12.5 million.

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

On August 1, 2012, the Company entered into two interest rate swap agreements (“3Q 2012 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.00 million, with each $50.0 million contract having a fixed rate of 0.655% and expiring in June 2016. The counterparty to each swap is a major financial institution. The 3Q 2012 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the consolidated statement of comprehensive income (loss).

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million is at a fixed rate of 0.74% and will expire in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterpart to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the consolidated statement of comprehensive income (loss).

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February. The remaining swap covers an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and will expire in February 2013. The counterparty to each swap is a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract are recognized in the consolidated statement of comprehensive income (loss).

The following table presents the fair values of the Company’s derivative instruments included within the consolidated balance sheets as of December 29, 2012 and December 31, 2011 for the Successor:

		Liability Derivatives
	Balance Sheet	December 29,	December 31,
In thousands	Location	2012	2011
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Accrued expenses	$149	$303
1Q 2011 swap—$25 million notional	Accrued expenses	—	12
3Q 2011 swaps—$100 million notional	Accrued expenses	1,314	551
3Q 2012 swaps—$100 million notional	Accrued expenses	750	—

Total		$2,213	$866

On June 4, 2009, the Predecessor entered into an interest rate swap agreement (the “2Q 2009 Swap”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swap in place covered a notional amount of $100.0 million at a fixed interest rate of 1.45% and was set to expire on June 8, 2011. The counterparty to the swap was a major financial institution. The 2Q 2009 Swap did not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value were recognized in the consolidated statement of comprehensive income (loss).

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

The pre-tax effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
		Successor			Predecessor
		Fiscal Year	Fiscal Year	Seven Months	Five Months
	Location of (Gain) Loss	Ended December 29,	Ended December 31,	Ended January 1,	Ended May 28,
In thousands	Recognized	2012	2011	2011	2010
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Interest Expense	$(154)	$303	$—	$—
1Q 2011 swap—$25 million notional	Interest Expense	(12)	12	—	—
3Q 2011 swaps—$100 million notional	Interest Expense	764	551	—	—
3Q 2012 swaps—$100 million notional	Interest Expense	750	—	—	—
2Q 2009 swap—$100 million notional	Interest Expense	—	—	—	68

Total		$1,348	$866	$—	$68

The pre-tax effect of the Company’s derivative instruments designated as hedges on the consolidated statement of comprehensive income (loss) for the Predecessor periods was as follows:

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

The following table presents the fair value and hierarchy levels for the Successor’s assets and liabilities, which are measured at fair value on a recurring basis as of December 29, 2012:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,670	$2,670	$—	$—

Total	$2,670	$2,670	$—	$—
Liabilities:
Derivative instruments	$2,213	$—	$2,213	$—

Total	$2,213	$—	$2,213	$—

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

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities on a recurring basis at December 29, 2012 are the same as those used at December 31, 2011. As a result, there have been no transfers between Level 1and Level 2 categories.

As discussed in Note 5, the Company determined that the carrying value of a facility acquired form Am-Pac in 2008 and which is currently held for sale exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.6 million adjustment during fiscal 2012 related to the fair value of this facility. This adjustment is included in selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income (loss). The fair value for this facility was based upon quoted market prices from a broker for similar facilities (Level 2).

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

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, provides that a maximum of 48.6 million shares of common stock of the indirect parent company are available for grant. As of December 29, 2012, the Company has 1.9 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

May 28, 2010	—	$—	—	$—
Granted	44,448,000	1.00	n/a	n/a
Cancelled	—	—	n/a	n/a

January 1, 2011	44,448,000	1.00	—	—
Granted	1,900,000	1.00	n/a	n/a
Cancelled	(1,749,600)	1.00	n/a	n/a

December 31, 2011	44,598,400	$1.00	8,710,401	$1.00
Granted	2,277,600	1.14	n/a	n/a
Exercised	(38,000)	1.00	n/a	n/a
Cancelled	(156,400)	1.00	n/a	n/a

December 29, 2012	46,681,600	$1.01	17,594,936	$1.00

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at December 29, 2012 was 7.8 years and 7.7 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that the performance target will be achieved and the requisite service period is satisfied. At December 29, 2012 unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $8.4 million and the weighted-average period over which this expense will be recognized is 2.3 years.

The weighted average fair value of the stock options granted during the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor was $0.50, $0.44 and $0.42, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011

Risk-free interest rate	1.48%	2.41%	1.97%
Dividend yield	—	—	—
Expected life	6.5 years	6.4 years	6.5 years
Volatility	42.81%	40.75%	39.45%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent company may be granted to non-employee directors of the Company, of which 0.3 million remain available at December 29, 2012 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding and unvested at May 28, 2010	—	$—
Granted	150,000	1.00
Cancelled	—	—

Outstanding and unvested at January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Vested	(75,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	219,298	1.14
Vested	(125,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 29, 2012	269,298	$1.11

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight- line basis over the requisite service period, which is generally the two year vesting period. At December 29, 2012, unrecognized compensation expense related to non-vested RSUs granted under the 2010 RSU Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 0.5 years.

Compensation Expense

Stock-based compensation expense is included in selling general and administrative expenses within the accompanying consolidated statement of comprehensive income (loss). The amount of compensation expense recognized during a period is based on the portion of the granted awards that are expected to vest. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards as of the grant date that actually vest. The following table summarizes the compensation expense recognized:

	Successor			Predecessor
	Fiscal 2012	Fiscal 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010

In thousands
Stock Options	$4,118	$3,999	$3,687	$5,892
Restricted Stock Units	231	115	19	—

Total	$4,349	$4,114	$3,706	$5,892

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

At December 29, 2012, the Company’s obligation related to its deferred compensation plan was $2.7 million, recorded in the consolidated balance sheet within other non-current liabilities. At December 31, 2011, the Company’s obligation related to its deferred compensation plan was $2.3 million. The Company provides for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. Amounts related to the Rabbi Trust were $2.7 million and $2.3 million at December 29, 2012 and December 31, 2011, respectively, and are recorded in the consolidated balance sheets within other non-current assets. Contributions made by the Company on behalf of its employees were less than $0.1 million during fiscal 2012, 2011 and 2010.

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

The Company match of participant contributions is recorded within selling, general and administrative expense. For the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011, the Successor contributed $2.0 million, $2.1 million and $1.2 million, respectively. The Predecessor contributed $0.7 million during the five months ended May 28, 2010.

13. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2013 and 2026. Future minimum lease commitments, net of sublease income, at December 29, 2012 are as follows:

In thousands
2013	$75,271
2014	70,588
2015	60,715
2016	51,258
2017	46,013
Thereafter	158,610

Total	$462,455

The Successor’s rent expense, net of sublease income, under these operating leases was $75.1 million in fiscal 2012, $59.1 million in fiscal 2011 and $29.5 million for the seven months ended January 1, 2011. The Predecessor’s rent expense, net of sublease income, under these operating leases was $20.0 million in the five months ended May 28, 2010.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities. On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company has a capital lease obligation of $12.5 million at December 29, 2012. See Note 9 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of December 29, 2012, the Company’s total obligations, as guarantor on these leases, are approximately $2.8 million extending over six years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.6 million. A provision has been made for the net present value of the estimated shortfall.

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

14. Income Taxes:

The Company’s income tax provision (benefit) consisted of the following components:

	Successor			Predecessor
	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010

In thousands
Federal:
Current provision (benefit)	$5,420	$8,668	$792	$3,203
Deferred provision (benefit)	(9,802)	(7,327)	(20,078)	(16,693)

Total	(4,382)	1,341	(19,286)	(13,490)
State:
Current provision (benefit)	1,884	3,278	960	—
Deferred provision (benefit)	(2,037)	(262)	(4,969)	(1,737)

Total	(153)	3,016	(4,009)	(1,737)

Foreign:
Current provision (benefit)	49	—	—	—
Deferred provision (benefit)	(1,192)	—	—	—

Total	(1,143)	—	—	—

Total provision (benefit)	$(5,678)	$4,357	$(23,295)	$(15,227)

The provision (benefit) for income taxes differs from the amount of income taxes computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income (loss), as a result of the following differences:

	Successor			Predecessor
	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Seven Months Ended January 1, 2011	Five Months Ended May 28, 2010

In thousands
Income tax provision (benefit) computed at the federal statutory rate	$(7,008)	$1,566	$(20,862)	$(17,957)
State income taxes, net of federal income tax benefit	(100)	613	(2,203)	(1,069)
Benefit of lower foreign rate	395	—	—	—
Increase in state effective tax rate	—	2,073	—	—
Permanent differences	437	505	75	325
Debt issuance costs	(221)	(200)	—	—
Non-deductible transaction costs	430	—	(364)	2,237
Non-deductible preferred stock dividends	—	—	—	338
Tax settlements and other adjustments to uncertain tax positions	138	(376)	462	1,457
Increase (decrease) in valuation allowance	132	176	(403)	(558)
Other	119	—	—	—

Income tax provision (benefit)	$(5,678)	$4,357	$(23,295)	$(15,227)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. As of December 29, 2012 and December 31, 2011, amounts related to deferred income taxes have been classified in the accompanying consolidated balance sheet as follows:

	Successor
	December 29,	December 31,
In thousands	2012	2011
Deferred tax assets (liabilities):
Current	$16,458	$15,042
Noncurrent	(285,345)	(282,756)

Total	$(268,887)	$(267,714)

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 29, 2012 and December 31, 2011 for the Successor are as follows:

	Successor
	December 29,	December 31,
In thousands	2012	2011
Deferred tax assets:
Accrued expenses and liabilities	$8,490	$7,583
Net operating loss carry-forwards	2,059	3,486
Employee benefits	7,594	4,894
Inventory cost capitalization	7,633	7,605
Other assets	954	3,228
Other	5,534	5,399

Gross deferred tax assets	32,264	32,195
Less: Deferred tax valuation allowances	(762)	(840)

Net deferred tax assets	31,502	31,355

Deferred tax liabilities:
Depreciation and amortization of intangibles	(299,262)	(298,134)
Other	(1,127)	(935)

Gross deferred tax liabilities	(300,389)	(299,069)

Net deferred tax assets (liabilities)	$(268,887)	$(267,714)

As part of the Merger, the Predecessor generated substantial tax deductions relating to the exercise of stock options and payments made for transaction expenses. At December 29, 2012, the balance of this acquired non-current deferred tax asset is $5.7 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger less existing tax deductible intangibles, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

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

At December 29, 2012, the Company had $2.3 million of NOLs available for federal tax purposes as well as $27.7 million available for state tax purposes. The NOLs are available to offset taxable income in future years and expire between 2013 and 2029. Except as discussed above, the Company expects to utilize these NOLs prior to their expiration date.

At December 29, 2012, the Company had unrecognized tax benefits of $2.0 million, of which $0.6 million is included within accrued expenses and $1.4 million is included within other liabilities within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Successor’s effective tax rate is $1.7 million as of December 29, 2012. In addition, $0.3 million related to temporary timing differences.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor			Predecessor
	December 29,	December 31,	January 1,	May 28,
In thousands	2012	2011	2011	2010
Beginning balance	$1,815	$2,181	$2,329	$904
(Reductions) additions based on tax positions related to the current year, net	138	(366)	—	1,425
Settlements	—	—	—	—
Reductions for lapse in statute of limitations	—	—	(148)	—

Ending balance	$1,953	$1,815	$2,181	$2,329

During the next 12 months, management does not believe it is reasonably possible that there will be a significant change in the Company’s uncertain tax benefits.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008—2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

In addition, TPG and certain co-investors contributed $675.4 million through the purchase of common stock in Holdings indirect parent company. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from the indirect parent company to Holdings and recorded in additional paid-in capital. Subsequent to May 28, 2010, certain members of Holdings management and certain board members purchased common stock in Holdings indirect parent company. At December 29, 2012 and December 31, 2011, these amounts totaled $8.7 million. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

On November 30, 2012, TPG and certain co-investors contributed $60.0 million through the purchase of 50.0 million shares of common stock in Holdings indirect parent company. The proceeds from this equity contribution were used to fund a portion of the purchase price for the acquisition of TriCan. Accordingly, the Company recorded the basis in these shares in additional paid-in capital. See Note 3 for additional information on the TriCan acquisition.

Common Stock

The authorized share capital of Holdings is $10, consisting of 1,000 common shares, par value $0.01. At December 29, 2012, Accelerate Holdings Corp. owns 100% of Holdings issued and outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

The Company maintains a deferred compensation plan for certain eligible employees, in which the obligation is funded through a Rabbi Trust. Unrealized gains and losses on Rabbi Trust assets are recorded net of tax in accumulated other comprehensive income (loss) and amounted to $0.1 and $0.1 million at December 29, 2012 and December 31, 2011, respectively.

In addition, gains and losses resulting from the translation of foreign currency are recorded in accumulated other comprehensive income (loss) net of tax and amounted to $0.3 million at December 29, 2012.

16. Related Party Transaction:

Upon the closing of the Merger, the Company entered into a transaction and monitoring fee letter agreement with TPG pursuant to which the Company retained TPG to provide certain management, consulting, and financial services to the Company, when and as requested by the Company. The Company agreed to pay TPG a monitoring fee equal to 2.0% of adjusted earnings before interest, taxes, depreciation, amortization and other adjustments (“Adjusted EBITDA”). The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. In the event of an initial public offering, sale of all or substantially all of the Company’s assets or a change of control transaction, TPG is entitled to receive, on its request and in lieu of any continuing payment of the monitoring fee, an aggregate termination fee of $12.5 million. For the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011, the Successor recorded $7.4 million, $4.6 million and $2.4 million, respectively in expense related to the monitoring fee for fiscal 2012, fiscal 2011 and fiscal 2010 which is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

17. Subsequent Event:

On February 15, 2013, the board of directors of the Company’s indirect parent, Accelerate Parent Corp., amended the Management Equity Incentive Plan, or the 2010 Plan, to increase the maximum number of shares of common stock of the indirect parent company for which stock options may be granted under the 2010 Plan from 48.6 million to 52.1 million. In addition to the increase in the maximum number of shares, on February 15, 2013 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 3.5 million shares of common stock, have an exercise price of $1.20 per share and vest over a three to five-year vesting period.

18. Subsidiary Guarantor Financial Information:

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and reflect the financial position, results of operations and cash flows of the Predecessor for periods prior to May 28, 2010 and the financial position, results of operations and cash flows of the Successor for periods after May 28, 2010.

As a result of the Merger on May 28, 2010, the Company repurchased and cancelled all of the Predecessor’s outstanding 10.75% Senior Notes, Floating Rate Notes, and 13% Senior Discount Notes. In addition, ATDI issued $250.0 million in aggregate principal amount of its Senior Secured Notes and $200.0 million in aggregate principal amount of its Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, Tire Wholesalers and CTO. ATDI, Am-Pac, Tire Wholesalers and CTO are also borrowers and primary obligors under the U.S. ABL Facility, which is guaranteed by Holdings. TriCan is not a guarantor of the Senior Secured Notes or the Senior Subordinated Notes but they are borrowers and primary obligors under the Canadian ABL Facility. Tire Pros Francorp is not a guarantor of the Senior Secured Notes, the Senior Subordinated Notes, the U.S. ABL Facility or the Canadian ABL Facility. A guarantor subsidiary’s guarantee can be released in certain customary circumstances.

Accordingly, the Company updated the guarantor structure as of May 28, 2010 which resulted in the following revised column headings:

•	Parent Company (Holdings),

•	Subsidiary Issuer (ATDI),

•	Subsidiary Guarantor (Am-Pac, Tire Wholesalers and CTO) and

•	Non-Guarantor Subsidiary (TriCan and Tire Pros FranCorp).

ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac, Tire Wholesalers, CTO, TriCan and Tire Pros FranCorp are indirect wholly-owned subsidiaries of Holdings. As a result of the Merger, all periods presented have been retroactively adjusted to reflect the post-merger guarantor structure. In addition, during the third quarter of 2011, the Company merged a subsidiary guarantor (NCT) into the subsidiary issuer (ATDI).

The condensed consolidating financial information for the Company is as follows:

Condensed Consolidating Balance Sheets as of December29, 2012 and December 31, 2011 for the Successor are as follows:

	Successor
In thousands	As of December 29, 2012
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantor	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,319	$27	$13,605	$—	$25,951
Accounts receivable, net	—	277,160	1,435	22,708	—	301,303
Inventories	—	681,656	503	39,513	—	721,672
Assets held for sale	—	7,151	—	—	—	7,151
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,616	—	(96,939)	—
Other current assets	—	27,290	5,908	3,955	—	37,153

Total current assets	36,323	1,005,945	68,489	79,781	(96,939)	1,093,599

Property and equipment, net	—	128,110	604	1,168	—	129,882
Goodwill and other intangible assets, net	418,592	700,869	25,448	76,932	—	1,221,841
Investment in subsidiaries	242,010	145,887	—	—	(387,897)	—
Other assets	8,729	48,430	317	1,204	—	58,680

Total assets	$705,654	$2,029,241	$94,858	$159,085	$(484,836)	$2,504,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$468,914	$3,058	$30,249	$—	$502,221
Accrued expenses	—	38,187	463	6,266	—	44,916
Current maturities of long-term debt	—	487	6	—	—	493
Intercompany payables	—	55,935	27,775	13,229	(96,939)	—

Total current liabilities	—	563,523	31,302	49,744	(96,939)	547,630

Long-term debt	—	939,719	9	10,983	—	950,711
Deferred income taxes	—	269,857	587	14,901	—	285,345
Other liabilities	—	14,132	46	484	—	14,662
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	756,338	12,072	—	—	(12,072)	756,338
Accumulated earnings (deficit)	(50,541)	(50,541)	(2,021)	(14,137)	66,699	(50,541)
Accumulated other comprehensive income (loss)	(143)	(143)	—	(344)	487	(143)

Total stockholders’ equity	705,654	242,010	62,914	82,973	(387,897)	705,654

Total liabilities and stockholders’ equity	$705,654	$2,029,241	$94,858	$159,085	$(484,836)	$2,504,002

In thousands	Successor As of December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantor	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,118	$—	$861	$—	$14,979
Accounts receivable, net	—	268,937	1	5	—	268,943
Inventories	—	641,710	—	—	—	641,710
Assets held for sale	—	6,301	—	—	—	6,301
Income tax receivable	—	1,601	—	—	—	1,601
Intercompany receivables	—	—	59,966	—	(59,966)	—
Other current assets	—	23,030	4,941	274	—	28,245

Total current assets	—	955,697	64,908	1,140	(59,966)	961,779

Property and equipment, net	—	99,276	639	15	—	99,930
Goodwill and other intangible assets, net	418,592	762,960	1,852	1,067	—	1,184,471
Investment in subsidiaries	252,214	60,798	—	—	(313,012)	—
Other assets	8,691	47,683	3	6	—	56,383

Total assets	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$467,714	$2,153	$—	$—	$469,867
Accrued expenses	—	45,516	177	—	—	45,693
Current maturities of long-term debt	—	141	17	—	—	158
Intercompany payables	23,678	32,613	—	3,675	(59,966)	—

Total current liabilities	23,678	545,984	2,347	3,675	(59,966)	515,718

Long-term debt	—	835,635	15	—	—	835,650
Deferred income taxes	—	280,088	587	2,081	—	282,756
Other liabilities	—	12,493	127	—	—	12,620
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	—	(345,557)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	691,951	7,724	—	—	(7,724)	691,951
Accumulated earnings (deficit)	(36,195)	(36,195)	(609)	(3,528)	40,332	(36,195)
Accumulated other comprehensive income (loss)	63	63	—	—	(63)	63

Total stockholders’ equity	655,819	252,214	64,326	(3,528)	(313,012)	655,819

Total liabilities and stockholders’ equity	$679,497	$1,926,414	$67,402	$2,228	$(372,978)	$2,302,563

Condensed Consolidating Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Fiscal Year Ended December 29, 2012
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$3,436,420	$8,999	$10,445	$—	$3,455,864
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,866,048	7,528	13,845	—	2,887,421
Selling, general and administrative expenses	—	491,761	3,131	11,516	—	506,408
Transaction expenses	—	4,863	383	—	—	5,246

Operating income (loss)	—	73,748	(2,043)	(14,916)	—	56,789
Other (expense) income:
Interest expense	—	(72,857)	—	(61)	—	(72,918)
Other, net	—	(3,870)	5	(30)	—	(3,895)
Equity earnings of subsidiaries	(14,346)	(12,021)	—	—	26,367	—

Income (loss) from operations before income taxes	(14,346)	(15,000)	(2,038)	(15,007)	26,367	(20,024)
Income tax provision (benefit)	—	(654)	(626)	(4,398)	—	(5,678)

Net income (loss)	$(14,346)	$(14,346)	$(1,412)	$(10,609)	$26,367	$(14,346)

Comprehensive income (loss)	$(14,552)	$(14,552)	$—	$—	$14,552	$(14,552)

	Successor
In thousands	For the Fiscal Year Ended December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$3,052,718	$488	$(2,966)	$—	$3,050,240
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,534,697	282	41	—	2,535,020
Selling, general and administrative expenses	—	430,095	906	6,109	—	437,110
Transaction expenses	—	3,946	—	—	—	3,946

Operating income (loss)	—	83,980	(700)	(9,116)	—	74,164
Other (expense) income:
Interest expense	—	(67,580)	—	—	—	(67,580)
Other, net	—	(2,109)	(1)	—	—	(2,110)
Equity earnings of subsidiaries	117	(255)	—	—	138	—

Income (loss) from operations before income taxes	117	14,036	(701)	(9,116)	138	4,474
Income tax provision (benefit)	—	13,919	(683)	(8,879)	—	4,357

Net income (loss)	$117	$117	$(18)	$(237)	$138	$117

Comprehensive income (loss)	$(41)	$(41)	$—	$—	$41	$(41)

	Successor
In thousands	For the Seven Months Ended January 1, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,526,617	$443	$(1,811)	$—	$1,525,249
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,316,286	387	6	—	1,316,679
Selling, general and administrative expenses	—	223,901	1,014	3,598	—	228,513
Transaction expenses	—	1,315	—	—	—	1,315

Operating income (loss)	—	(14,885)	(958)	(5,415)	—	(21,258)
Other (expense) income:
Interest expense	—	(37,390)	(1)	—	—	(37,391)
Other, net	—	(959)	(11)	12	—	(958)
Equity earnings of subsidiaries	(36,312)	(3,882)	—	—	40,194	—

Income (loss) from operations before income taxes	(36,312)	(57,116)	(970)	(5,403)	40,194	(59,607)
Income tax provision (benefit)	—	(20,804)	(379)	(2,112)	—	(23,295)

Net income (loss)	$(36,312)	$(36,312)	$(591)	$(3,291)	$40,194	$(36,312)

Comprehensive income (loss)	$(36,091)	$(36,091)	$—	$—	$36,091	$(36,091)

	Predecessor
In thousands	For the Five Months Ended May 28, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Net sales	$—	$935,400	$39	$(514)	$—	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	775,671	(2)	9	—	775,678
Selling, general and administrative expenses	5,892	123,483	3,230	2,541	—	135,146
Transaction expenses	—	42,608	—	—	—	42,608

Operating income (loss)	(5,892)	(6,362)	(3,189)	(3,064)	—	(18,507)
Other (expense) income:
Interest expense	(7,588)	(25,081)	—	—	—	(32,669)
Other, net	—	(77)	(67)	17	—	(127)
Equity earnings of subsidiaries	(26,597)	(4,432)	—	—	31,029	—

Income (loss) from operations before income taxes	(40,077)	(35,952)	(3,256)	(3,047)	31,029	(51,303)
Income tax provision (benefit)	(4,001)	(9,355)	(966)	(905)	—	(15,227)

Net income (loss)	$(36,076)	$(26,597)	$(2,290)	$(2,142)	$31,029	$(36,076)

Comprehensive income (loss)	$(34,090)	$(34,090)	$—	$—	$34,090	$(34,090)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor are as follows:

	Successor
In thousands	For the Fiscal Year Ended December 29, 2012
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(60,000)	$69,733	$(474)	$767	$—	$10,026

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(117,324)	646	1,344	—	(115,334)
Purchase of property and equipment	—	(52,388)	—	—	—	(52,388)
Purchase of assets held for sale	—	(3,939)	—	—	—	(3,939)
Proceeds from sale of property and equipment	—	77	19	6	—	102
Proceeds from disposal of assets held for sale	—	3,738	—	—	—	3,738

Net cash provided by (used in) investing activities	—	(169,836)	665	1,350	—	(167,821)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	3,322,159	—	11,483	—	3,333,642
Repayments of revolving credit facility	—	(3,216,797)	—	(501)	—	(3,217,298)
Outstanding checks	—	(1,754)	—	—	—	(1,754)
Payments of other long-term debt	—	(1,823)	(164)	—	—	(1,987)
Equity contribution from TPG	60,000	—	—	—	—	60,000
Payments of deferred financing costs	—	(3,481)	—	(298)	—	(3,779)

Net cash provided by (used in) financing activities	60,000	98,304	(164)	10,684	—	168,824

Effect of exchange rate changes on cash	—	—	—	(57)	—	(57)

Net increase (decrease) in cash and cash equivalents	—	(1,799)	27	12,744	—	10,972
Cash and cash equivalents—beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents—end of period	$—	$12,319	$27	$13,605	$—	$25,951

	Successor
In thousands	For the Fiscal Year Ended December 31, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(91,233)	$(99)	$326	$—	$(91,006)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,694)	—	—	—	(59,694)
Purchase of property and equipment	—	(31,044)	—	—	—	(31,044)
Purchase of assets held for sale	—	(2,975)	(18)	—	—	(2,993)
Proceeds from sale of property and equipment	—	72	7	—	—	79
Proceeds from disposal of assets held for sale	—	1,403	—	—	—	1,403

Net cash provided by (used in) investing activities	—	(92,238)	(11)	—	—	(92,249)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,760,364	—	—	—	2,760,364
Repayments of revolving credit facility	—	(2,577,380)	—	—	—	(2,577,380)
Outstanding checks	—	9,981	—	—	—	9,981
Payments of other long-term debt	—	(800)	(22)	—	—	(822)
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)

Net cash provided by (used in) financing activities	—	186,285	(22)	—	—	186,263

Net increase (decrease) in cash and cash equivalents	—	2,814	(132)	326	—	3,008
Cash and cash equivalents—beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents—end of period	$—	$14,118	$—	$861	$—	$14,979

	Successor
In thousands	For the Seven Months Ended January 1, 2011
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(11,797)	$(11,633)	$(197)	$188	$—	$(23,439)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(11,042)	24	—	—	(11,018)
Purchase of property and equipment	—	(12,381)	—	—	—	(12,381)
Purchase of assets held for sale	—	(718)	—	—	—	(718)
Proceeds from sale of property and equipment	—	74	—	—	—	74
Proceeds from disposal of assets held for sale	—	6,806	—	—	—	6,806

Net cash provided by (used in) investing activities	—	(17,261)	24	—	—	(17,237)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,995,596	—	—	—	1,995,596
Repayments of revolving credit facility	—	(1,997,413)	—	—	—	(1,997,413)
Outstanding checks	—	5,328	—	—	—	5,328
Payments of other long-term debt	—	(6,988)	(28)	—	—	(7,016)
Payments of deferred financing costs	—	(24,958)	—	—	—	(24,958)
Payments for termination of interest rate swap agreements	—	(2,804)	—	—	—	(2,804)
Payment of seller fees on behalf of Buyer	—	(16,792)	—	—	—	(16,792)
8% cumulative preferred stock redemption	—	(30,102)	—	—	—	(30,102)
Payments of predecessor senior notes	—	(340,131)	—	—	—	(340,131)
Equity contribution	11,797	—	—	—	—	11,797
Proceeds from issuance of long-term debt	—	446,900	—	—	—	446,900

Net cash provided by (used in) financing activities	11,797	28,636	(28)	—	—	40,405

Net increase (decrease) in cash and cash equivalents	—	(258)	(201)	188	—	(271)
Cash and cash equivalents—beginning of period	—	11,562	333	347	—	12,242

Cash and cash equivalents—end of period	$—	$11,304	$132	$535	$—	$11,971

	Predecessor
In thousands	For the Five Months Ended May 28, 2010
	Parent	Subsidiary	Subsidiary	Non-Guarantor
	Company	Issuer	Guarantors	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$6,263	$21,901	$(155)	$97	$—	$28,106

Cash flows from investing activities:
Purchase of property and equipment	—	(6,424)	—	—	—	(6,424)
Purchase of assets held for sale	—	(1,498)	—	—	—	(1,498)
Proceeds from sale of property and equipment	—	194	20	—	—	214
Proceeds from disposal of assets held for sale	—	185	—	—	—	185

Net cash (used in) provided by investing activities	—	(7,543)	20	—	—	(7,523)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	828,727	—	—	—	828,727
Repayments of revolving credit facility	—	(822,005)	—	—	—	(822,005)
Outstanding checks	—	(15,369)	—	—	—	(15,369)
Payment of Discount Notes	(6,263)	—	—	—	—	(6,263)
Payments of other long-term debt	—	(715)	(6)	—	—	(721)

Net cash provided by (used in) financing activities	(6,263)	(9,362)	(6)	—	—	(15,631)

Net increase (decrease) in cash and cash equivalents	—	4,996	(141)	97	—	4,952
Cash and cash equivalents—beginning of period	—	6,566	474	250	—	7,290

Cash and cash equivalents—end of period	$—	$11,562	$333	$347	$—	$12,242

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 29, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
William E. Berry	58	President and Chief Executive Officer; Director, Accelerate Parent and Holdings
J. Michael Gaither	60	Executive Vice President, General Counsel and Secretary; Director, Holdings
David L. Dyckman	48	Executive Vice President and Chief Operating Officer; Director, Holdings
Jason T. Yaudes	39	Executive Vice President and Chief Financial Officer
Phillip E. Marrett	62	Executive Vice President, Product Planning and Positioning
James M. Micali	64	Director, Accelerate Parent
Kevin Burns	48	Director, Accelerate Parent
Peter McGoohan	31	Director, Accelerate Parent
W. James Farrell	70	Director, Accelerate Parent
Gary M. Kusin	61	Director, Accelerate Parent
Carl Sewell	69	Director, Accelerate Parent
David Krantz	43	Director, Accelerate Parent

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

David L. Dyckman—Executive Vice President and Chief Operating Officer; Director, Holdings. Mr. Dyckman has served on the Holdings Board since May 2010 and has been our Executive Vice President and Chief Operating Officer since January 2012. He was our Executive Vice President and Chief Financial Officer from January 2006 to January 2012. Prior to joining us, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an MBA from Cornell University. Mr. Dyckman brings to the Holdings Board financial and accounting and strategic planning experience, as well as in-depth knowledge of our business. Mr. Dyckman, effective December 2012, serves on the Board of Directors for PetroChoice Holdings, Inc.

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

James M. Micali—Director, Accelerate Parent. Mr. Micali has served on the Board of Directors of Accelerate Parent since May 2010 and was previously a member of the Holdings Board from February 2009 until his resignation on May 28, 2010. Mr. Micali has been Senior Advisor to, and limited partner of, Azalea Fund III of the private equity firm Azalea Capital LLC since 2008. He served as “Of Counsel” with the law firm Ogletree Deakins LLC in Greenville, SC, from 2008 to 2011. He was Chairman and President of Michelin North America, Inc. from 1996 until his retirement in August 2008 and was a member of Michelin Group’s Executive Council from 2001 to 2008. Prior to that time, he was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996 and General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation and Sonoco Products Company. Mr. Micali holds a bachelor’s degree from Lake Forest College and a JD from Boston College Law School. Through his executive positions, including as Chairman and President of Michelin North America and his work as a lawyer, Mr. Micali brings to the Accelerate Parent Board leadership, industry, legal, risk management, financial and strategic planning experience. Mr. Micali also possesses company board experience.

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

Peter McGoohan—Director, Accelerate Parent. Mr. McGoohan has served on the Board of Directors of Accelerate Parent since January 2013. Mr. McGoohan is a Vice President of TPG Capital. He is focused on the firm’s industrials/manufacturing, energy and financial services investing efforts. Prior to joining TPG Capital in 2007, Mr. McGoohan was an investment banker at Goldman Sachs. Mr. McGoohan received his M.B.A. from the Stanford Graduate School of Business and is a summa cum laude graduate of Vanderbilt University. Mr. McGoohan brings to the Accelerate Parent Board risk management, financial and strategic planning experience.

W. James Farrell—Director, Accelerate Parent. Mr. Farrell has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Farrell retired as Chairman & CEO of Illinois Tool Works Inc. (ITW), based in Glenview, Illinois on May 5, 2006. ITW is a multi-national manufacturer of highly engineered fasteners, components, assemblies and systems. ITW is comprised of approximately 875 decentralized operations in 54 countries with more than 65,000 employees and 2008 Revenues of approximately $16 billion. Mr. Farrell currently serves on the board of directors of Abbott, Allstate Insurance Company, and 3M. Mr. Farrell holds a bachelor’s degree in Electrical Engineering from the University of Detroit. Mr. Farrell brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Farrell also possesses company board experience.

Gary M. Kusin—Director, Accelerate Parent. Mr. Kusin has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Kusin has been a Senior Advisor at TPG Capital since 2006. Mr. Kusin previously served as a President and Chief Executive Officer of FedEx Kinko’s Office and Print Services from 2001 to 2006. Mr. Kusin was responsible for the strategic growth and transformation of Kinko’s and oversaw the ultimate sale to FedEx. Mr. Kusin then assisted FedEx in the transition of Kinko’s into FedEx Kinko’s. During that two year transition Mr. Kusin served on the nine person Strategic Management Committee for FedEx Corporation worldwide. Prior to joining Kinko’s in 2001, Mr. Kusin was chief executive officer of HQ Global Workplaces, the world leader in serviced offices, now a part of Regus. In 1995, Mr. Kusin co-founded Laura Mercier Cosmetics, a makeup line now sold through leading specialty and department stores worldwide, which he sold to Neiman-Marcus in 1998. Prior to co-founding Laura Mercier Cosmetics, starting in 1983, Mr. Kusin was president and co-founder of Babbage’s Inc., the leading consumer software specialty store chain in the United States, which now operates under the name GameStop. Earlier in his career, he was vice president and general merchandise manager for the Sanger-Harris division of Federated Department Stores, today operating as Macy’s. Mr. Kusin currently serves on the board of directors of Petco, Sabre Holdings, Savers and Fleetpride. Mr. Kusin served as a Director of Electronic Arts Inc. from 1995 to 2011 and as a Director of RadioShack Corporation from 2004 to 2005. Mr. Kusin holds a bachelor’s degree from the University of Texas and an MBA from the Harvard Business School. Mr. Kusin brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Kusin also possesses company board experience.

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

David Krantz—Director, Accelerate Parent. Mr. Krantz has served on the Board of Directors of Accelerate Parent since March 2011. He is CEO of YP Holdings LLC. Prior to YP Holdings LLC, Mr. Krantz was President & CEO of AT&T Interactive. In addition to AT&T Interactive, Mr. Krantz has held several other senior leadership positions with AT&T. Prior to joining AT&T, Mr. Krantz held senior leadership positions at GoDigital Networks, a telecommunications equipment company, AOL/Netscape, Pacific Bell, and Sprint. Mr. Krantz holds a bachelor’s degree in Finance and Management from the University of Virginia’s McIntire School of Commerce and earned an MBA from Harvard University.Mr. Krantz brings to the Accelerate Parent Board leadership, industry, financial and strategic planning experience.

Board Composition and Independence

The Holdings Board consists of three directors, all of whom are executive officers of Holdings and so are not independent. The Accelerate Parent Board consists of eight directors. Our Sponsor has the right to nominate, and has nominated, all of the directors that serve on the Accelerate Parent Board. Because of their affiliations with the Sponsor and us, none of the directors of the Accelerate Parent Board other than Mr. Micali, Mr. Farrell, Mr. Sewell and Mr. Krantz are independent.

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

Introduction

All executive compensation and related decisions related to us are made by the Board of Directors of Accelerate Parent, which is the indirect parent of Holdings. The Accelerate Parent Board does not currently have a compensation committee; rather, the Accelerate Parent Board as a whole performs equivalent functions of a compensation committee.

Compensation Discussion and Analysis

Overview

This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2012 by the following individuals, referred to as our named executive officers:

•	William E. Berry, President and Chief Executive Officer;

•	Jason T. Yaudes, Executive Vice President and Chief Financial Officer;

•	J. Michael Gaither, Executive Vice President and General Counsel;

•	David L. Dyckman, Executive Vice President and Chief Operating Officer; and

•	Phillip E. Marrett, Executive Vice President, Product Planning and Positioning.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Objectives

The overall goal of the Accelerate Parent Board in compensating our executive officers is to attract, retain and motivate key executives of superior ability who are critical to our future success. The Accelerate Parent Board believes that both short-term and long-term incentive compensation paid to executive officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that impact stockholder value.

The compensation decisions of the Accelerate Parent Board with respect to executive officer salaries, annual incentives and long-term incentive compensation opportunities are influenced by: (i) our executive’s level of responsibility and function, (ii) our overall performance and profitability and (iii) its assessment of the competitive marketplace. Its philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus and long-term incentives, including stock-based awards.

The Accelerate Parent Board also believe that the best way to directly align the interests of our executives with the interests of our stockholders is to make sure that our executives retain an appropriate level of equity ownership throughout their tenure with us. Our compensation program pursues this objective through our equity-based long-term incentive awards.

These programs are continually evaluated for effectiveness in achieving the stated objectives of the Accelerate Parent Board as well as to reflect the economic environment within which we operate. In this vein, recent events roiling the world’s economies provide a backdrop for the continued review of our compensation strategies. Accordingly, we adjusted shorter term compensation and incentives to help manage through the difficult economic environment while at the same time addressing alternative long-term strategies to reward long-term success and execution. This included freezing all salaries and compensation effective January 4, 2009, the first day of our 2009 fiscal year. The salary freeze continued for fiscal 2010 for our executive officers but was discontinued for fiscal 2011 and 2012.

Overview of Executive Compensation Components

In fiscal 2012, our executive compensation program consisted of several compensation elements, as illustrated in the table below.

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

Provides focus on our performance. • Executive ownership of equity securities of Accelerate Parent. • Retention of the executives.

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

Additional Benefits and Perquisites	Certain executive officers: Three club memberships. Vehicle Allowance	Consistent with offering our executives a competitive compensation program.

Termination Benefits	Termination benefits are agreements with certain officers, including our named executive officers. The agreements provide severance benefits if an officer’s employment is terminated without cause or the officer leaves for good reason, each defined in the agreements.	Termination benefits are designed to retain executives and provide continuity to management.

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

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, the Accelerate Parent Board seeks to provide an overall compensation package that rewards for performance above specified targets. Our executive compensation package consists of salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. To achieve competitive positioning for the annual cash compensation component, the Accelerate Parent Board sets base salaries to be competitive but provide high target annual bonus opportunities. Thus, our compensation is focused less on fixed pay and more on performance-based opportunities, while still remaining competitive overall. Targeted annual cash bonus opportunities are based on, among other things, our budgeted financial goals and other factors, which may fluctuate from year to year.

The Accelerate Parent Board also focuses on the executive’s tenure, individual performance and changes in responsibility as well as our overall annual budget goals. Additionally, it takes factors such as changes in cost of living into account.

Base Salary

Historically, base salary levels have reflected a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The Accelerate Parent Board does not target base salary at any particular percent of total compensation. The Accelerate Parent Board reviews salary levels annually using the factors described above. The Chief Executive Officer and other senior management continue to participate in preparing salary recommendations for presentation to the Accelerate Parent Board.

In fiscal 2012, base pay increases granted to Messrs. Berry, Gaither and Marrett ranged from 7.7% to 25.0% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness. During January 2012, Mr. Yaudes’ salary was increased to $350,000 in connection with his appointment as Chief Financial Officer and Mr. Dyckman’s salary was increased to $550,000 in connection with his appointment as Chief Operating Officer to reflect the increased responsibilities and duties commensurate with their new positions.

Annual Incentive Plan

Our annual incentive plan, which we refer to as the annual incentive plan, provides our executive officers an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals.

As in setting base salaries, the Accelerate Parent Board considers a combination of factors in establishing the annual target bonus opportunities for our named executive officers. Budgeted Adjusted EBITDA is a primary factor, as target bonus opportunities are adjusted annually when we set our budgeted Adjusted EBITDA goals for the year. Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization further adjusted to exclude certain non-cash, non-recurring, cost reduction and other adjustment items permitted in calculating covenant compliance under the indentures governing our senior notes. We do not target annual bonus opportunities at any particular percentage of total compensation.

Once the performance goals have been set and approved, the Accelerate Parent Board then sets a bonus pool for all executives covered by the annual incentive plan, whose size is equal to a designated percentage of Adjusted EBITDA actually achieved by us. No bonus pool is funded if actual performance falls below 90% of the Adjusted EBITDA goal. The pool grows pro-rata for actual performance between 90% and 100% of the Adjusted EBITDA goal. Above 100% of the Adjusted EBITDA goal, the pool grows by approximately 20% of each incremental Adjusted EBITDA dollar. The bonus pool is divided among participants in the annual incentive plan based on each participant’s designated percentage of the bonus pool, which percentages were established by the Accelerate Parent Board.

Payment under the annual incentive plan for fiscal 2012 was based on achievement of performance goals relating to Adjusted EBITDA. We set the Adjusted EBITDA goals for fiscal 2012 bonus opportunities at levels that were intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry. For fiscal 2012, the targeted bonus pool was $9.9 million, subject to adjustment, based upon an Adjusted EBITDA target of $194.6 million.The percentage of the targeted bonus pool designated for each named executive officer for fiscal 2012 was: Mr. Berry, 15.6%; Mr. Dyckman, 7.0%; Messrs. Yaudes, Gaither and Marrett, 5.4% each. For 2012, the targets for the annual incentive plan were not reached. However, given the fact of the Company’s performance in the face of a 2nd year of declining industry performance, the Accelerate Parent Board voted to declare a one-time discretionary bonus to be paid to participants as directed by the board. The bonus authorized was $4.0 million and actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

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

Following the Merger, on August 30, 2010, Accelerate Parent adopted the Accelerate Parent Corp. Management Equity Incentive Plan, which we refer to as the 2010 Plan. The 2010 Plan was amended and restated on October 14, 2010 and further amended on February 15, 2013. The 2010 Plan is designed to promote the interests of Accelerate Parent and its direct and indirect affiliates and stockholders by providing key employees, directors, service providers and consultants incentives to encourage them (i) to continue working for Accelerate Parent and its affiliates; and (ii) to work to improve Accelerate Parent’s growth and profitability.

As amended, the 2010 Plan authorizes Accelerate Parent to issue options to purchase up to 52,100,000 shares of common stock of Accelerate Parent, or Accelerate Common Stock. As of March 4, 2013, Accelerate Parent has granted 50,181,602 options to our key employees and certain directors, including 3.5 million options that were approved for issuance by the Accelerate Parent Board in February 2013. After giving effect to the options that were approved in February 2013, our named executive officers have received the following stock option grants: 9,301,973 options to Mr. Berry, 2,661,398 to Mr. Yaudes, 5,232,360 to Mr. Dyckman, and 4,650,987 to each of Messrs. Gaither and Marrett.

Options granted pursuant to the 2010 Plan may be either (i) time-based or (ii) performance-based. In general, subject to certain exceptions, time-based options vest ratably on each of the first through fifth anniversaries of the grant date until 100% of the time-based options are fully vested and exercisable, provided the participant remains continuously employed by us through each such vesting date. In general, subject to certain exceptions, each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, we have achieved the EBITDA target established for such fiscal year by the terms of the option. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the fiscal year and the first fiscal year following that fiscal year; or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. Similar to the time-based options, the participant must remain employed through the vesting date in order to exercise the performance-based options. Under the 2010 Plan, all options, vested or not, expire on the tenth anniversary of their grant date unless otherwise provided.

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

Compensation Committee Report

The Accelerate Parent Board performs equivalent functions of a compensation committee since the Accelerate Parent Board does not have a compensation committee. The Accelerate Parent Board has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Accelerate Parent Board approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

THE ACCELERATE PARENT BOARD
William E. Berry
James M. Micali
Kevin Burns
Peter McGoohan
W. James Farrell
Gary M. Kusin
Carl Sewell
David Krantz

Summary Compensation Table for Fiscal 2012, 2011 and 2010

The following table summarizes compensation for our named executive officers for fiscal years 2012, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William E. Berry	2012	$750,000	$—	$600,000	$55,533	$1,405,533
President and Chief Executive Officer	2011	600,000	—	1,584,000	57,959	2,241,959
	2010	500,000	3,668,635	2,277,000	12,380,100	18,825,735

Jason T. Yaudes (1)	2012	342,308	758,275	215,000	21,634	1,337,217
Executive Vice President and Chief Financial Officer

J. Michael Gaither	2012	400,000	—	215,000	59,193	674,193
Executive Vice President, General Counsel and Secretary	2011	350,000	—	545,000	56,276	951,276
	2010	290,000	1,834,318	810,900	5,947,889	8,883,107

David L. Dyckman (2)	2012	550,000	—	280,000	27,499	857,499
Executive Vice President and Chief Operating Officer	2011	350,000	—	727,000	28,430	1,105,430
	2010	290,000	2,063,607	810,900	2,302,285	5,466,792

Phillip E. Marrett	2012	350,000	—	215,000	40,295	605,295
Executive Vice President, Product Planning and Positioning	2011	325,000	—	545,000	39,051	909,051
	2010	270,000	1,834,318	810,900	1,316,610	4,231,828

(1)	Jason T. Yaudes was appointed Executive Vice President and Chief Financial Officer effective January 23, 2012. Mr. Yaudes was not a “named executive officer” of the Company during fiscal 2011 and 2010 and therefore his compensation is not required to be reported for those years.
(2)	Effective January 23, 2012, Mr. Dyckman was appointed Executive Vice President and Chief Operating Officer. Prior to January 23, 2012, Mr. Dyckman was our Executive Vice President and Chief Financial Officer.
(3)	Represents the aggregate grant date fair value of option awards granted during fiscal years ended December 29, 2012 and January 1, 2011 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuation, see Note 12 in our Notes to Consolidated Financial Statements.

All Other Compensation from Summary Compensation Table for Fiscal 2012, 2011 and 2010

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

Name	Fiscal Year	Registrant Contributions to Non- Qualified Deferred Compensation Plan	Vehicle Allowance	401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits	Long- term Disability	Payments Related to Merger (1)	Total ($)
William E. Berry	2012	$20,000	$19,200	$5,628	$5,544	$3,612	$994	$555	$—	$55,533
	2011	20,000	19,200	8,250	5,544	3,612	596	757	—	57,959
	2010	20,000	18,400	8,250	5,544	2,108	3,676	605	12,321,517	12,380,100

Jason T. Yaudes	2012	—	14,900	5,423	—	756	—	555	—	21,634

J. Michael Gaither	2012	17,000	16,800	7,776	6,000	3,612	7,450	555	—	59,193
	2011	17,000	16,800	8,250	6,000	3,612	3,757	857	—	56,276
	2010	17,000	16,800	8,250	6,015	3,462	2,295	907	5,893,160	5,947,889

David L. Dyckman	2012	—	14,400	7,238	2,760	1,260	1,286	555	—	27,499
	2011	—	14,400	8,250	2,760	1,260	903	857	—	28,430
	2010	—	14,400	8,250	1,840	795	599	907	2,275,494	2,302,285

Phillip E. Marrett	2012	10,000	14,400	7,714	—	5,544	2,082	555	—	40,295
	2011	10,000	14,400	8,250	—	5,544	—	857	—	39,051
	2010	10,000	14,400	8,100	—	3,309	4,400	907	1,275,494	1,316,610

(1)	As described below under “Payments Received by Directors and Named Executive Officers in Connection with the Merger,” for any vested options under the 2005 Option Plan with an exercise price per share less than $596.65, our named executive officers received an option cancellation payment for each share underlying the vested options equal to the difference between $596.65 and the per-share exercise price. Mr. Dyckman also received a discretionary cash bonus of $1.0 million in connection with the Merger.

Grants of Plan-Based Awards During Fiscal 2012

The following table sets forth certain information regarding the grant of plan-based awards made during fiscal 2012 to the named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Options: Number of Securities Underlying Options (#)(5)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
William E. Berry		$776,100	$1,552,200	$—
Jason T. Yaudes		268,650	537,300	—
	1/23/2012					750,000		750,000	1.14	$758,275
J. Michael Gaither		268,650	537,300	—
David L. Dyckman		348,250	696,500	—
Phillip E. Marrett		268,650	537,300	—

(1)	Represents the minimum payment under the annual incentive plan if the threshold level of 90% of the Adjusted EBITDA target has been achieved during 2012. In fiscal 2012, the threshold level was not achieved but see footnote (2) for discussion of a one-time discretionary bonus approved by the Accelerate Parent Board.
(2)	Represents payments under the annual incentive plan if 100% of plan performance was achieved during fiscal 2012. In fiscal 2012, plan targets were not reached. However, the Accelerate Parent Board approved a one-time discretionary bonus to be paid to participants as directed by the board. Actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	There is no limit to the maximum amount payable under the annual incentive plan.
(4)

Represents the number of performance-based options granted to our named executive officers under the 2010 Plan in fiscal 2012. Each performance-based option granted to our named executive officers vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the option. If EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant must remain employed through the vesting date in order to exercise any performance-based options.
(5)	Represents the number of time-based options granted to our named executive officers under the 2010 Plan in fiscal 2012. Time-based options granted to our named executive officers vest ratably on each of the first through fifth anniversaries of the grant date, provided that the participant remains continuously employed by us through each vesting date.

Outstanding Equity Awards at Fiscal 2012 Year End

The following table provides information concerning unexercised options for our named executive officers as of December 29, 2012, the last day of our 2012 fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
William E. Berry	3,456,000	2,592,000	2,592,000	$1.00	08/30/20
Jason T. Yaudes	388,800	291,600	291,600	1.00	08/30/20
	—	750,000	750,000	1.14	01/23/22
J. Michael Gaither	1,728,000	1,296,000	1,296,000	1.00	08/30/20
David L. Dyckman	1,944,000	1,458,000	1,458,000	1.00	08/30/20
Phillip E. Marrett	1,728,000	1,296,000	1,296,000	1.00	08/30/20

(1)	Represents the number of unexercised time-based options held by our named executive officers as of December 29, 2012. These time-based options, all of which were granted under the 2010 Plan, vest ratably on each of the first through fifth anniversaries of the grant date, provided that the participant remains continuously employed by us through each vesting date.
(2)	Represents the number of unexercised performance-based options held by our named executive officers as of December 29, 2012. All of these performance-based options were granted under the 2010 Plan. Each performance-based option vests ratably on each of the first through fifth anniversaries of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the options. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vest upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant much remain employed through the vesting date in order to exercise any performance-based options.

Nonqualified Deferred Compensation for Fiscal Year 2012

The following table sets forth information regarding our nonqualified deferred compensation plans, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer during the fiscal year ended December 29, 2012, the aggregate contributions made by the Company during the fiscal year ended December 29, 2012, the aggregate earnings accrued during the fiscal year ended

December 29, 2012, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended December 29, 2012 and the balance of account as of December 29, 2012.

Name	Executive Contributions in 2012 ($) (1)	Registrant Contributions in 2012 ($) (2)	Aggregate Earnings in 2012 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 29, 2012 ($) (4)
William E. Berry	$28,769	$20,000	$31,183	$—	$384,658
Jason T. Yaudes	60,740	—	13,045	—	136,777
J. Michael Gaither	—	17,000	(1,911)	—	315,104
David L. Dyckman	—	—	—	—	—
Phillip E. Marrett	—	10,000	2,856	—	72,851

(1)	Amounts in this column are included in the amounts reported as “Salary” or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2012 for each of the named executive officers.
(2)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(3)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments elected by each participant in the plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(4)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
William E. Berry	2012	$48,769
	2011	43,077
	2010	43,490

Jason T. Yaudes	2012	60,740

J. Michael Gaither	2012	17,000
	2011	17,577
	2010	19,490

David L. Dyckman	2012	—
	2011	—
	2010	—

Phillip E. Marrett	2012	10,000
	2011	10,000
	2010	12,490

Potential Payments upon Termination

Employment Agreements

We currently have employment agreements with each of Messrs. Berry, Yaudes, Gaither, Dyckman and Marrett. The employment agreements provide for the payment of an annual base salary and bonus opportunities, as well as participation by each of them in the benefit plans and programs generally maintained by us for senior executives from time to time.

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

•

Mr. Yaudes is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

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

Payment Summary

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons. The table does not include nonqualified deferred compensation for which the named executive officers are fully vested or payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance. The amounts shown assume termination of employment or a change in control as of December 29, 2012, the last day of our 2012 fiscal year.

Name	Payments upon Termination	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Death or Disability (1)	Change in Control (2)
William E. Berry	Severance and Noncompetition Agreement	$2,100,000	$—	$—	$—
	Bonus	600,000	600,000	600,000	—
	Health Benefits	70,026	—	—	—

	Total	$2,770,026	$600,000	$600,000	$—

Jason T. Yaudes	Severance and Noncompetition Agreement	$350,000	$—	$—	$—
	Bonus	215,000	215,000	215,000	—
	Health Benefits	10,004	—	—	—

	Total	$575,004	$215,000	$215,000	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$1,000,000	$—	$—	$—
	Bonus	215,000	215,000	215,000	—
	Health Benefits	13,137	—	—	—

	Total	$1,228,137	$215,000	$215,000	$—

David L. Dyckman	Severance and Noncompetition Agreement	$800,001	$—	$—	$—
	Bonus	280,000	280,000	280,000	—
	Health Benefits	10,004	—	—	—

	Total	$1,090,005	$280,000	$280,000	$—

Phillip E. Marrett	Severance and Noncompetition Agreement	$585,000	$—	$—	$—
	Bonus	215,000	215,000	215,000	—
	Health Benefits	7,258	—	—	—

	Total	$807,258	$215,000	$215,000	$—

(1)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. These payments are generally available to all employees and are therefore not included in the above table.
(2)	We do not provide our named executive officers with change in control benefits. If a named executive officer was terminated following a change in control, such officer would receive payments pursuant to the employment and severance agreements described above.

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

The following table sets forth the compensation paid to the Outside Directors in fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
James Farrell	$150,000	$50,000	$200,000
Gary Kusin	150,000	50,000	200,000
James M. Micali	150,000	50,000	200,000
Carl Sewell	150,000	50,000	200,000
David Krantz	150,000	50,000	200,000

(1)	Represents the aggregate grant date fair value for restricted stock granted during fiscal 2012 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the restricted stock was based on the stock price of Accelerate Common Stock on the grant date of $1.14 per share.

Payments Received by Directors and Named Executive Officers in Connection with the Merger

None of our directors and none of our named executive officers other than Mr. Marrett held any shares in Holdings at the time of the Merger. Mr. Marrett held 2,364 shares of Holding’s Series A common stock at the time of the Merger. Under the terms of the Merger Agreement, in consideration for those shares, he received $596.65 per share, which we refer to as the per share merger consideration, or $1,412,873.19 in the aggregate.

In connection with the Merger, holders of vested options under the 2005 Plan with an exercise price less than the per share merger consideration received an option cancellation payment equal to the difference between the per share merger consideration and the exercise price of the cancelled option. Our named executive officers received aggregate option cancellation payments as follows: (i) $12,321,516.67 for Mr. Berry, (ii) $5,893,159.71 for Mr. Gaither, (iii) $1,275,493.59 for Mr. Dyckman and (iv) $1,275,493.59 for Mr. Marrett. Mr. Dyckman also received a discretionary cash bonus of $1.0 million in connection with the Merger.

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

The following table sets forth information with respect to the ownership as of March 1, 2013 for (a) each person known by us to own beneficially more than a 5% equity interest in Accelerate Parent, (b) each member of our board of directors, (c) each member of Accelerate Parent’s board of directors, (d) each of our named executive officers, and (e) all of the named executive officers and directors as a group. We have 1,000 shares of common stock outstanding, all of which are owned indirectly by Accelerate Parent. Share amounts indicated below reflect beneficial ownership, through Accelerate Parent, by such entities or individuals of these 1,000 shares of American Tire Distributors Holdings, Inc.

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

	Shares of Common Stock Beneficially Owned
	Number	Percent
5% Stockholders
TPG Capital (1)	950.50	95.050%
Executive Officers and Directors
William E. Berry (2)	3.57	*
Jason T. Yaudes (3)	*	*
J. Michael Gaither (4)	*	*
David L. Dyckman (5)	*	*
Phillip E. Marrett (6)	*	*
W. James Farrell (7)	1.49	*
Gary Kusin (8)	*	*
James Micali (9)	*	*
Carl Sewell (10)	*	*
David Krantz (11)	*	*
Kevin Burns (12)	950.50	95.050%
Peter McGoohan (12)	950.50	95.050%
All directors and executive officers as a group (12 persons)	960.17	96.017%

*	Represents less than one percent or one share, as applicable.
(1)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 349,137,687 shares of Accelerate Parent held by TPG Accelerate VI, LP and (ii) 349,137,687 shares of Accelerate Parent held by TPG Accelerate V, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by William E. Berry reflect (i) 1,833,790 shares of Accelerate Parent held directly by Mr. Berry, (ii) 392,955 shares of Accelerate Parent held by the Trust FBO Meredith Elaine Berry U/A, a trust established for the benefit of Mr. Berry’s minor daughter, and (iii) 392,955 shares of Accelerate Parent held by the Trust FBO Michael Dolan Berry U/A, a trust established for the benefit of Mr. Berry’s minor son. Mr. Berry’s wife, Marianne Dolan Berry, is the trustee of each trust and has sole investment and dispositive power over the shares held by the trusts. Mr. Berry disclaims beneficial ownership of such shares.
(3)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Jason T. Yaudes reflect his ownership of 57,500 shares of Accelerate Parent.
(4)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by J. Michael Gaither reflect his ownership of 632,500 shares of Accelerate Parent.
(5)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David L. Dyckman reflect his ownership of 496,800 shares of Accelerate Parent.
(6)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Phillip E. Marrett reflect his ownership of 572,700 shares of Accelerate Parent.
(7)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by W. James Farrell reflect his ownership of 1,000,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(8)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Gary Kusin reflect his ownership of 500,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.

(9)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by James Micali reflect his ownership of 250,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(10)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Carl Sewell reflect his ownership of 500,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(11)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David Krantz reflect his ownership 93,860 shares of restricted stock of Accelerate Parent.
(12)	Includes all shares held by TPG Accelerate V, LP and TPG Accelerate VI, LP. Each of Kevin Burns and Peter McGoohan may be deemed to be a beneficial owner of these interest due to his status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Messrs. Burns and McGoohan is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	46,681,600	$1.01	1,880,400
Equity compensation plans not approved by shareholders	—	—	—

Total	46,681,600	$1.01	1,880,400

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Note 16 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2012 and as of December 29, 2012, none of our directors meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms’ length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2012 and 2011.

In thousands	2012	2011
Audit Fees (a)	$615	$585
Audit-Related Fees (b)	104	58
Tax Fees (c)	149	—

Total	$868	$643

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits, issuance of consents, comfort letters and assistance with, and review of, documents filed with the SEC.
(b)	Audit-related fees include payment for services in connection with our acquisitions as well as consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the review of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011for the Successor

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and the five months ended May 28, 2010 for the Predecessor

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 for the Predecessor

•	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012 and December 31, 2011 and the seven months ended January 1, 2011 for the Successor and for the five months ended May 28, 2010 for the Predecessor

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years ended December 29, 2012 and December 31, 2011 and Seven Months Ended January 1, 2011 for the Successor and the Five Months Ended May 28, 2010 for the Predecessor

		Additions
In thousands	Balance Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Currency Translation	Balance End of Year
Successor 2012
Allowance for doubtful accounts	$696	$1,996		$—		$(1,740	)(1)	$(2)	$950
Acquisition exit cost reserves (2)	3,865	528		—		(2,549)		(5)	1,839
Inventory reserves	514	419	(4)	—		(502)		(21)	410
Sales returns and allowances	1,982	2,224		—		(2,036)		(3)	2,167
Valuation allowance on deferred tax assets	840	—		—		(396)		—	444
Successor 2011
Allowance for doubtful accounts	$340	$1,911		$—		$(1,555	)(1)	$—	$696
Acquisition exit cost reserves (2)	6,975	(498)		—		(2,612)		—	3,865
Inventory reserves	192	480	(4)	—		(158)		—	514
Sales returns and allowances	29	2,996		—		(1,043)		—	1,982
Valuation allowance on deferred tax assets	596	244		—		—		—	840
Successor Seven Months ended January 1, 2011
Allowance for doubtful accounts	$—	$1,762		$—		$(1,422	)(1)	$—	$340
Acquisition exit cost reserves (2)	6,820	257		2,273	(3)	(2,375)		—	6,975
Inventory reserves	—	192	(4)	—		—		—	192
Sales returns and allowances	—	(35)		—		64		—	29
Valuation allowance on deferred tax assets	999	—		—		(403)		—	596
Predecessor Five Months Ended May 28, 2010
Allowance for doubtful accounts	$2,280	$608		$—		$(1,428	)(1)	$—	$1,460
Acquisition exit cost reserves (2)	8,704	(109)		—		(1,775)		—	6,820
Inventory reserves	1,001	111	(4)	—		—		—	1,112
Sales returns and allowances	1,255	732		—		(882)		—	1,105
Valuation allowance on deferred tax assets	1,558	—		—		(559)		—	999

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(3)	Represents the fair value of closed facilities costs recorded in connection with acquisitions.
(4)	Amounts represent net changes in reserve levels for additionally calculated requirements or reductions resulting from sale of or scrapping of obsolete inventories.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of April 20, 2010, by and among American Tire Distributors Holdings, Inc., Accelerate Holdings Corp., Accelerate Acquisition Corp. and Investcorp International, Inc., in its capacity as a representative of the stockholders, optionholders and warrantholders of American Tire Distributors Holdings, Inc. (incorporated by reference to exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed April 23, 2010).

3.1	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.2	Amended and Restated Bylaws of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.3	Second Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.5	Articles of Incorporation of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.6	Bylaws of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A filed January 24, 2011).

4.1	Senior Secured Notes Indenture, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 9.750% Senior Secured Notes due 2017 (incorporated by reference to exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.2	Senior Subordinated Notes Indenture, dated as of May 28, 2010 among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to exhibit 4.2 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.3	Form of 9.750% Senior Secured Notes due 2017 (included in Exhibit 4.1).

4.4	Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.5	Lien Subordination and Intercreditor Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Bank of America, N.A. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.6	Intercreditor and Collateral Agency Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.7	Form of 11.50% Senior Subordinated Notes due 2018 (included in Exhibit 4.2).

4.8	Registration Rights Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and Banc of America Securities LLC, Barclays Capital Inc., RBC Capital Markets Corporation and UBS Securities LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.1	Sixth Amended and Restated Credit Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender. *

10.2	Amended and Restated Pledge and Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.3	Second Amended and Restated Pledge and Security Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., American Tire Distributors Holdings, Inc., Tire Wholesalers, Inc., Firestone of Denham Springs, Inc., d/b/a Consolidated Tire and Oil, ATD Acquisition Co. IV. and Bank of America, N.A. *

10.4	Canadian Pledge and Security Agreement, dated as of November 30, 2012, among ATD Acquisition Co. V Inc., Triwest Trading (Canada) Ltd. and Bank of America, N.A. *

10.5	Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.6	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.7	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for certain employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.8	Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.9	Form of Restricted Stock Grant Agreement under the 2010 Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.10	Transaction and Monitoring Fee Letter Agreement, dated as of May 28, 2010, between American Tire Distributors, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.11	Indemnification Agreement, dated as of May 28, 2010, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Tire Pros Francorp and TPG Capital, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.12	Accelerate Parent Corp. Management Stockholders’ Agreement, dated as of June 15, 2010, among Accelerate Parent Corp., TPG Partners V, L.P. and TPG Partners VI, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.13	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.14	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.15	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.16	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.17	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report Form 10-K filed March 31, 2006).

10.18	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.19	Second Amendment to Executive Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 18, 2009).

10.20	Separation Agreement and General Release, dated as of May 21, 2010, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.21	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009).

10.22	Employment Agreement, dated as of January 23, 2012, between American Tire Distributors, Inc. and Jason T. Yaudes (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 23, 2012).

12.1	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.*

21.1	Chart of the subsidiaries of American Tire Distributors Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 11, 2013.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/S/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2013.

Signature	Title	Date

/S/ WILLIAM E. BERRY William E. Berry	Director, President and Chief Executive Officer (Principle Executive Officer)	March 11, 2013

/S/ JASON T. YAUDES Jason T. Yaudes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013

/S/ DAVID L. DYCKMAN David L. Dyckman	Director, Executive Vice President and Chief Operating Officer	March 11, 2013

/S/ J. MICHAEL GAITHER J. Michael Gaither	Director, Executive Vice President, General Counsel and Secretary	March 11, 2013