Form 10-Q
period 2013-03-31
American Tire Distributors Holdings, Inc.
filed 2013-05-10
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Number of common shares outstanding at May 3, 2013: 1,000

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2012, particularly under the caption “Risk Factors”. We undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Form 10-Q, except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. These risks are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.atd-us.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.atd-us.com, we do not incorporate such website or its contents into this Quarterly Report on Form 10-Q.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,083	$25,951
Accounts receivable, net	299,384	301,303
Inventories	718,168	721,672
Income tax receivable	369	369
Deferred income taxes	16,323	16,458
Assets held for sale	7,201	7,151
Other current assets	15,505	20,695

Total current assets	1,072,033	1,093,599

Property and equipment, net	134,870	129,882
Goodwill	485,566	483,143
Other intangible assets, net	724,405	738,698
Other assets	53,983	58,680

Total assets	$2,470,857	$2,504,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472,769	$502,221
Accrued expenses	51,296	44,916
Current maturities of long-term debt	513	493

Total current liabilities	524,578	547,630

Long-term debt	963,749	950,711
Deferred income taxes	279,398	285,345
Other liabilities	14,845	14,662
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	757,006	756,338
Accumulated earnings (deficit)	(66,832)	(50,541)
Accumulated other comprehensive income (loss)	(1,887)	(143)

Total stockholders’ equity	688,287	705,654

Total liabilities and stockholders’ equity	$2,470,857	$2,504,002

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Net sales	$839,978	$794,132
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	708,156	669,311
Selling, general and administrative expenses	136,504	119,319
Transaction expenses	1,023	586

Operating income (loss)	(5,705)	4,916
Other income (expense):
Interest expense	(17,240)	(16,752)
Other, net	(973)	(702)

Income (loss) from operations before income taxes	(23,918)	(12,538)
Income tax provision (benefit)	(7,627)	(5,461)

Net income (loss)	$(16,291)	$(7,077)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	67	110
Foreign currency translation	(1,811)	—

Other comprehensive income (loss)	(1,744)	110

Comprehensive income (loss)	$(18,035)	$(6,967)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income
In thousands, except share amounts		Shares	Amount
Balance, December 29, 2012	$705,654	1,000	$—	$756,338	$(50,541)	$(143)
Net income (loss)	(16,291)	—	—	—	(16,291)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	67	—	—	—	—	67
Foreign currency translation	(1,811)	—	—	—	—	(1,811)
Stock-based compensation expense	668	—	—	668	—	—

Balance, March 30, 2013	$688,287	1,000	$—	$757,006	$(66,832)	$(1,887)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(16,291)	$(7,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,031	21,054
Amortization of other assets	1,033	1,217
Benefit for deferred income taxes	(5,577)	(5,575)
Inventory step-up amortization	2,194	—
Provision for doubtful accounts	528	372
Stock-based compensation	668	557
Other, net	(177)	633
Change in operating assets and liabilities:
Accounts receivable	966	(10,957)
Inventories	3,529	(21,332)
Income tax receivable	—	1,133
Other current assets	5,190	99
Accounts payable and accrued expenses	(14,440)	33,859
Other, net	(522)	(451)

Net cash provided by operating activities	2,132	13,532

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,225)	—
Purchase of property and equipment	(11,873)	(12,350)
Purchase of assets held for sale	(612)	(837)
Proceeds from sale of property and equipment	13	29
Proceeds from sale of assets held for sale	—	342

Net cash provided by (used in) investing activities	(16,697)	(12,816)

Cash flows from financing activities:
Borrowings from revolving credit facility	719,993	695,063
Repayments of revolving credit facility	(706,949)	(700,928)
Outstanding checks	(8,677)	3,024
Payments of deferred financing costs	(69)	—
Payments of other long-term debt	(88)	(1,478)

Net cash provided by (used in) financing activities	4,210	(4,319)

Effect of exchange rate changes on cash	(513)	—
Net increase (decrease) in cash and cash equivalents	(10,868)	(3,603)
Cash and cash equivalents—beginning of period	25,951	14,979

Cash and cash equivalents—end of period	$15,083	$11,376

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,733	$3,701
Cash payments (receipts) for taxes, net	$1,239	$(171)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business:

American Tire Distributors Holdings, Inc. (“Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. ATDI is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools. Its customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. ATDI serves a majority of the contiguous United States, as well as Canada, through one operating and reportable segment. Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries.

2.	Basis of Presentation:

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the American Tire Distributors Holdings, Inc. Annual Report on Form 10-K for the year ended December 29, 2012. Certain changes in classification of amounts reported in prior years have been made to conform with the 2013 classification.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 30, 2013 and March 31, 2012 each contain operating results for 13 weeks. It should be noted that the Company and its recently acquired TriCan Tire Distributors (“TriCan”) subsidiary have different year-end and quarter-end reporting dates. TriCan has a calendar year-end and quarterly reporting date. The impact from this difference on the consolidated financial statements is not material.

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

3.	Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on December 30, 2012 the first day of the Company’s 2013 fiscal year; however the Company performs its annual impairment test in the fourth quarter and does not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which amended the guidance for reporting reclassifications out of accumulated other comprehensive income. The amended guidance will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is entirely reclassified to net income, as required by U.S. GAAP. For other amounts, that are not required by U.S. GAAP to be entirely reclassified to net income, an entity is required to cross-reference other disclosures that will provide additional detail concerning these amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on December 30, 2012 and its adoption did not have an effect on the Company’s consolidated financial statements.

4.	Acquisitions:

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

In thousands
Cash	$1,344
Accounts receivable	35,072
Inventory	45,445
Other current assets	495
Property and equipment	1,191
Intangible assets	49,940
Other assets	755

Total assets acquired	134,242
Debt	—
Accounts payable	37,102
Accrued and other liabilities	14,609
Deferred income taxes	13,003
Other liabilities	475

Total liabilities assumed	65,189
Net assets acquired	69,053
Goodwill	28,401

Purchase price	$97,454

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $28.4 million.

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	17 years	$44,621
Tradenames	7 years	4,958
Favorable leases	6 years	361

Total		$49,940

The following is unaudited pro forma supplementary data for the quarter ended March 31, 2012 to give effect to the TriCan acquisition as if it had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the TriCan acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

Pro Forma
In thousands	Quarter Ended March 31, 2012
Net sales	$821,879
Net income (loss)	(7,116)

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

The acquisition of CTO was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $15.9 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $9.4 million. The premium in the purchase price paid for the acquisition of CTO reflects the anticipated realization of operational and cost synergies. As of the balance sheet date, the purchase price allocation is final except for the resolution of the post-closing purchase price adjustment and tax matters, both of which the Company anticipates finalizing during the second quarter 2013.

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

As a result of the TriCan acquisition, the carrying value of the acquired inventory was increased by $6.3 million to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying consolidated statement of comprehensive income (loss) for the quarter ended March 30, 2013 was $2.2 million.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At March 30, 2013, assets held for sale totaled $7.2 million, of which $1.5 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. During the first quarter of 2013, the Company determined that the carrying value of the facility exceeded its fair value due to the current market conditions. As a result, the Company recorded a $0.5 million adjustment related to the fair value of this facility. As of March 30, 2013 the fair value of the facility was $4.0 million. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value.

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. At March 30, 2013, the carrying value of the facility was $1.7 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	Holdings
Balance, December 29, 2012	$483,143
Purchase accounting adjustments	1,357
Acquisitions	1,605
Currency Translatation	(539)

Balance, March 30, 2013	$485,566

At March 30, 2013, the Company has recorded goodwill of $485.6 million, of which approximately $26.5 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $430.3 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

In addition to the TriCan acquisition, in February 2013 the Company acquired the inventory and accounts receivable of a small Canadian distributor. The purchase price was allocated to the assets acquired based on their estimated fair market value and this resulted in an increase to goodwill of $1.6 million.

On November 30, 2012, ATDI and Canada Acquisition entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of TriCan. The acquisition was completed on November 30, 2012 and was funded through the Company’s ABL Facility. The preliminary purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $28.4 million as goodwill. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at March 30, 2013 and December 29, 2012:

In thousands	March 30, 2013	December 29, 2012
Customer list	$632,435	$632,589
Noncompete agreement	11,399	7,898
Favorable leases	352	360
Tradenames	8,944	9,043

Total gross finite-lived intangible assets	653,130	649,890
Accumulated amortization	(178,618)	(161,085)

Total net finite-lived intangible assets	474,512	488,805
Tradenames (indefinite-lived)	249,893	249,893

Total	$724,405	$738,698

As part of the preliminary purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of seventeen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. As part of the purchase price allocation of CTO, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years. See Note 4 for additional information.

Intangible asset amortization expense was $17.5 million and $16.0 million for the quarters ended March 30, 2013 and March 31, 2012 respectively. Estimated amortization expense on existing intangible assets is expected to approximate $53.1 million for the remaining nine months of 2013 and approximately $65.3 million in 2014, $56.2 million in 2015, $47.4 million in 2016 and $41.6 million in 2017.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at March 30, 2013 and at December 29, 2012:

In thousands	March 30, 2013	December 29, 2012
ABL Facility	$480,836	$478,616
Canadian ABL Facility	21,807	10,976
Senior Secured Notes	247,903	247,802
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,407	12,469
Other	1,309	1,341

Total debt	964,262	951,204
Less—Current maturities	(513)	(493)

Long-term debt	$963,749	$950,711

The fair value of the Company’s long-term senior notes was $478.1 million at March 30, 2013 and $477.0 million at December 29, 2012. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

ABL Facility

See Note 15 regarding recent amendment to the Sixth Amended and Restated Credit Agreement.

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

At March 30, 2013, the Company had $480.8 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $135.4 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at March 30, 2013 was $21.8 million, leaving $15.4 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of March 30, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 30, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 30, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of March 30, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of March 30, 2013, the Company’s additional borrowing availability under the combined ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At March 30, 2013, the outstanding balance of the financing obligation was $12.4 million.

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

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February 2012. The remaining swap covered an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and expired in February 2013. The counterparty to each swap is a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract are recognized in the condensed consolidated statement of comprehensive income (loss).

The following table presents the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of March 30, 2013 and December 29, 2012:

		Liability Derivatives
In thousands	Balance Sheet Location	March 30, 2013	December 29, 2012
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Accrued expenses	$—	$149
3Q 2011 swaps—$100 million notional	Accrued expenses	1,158	1,314
3Q 2012 swaps—$100 million notional	Accrued expenses	619	750

Total		$1,777	$2,213

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Derivatives not designated as hedges:
1Q 2011 swap—$50 million notional	Interest Expense	$(149)	$14
1Q 2011 swap—$25 million notional	Interest Expense	—	(12)
3Q 2011 swaps—$100 million notional	Interest Expense	(156)	214
3Q 2012 swaps—$100 million notional	Interest Expense	(131)	—

Total		$(436)	$216

11.	Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 Inputs — Inputs based on quoted prices in active markets for identical assets or liabilities.

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of March 30, 2013:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,990	$2,990	$—	$—

Total	$2,990	$2,990	$—	$—
Liabilities:
Derivative instruments	$1,777	$—	$1,777	$—

Total	$1,777	$—	$1,777	$—

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

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 30, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.

As discussed in Note 6, the Company determined that the carrying value of a facility acquired from Am-Pac in 2008, and which is currently held for sale, exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.5 million adjustment during the first quarter of 2013 related to the fair value of this facility. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value. As of March 30, 2013 the fair value of the facility was $4.0 million and was based upon quoted market prices from a broker for similar facilities (Level 2).

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on February 15, 2013 by the board of directors of the Company’s indirect parent, Accelerate Parent Corp., to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan, from 48.6 million to 52.1 million. In addition to the increase in the maximum number of shares, on February 15, 2013 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 3.5 million shares of common stock, have an exercise price of $1.20 per share, and vest over a three to five-year vesting period. As of March 30, 2013, the Company has 1.9 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 29, 2012	46,681,600	$1.01
Granted	3,500,002	1.20
Exercised	—	—
Cancelled	—	—

Outstanding—March 30, 2013	50,181,602	$1.02

Exercisable—March 30, 2013	17,728,270	$1.00

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at March 30, 2013 was 7.7 years and 7.5 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At March 30, 2013, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $9.6 million and the weighted-average period over which this expense will be recognized is 2.1 years.

The weighted average fair value of stock options granted during the quarter ended March 30, 2013 and March 31, 2012 was $0.54 and $0.50, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Risk-free interest rate	1.38%	1.48%
Dividend yield	—	—
Expected life	6.0 years	6.5 years
Volatility	45.39%	42.81%

As the Company does not have sufficient historical volatility data for the Company’s own common stock, the stock price volatility utilized in the fair value calculation is based on the Company’s peer group in the industry in which it does business. The risk-free interest rate is based on the yield-curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Because the Company does not have relevant data available regarding the expected life of the award, the expected life is derived from the Simplified Method as allowed under SAB Topic 14.

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at March 30, 2013 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the three months ended March 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 29, 2012	269,298	$1.11
Granted	—	—
Vested	(159,649)	1.10
Cancelled	—	—

Outstanding and unvested at March 30, 2013	109,649	$1.14

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At March 30, 2013 unrecognized compensation expense related to non-vested RSUs granted under the 2010 RSU Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 0.8 years.

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

In thousands	Quarter Ended March 30 2013	Quarter Ended March 31, 2012
Stock Options	$626	$526
Restricted Stock Units	42	31

Total	$668	$557

13.	Income Taxes:

The tax provision for the three months ended March 30, 2013, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the quarter ended March 30, 2013, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the quarter ended March 30, 2013, the Company had an income tax benefit of $7.6 million, consisting of a $6.4 million U.S. tax benefit and a $1.2 million foreign tax benefit, and an effective tax benefit rate of 31.9%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower from the statutory U.S. federal rate and the impact of several non-deductible tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

At March 30, 2013, the Company has a net deferred tax liability of $263.1 million, of which, $16.3 million was recorded as a current deferred tax asset and $279.4 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

At March 30, 2013, the Company had unrecognized tax benefits of $1.9 million, of which $0.6 million is included within accrued expenses and $1.3 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.5 million as of March 30, 2013. In addition, $0.4 million related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008 – 2012 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of March 30, 2013, the Company’s total obligations are $2.6 million extending over six years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $2.4 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsequent Events:

Acquisition

On April 30, 2013, the Company completed the previously announced acquisition of Regional Tire Holdings, Inc. (RTD) (“the Acquisition”), pursuant to the Share Purchase Agreement dated as of March 22, 2013, among TriCan, ATDI and RTD (the “Acquisition Agreement”). RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The purchase price of $62.5 million was paid by the Company at the closing in cash and was funded by borrowings under the Company’s Sixth Amended and Restated Credit Agreement, as amended as described below. As of the date of these financial statements, the information is not yet available to perform the preliminary purchase price allocation and prepare the supplemental pro forma disclosures. The disclosures and supplemental pro forma information required by ASC 805 – Business Combinations will be made when the information becomes available.

Amendment of Sixth Amended and Restated Credit Agreement

In connection with the Acquisition, on March 22, 2013, Holdings entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (“First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million to be used to fund the acquisition and, to the extent not so used, for general corporate purposes, subject to a borrowing base specific thereto, and (2)

increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the acquisition of RTD on or before May 31, 2013. The acquisition of RTD occurred, and the First Amendment became effective, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility. Immediately following the closing of the acquisition of RTD, $50.1 million was drawn on the FILO Facility.

16.	Subsidiary Guarantor Financial Information:

ATDI is the issuer of $250.0 million in aggregate principal amount of Senior Secured Notes and $200.0 million in aggregate principal amount of Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes (collectively, the “Notes”) are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac and Tire Wholesalers, Inc. (“Tire Wholesalers”). ATDI is a direct wholly-owned subsidiary of Holdings and Am-Pac and Tire Wholesalers are indirect wholly-owned subsidiaries of Holdings. None of our other subsidiaries guarantees the Notes. The guarantees provided by Holdings, Am-Pac and Tire Wholesalers can be released in certain customary circumstances.

In accordance with Rule 3-10 of Regulation S-X, the following presents condensed consolidating financial information for:

•	Holdings, under the column heading “Parent Company”;

•	ATDI, under the column heading “Subsidiary Issuer”;

•	Am-Pac and Tire Wholesalers, on a combined basis, under the column heading “Guarantor Subsidiaries”; and

•	Our other subsidiaries, on a combined basis, under the column heading “Non-Guarantor Subsidiaries”;

•	Consolidating entries and eliminations, under the column heading “Eliminations”; and

•	Holdings, ATDI and their subsidiaries on a consolidated basis, under the column heading “Consolidated.”

At the beginning of 2013, we merged a subsidiary that previously guaranteed the Notes, Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil, into ATDI.

	As of March 30, 2013
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,070	$—	$3,013	$—	$15,083
Accounts receivable, net	—	285,495	1	13,888	—	299,384
Inventories	—	665,579	—	52,589	—	718,168
Assets held for sale	—	7,201	—	—	—	7,201
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,322	—	60,513	—	(96,835)	—
Other current assets	—	22,943	4,899	3,986	—	31,828

Total current assets	36,322	993,657	65,413	73,476	(96,835)	1,072,033

Property and equipment, net	—	132,719	422	1,729	—	134,870
Goodwill and other intangible assets, net	418,592	709,059	1,589	80,731	—	1,209,971
Investment in subsidiaries	224,643	139,970	—	—	(364,613)	—
Other assets	8,730	44,672	308	273	—	53,983

Total assets	$688,287	$2,020,077	$67,732	$156,209	$(461,448)	$2,470,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$449,356	$2,255	$21,158	$—	$472,769
Accrued expenses	—	46,867	108	4,321	—	51,296
Current maturities of long-term debt	—	507	6	—	—	513
Intercompany payables	—	77,726	1,244	17,865	(96,835)	—

Total current liabilities	—	574,456	3,613	43,344	(96,835)	524,578

Long-term debt	—	941,934	8	21,807	—	963,749
Deferred income taxes	—	264,727	587	14,084	—	279,398
Other liabilities	—	14,317	40	488	—	14,845
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	757,006	12,740	—	—	(12,740)	757,006
Accumulated deficit	(66,832)	(66,832)	(1,451)	(18,813)	87,096	(66,832)
Accumulated other comprehensive income (loss)	(1,887)	(1,887)	—	(2,155)	4,042	(1,887)

Total stockholders’ equity	688,287	224,643	63,484	76,486	(364,613)	688,287

Total liabilities and stockholders’ equity	$688,287	$2,020,077	$67,732	$156,209	$(461,448)	$2,470,857

	As of December 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,346	$—	$13,605	$—	$25,951
Accounts receivable, net	—	278,557	38	22,708	—	301,303
Inventories	—	682,159	—	39,513	—	721,672
Assets held for sale	—	7,151	—	—	—	7,151
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,616	—	(96,939)	—
Other current assets	—	28,299	4,899	3,955	—	37,153

Total current assets	36,323	1,008,881	65,553	79,781	(96,939)	1,093,599

Property and equipment, net	—	128,259	455	1,168	—	129,882
Goodwill and other intangible assets, net	418,592	724,681	1,636	76,932	—	1,221,841
Investment in subsidiaries	242,010	146,615	—	—	(388,625)	—
Other assets	8,729	48,430	317	1,204	—	58,680

Total assets	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$469,717	$2,255	$30,249	$—	$502,221
Accrued expenses	—	38,524	126	6,266	—	44,916
Current maturities of long-term debt	—	487	6	—	—	493
Intercompany payables	—	82,420	1,290	13,229	(96,939)	—

Total current liabilities	—	591,148	3,677	49,744	(96,939)	547,630

Long-term debt	—	939,719	9	10,983	—	950,711
Deferred income taxes	—	269,857	587	14,901	—	285,345
Other liabilities	—	14,132	46	484	—	14,662
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	756,338	12,072	—	—	(12,072)	756,338
Accumulated earnings (deficit)	(50,541)	(50,541)	(1,293)	(14,137)	65,971	(50,541)
Accumulated other comprehensive income (loss)	(143)	(143)	—	(344)	487	(143)

Total stockholders’ equity	705,654	242,010	63,642	82,973	(388,625)	705,654

Total liabilities and stockholders’ equity	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Condensed consolidating statements of comprehensive income (loss) for the quarters ended March 30, 2013 and March 31, 2012 are as follows:

	For the Quarter Ended March 30, 2013
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$813,009	$—	$26,969	$—	$839,978
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	683,226	—	24,930	—	708,156
Selling, general and administrative expenses	—	128,274	236	7,994	—	136,504
Transaction expenses	—	988	—	35	—	1,023

Operating income (loss)	—	521	(236)	(5,990)	—	(5,705)
Other (expense) income:
Interest expense	—	(17,003)	—	(237)	—	(17,240)
Other, net	—	(710)	—	(263)	—	(973)
Equity earnings of subsidiaries	(16,291)	(4,834)	—	—	21,125	—

Income (loss) from operations before income taxes	(16,291)	(22,026)	(236)	(6,490)	21,125	(23,918)
Income tax provision (benefit)	—	(5,735)	(78)	(1,814)	—	(7,627)

Net income (loss)	$(16,291)	$(16,291)	$(158)	$(4,676)	$21,125	$(16,291)

Comprehensive income (loss)	$(18,035)	$(18,035)	$—	$—	$18,035	$(18,035)

	For the Quarter Ended March 31, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$794,598	$—	$(466)	$—	$794,132
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	669,289	—	22	—	669,311
Selling, general and administrative expenses	—	116,192	317	2,810	—	119,319
Transaction expenses	—	586	—	—	—	586

Operating income (loss)	—	8,531	(317)	(3,298)	—	4,916
Other (expense) income:
Interest expense	—	(16,752)	—	—	—	(16,752)
Other, net	—	(702)	—	—	—	(702)
Equity earnings of subsidiaries	(7,077)	(2,041)	—	—	9,118	—

Income (loss) from operations before income taxes	(7,077)	(10,964)	(317)	(3,298)	9,118	(12,538)
Income tax provision (benefit)	—	(3,887)	(138)	(1,436)	—	(5,461)

Net income (loss)	$(7,077)	$(7,077)	$(179)	$(1,862)	$9,118	$(7,077)

Comprehensive income (loss)	$(6,967)	$(6,967)	$—	$—	$6,967	$(6,967)

Condensed consolidating statements of cash flows for the quarters ended March 30, 2013 and March 31, 2012 are as follows:

In thousands	For the Quarter Ended March 30, 2013
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$18,144	$2	$(16,014)	$—	$2,132

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(4,225)	—	(4,225)
Purchase of property and equipment	—	(11,204)	—	(669)	—	(11,873)
Purchase of assets held for sale	—	(612)	—	—	—	(612)
Proceeds from sale of property and equipment	—	8	—	5	—	13
Proceeds from disposal of assets held for sale	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(11,808)	—	(4,889)	—	(16,697)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	660,348	—	59,645	—	719,993
Repayments of revolving credit facility	—	(658,128)	—	(48,821)	—	(706,949)
Outstanding checks	—	(8,677)	—	—	—	(8,677)
Payments of other long-term debt	—	(86)	(2)	—	—	(88)
Payments of deferred financing costs	—	(69)	—	—	—	(69)

Net cash provided by (used in) financing activities	—	(6,612)	(2)	10,824	—	4,210

Effect of exchange rate changes on cash				(513)		(513)

Net increase (decrease) in cash and cash equivalents	—	(276)	—	(10,592)	—	(10,868)
Cash and cash equivalents—beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents—end of period	$—	$12,070	$—	$3,013	$—	$15,083

In thousands	For the Quarter Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$13,444	$6	$82	$—	$13,532

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Purchase of property and equipment	—	(12,350)	—	—	—	(12,350)
Purchase of assets held for sale	—	(837)	—	—	—	(837)
Proceeds from sale of property and equipment	—	29	—	—	—	29
Proceeds from disposal of assets held for sale	—	342	—	—	—	342

Net cash provided by (used in) investing activities	—	(12,816)	—	—	—	(12,816)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	695,063	—	—	—	695,063
Repayments of revolving credit facility	—	(700,928)	—	—	—	(700,928)
Outstanding checks	—	3,024	—	—	—	3,024
Payments of deferred financing costs	—	—	—	—	—	—
Payments of other long-term debt	—	(1,472)	(6)	—	—	(1,478)

Net cash provided by (used in) financing activities	—	(4,313)	(6)	—	—	(4,319)

Net increase (decrease) in cash and cash equivalents	—	(3,685)	—	82	—	(3,603)
Cash and cash equivalents—beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents—end of period	$—	$10,433	$—	$943	$—	$11,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our consolidated results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in Item 1 of this report. The following discussion contains forward-looking statements that reflect our current expectations, estimates, forecasts and projections. These forward-looking statements are not guarantees of future performance, and actual outcomes and results may differ materially from those expressed in these forward-looking statements. See “Cautionary Statements on Forward-Looking Information.”

Company Overview

We are the leading replacement tire distributor in North America, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 123 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 70,000 customers (approximately 62,000 in the U.S. and 8,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States (U.S.) is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 3.0% and 11.3%, respectively, of our net sales. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 6%.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent 83.7% of our total net sales for the quarter ended March 30, 2013. The remainder of net sales is derived from other tire sales (13.1%), custom wheels (2.3%) and tire supplies, tools and other products (0.9%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are subject to changes in consumer confidence and the economic conditions that impact its customers. As a result, our customers may opt to defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macro-economic factors such as unemployment, persistently high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2012, U.S. replacement tire unit shipments increased by an average of approximately 2.6% per year. The impact of the recent recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011 ending the negative growth trend, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. Despite an increase in miles driven during 2012, the U.S. and Canadian replacement tire markets continued the negative growth trend as replacement tire unit shipments were down 1.8% and 5.5%, respectively, as compared to 2011. Our outlook for 2013 reflects little or no market improvement, however, we expect to continue to follow our historic trend and outperform our expectations of the market.

Despite these recent declines, we believe that, going forward, growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. From the second half of 2010 through December 2011, we opened new distribution centers in 10 locations throughout the contiguous United States, increasing the size of our distribution network to 98 distribution centers as of December 31, 2011. During 2012, we continued to execute our plans to expand by opening new distribution centers in Long Island, NY, Milwaukee, WI, Colorado Springs, CO, Austin, TX, Peoria, IL, Tulsa, OK and Tucson, AZ. In the first 3 months of 2013, we continued to execute our plan of expansion by opening new distribution centers in Chattanooga, TN, and Manchester, NH.

On April 30, 2013, the Company completed the previously announced acquisition of Regional Tire Holdings, Inc. (RTD) (“the Acquisition”), pursuant to the Share Purchase Agreement dated as of March 22, 2013, among TriCan, ATDI and RTD (the “Acquisition Agreement”). RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The purchase price of $62.5 million was paid by the Company at the closing in cash and was funded by borrowings under the Company’s Sixth Amended and Restated Credit Agreement, as amended as described below.

In connection with the Acquisition, on March 22, 2013, Holdings entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (“First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million to be used to fund the acquisition and, to the extent not so used, for general corporate purposes, subject to a borrowing base specific thereto, and (2) increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the acquisition of RTD on or before May 31, 2013. The acquisition of RTD occurred, and the First Amendment became effective, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility. Immediately following the closing of the acquisition of RTD, $50.1 million was drawn on the FILO Facility.

On November 30, 2012, we completed the purchase of all of the issued and outstanding common shares of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors (“TriCan”). TriCan is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country. The acquisition was funded through our ABL Facility, which was amended and restated in connection with the acquisition. Prior to the closing of the acquisition, we received a cash contribution of $60.0 million from our parent, which was used to reduce amounts then outstanding under the ABL Facility. The cash contribution was funded from the proceeds of the sale by Accelerate Parent Corp., Holdings’ indirect parent, of common stock to affiliates of TPG Capital L.P. and certain co-investors. See “—Liquidity and Capital Resources—ABL Facility.” The purchase of TriCan expanded our distribution services beyond the borders of the United States for the first time.

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

Results of Operations

Our fiscal year is based on either a 52—or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 30, 2013 and March 31, 2012 each contain operating results for 13 weeks.

Quarter Ended March 30, 2013 Compared to the Quarter Ended March 31, 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	March 30, 2013	March 31, 2012	Favorable (unfavorable)	Favorable (unfavorable)	March 30, 2013	March 31, 2012
Net sales	$839,978	$794,132	$45,846	5.8%	100.0%	100.0%
Cost of goods sold	708,156	669,311	(38,845)	(5.8%)	84.3%	84.3%
Selling, general and administrative expenses	136,504	119,319	(17,185)	(14.4%)	16.3%	15.0%
Transaction expenses	1,023	586	(437)	(74.6%)	0.1%	0.1%

Operating income (loss)	(5,705)	4,916	(10,621)	(216.0%)	(0.7%)	0.6%
Other income (expense):
Interest expense	(17,240)	(16,752)	(488)	(2.9%)	(2.1%)	(2.1%)
Other, net	(973)	(702)	(271)	(38.6%)	(0.1%)	(0.1%)

Income (loss) from operations before income taxes	(23,918)	(12,538)	(11,380)	(90.8%)	(2.8%)	(1.6%)
Provision (benefit) for income taxes	(7,627)	(5,461)	2,166	39.7%	(0.9%)	(0.7%)

Net income (loss)	$(16,291)	$(7,077)	$(9,214)	(130.2%)	(1.9%)	(0.9%)

Net Sales

Net sales for the quarter ended March 30, 2013 were $840.0 million, a $45.8 million, or 5.8% increase, as compared with the quarter ended March 31, 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO and TriCan. These growth initiatives added $65.0 million of incremental sales in the first quarter of 2013. However, this increase was partially offset by lower net tire pricing of $6.9 million, primarily driven by manufacturer price repositioning, one less selling day in 2013 as compared to 2012, and an overall softer sales unit environment.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 30, 2013 were $708.2 million, a $38.8 million, or 5.8% increase, as compared with the quarter ended March 31, 2012. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO and TriCan. These growth initiatives added $55.2 million of incremental costs in the first quarter of 2013. Cost of goods sold for the quarter ended March 30, 2013 also includes $2.2 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of TriCan. These increases were partially offset by lower net tire pricing, one less selling day in 2013 as compared to 2012 and to an overall softer sales unit environment.

Cost of goods sold as a percentage of net sales was 84.3% for each of the quarters ended March 30, 2013 and March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 30, 2013 were $136.5 million, a $17.2 million, or a 14.4% increase as compared with the quarter ended March 31, 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of CTO and TriCan. Combined, these factors added $11.7 million of incremental costs to the first quarter of 2013. In addition, we also experienced a $4.1 million increase to vehicle and occupancy expenses due to a higher overall consumption of fuel and other vehicle related expenses as well as increases in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation and amortization expense added an additional $2.1 million of costs to the quarter ended March 30, 2013 as we increased our capital expenditure costs for information system technologies.

Selling, general and administrative expenses as a percentage of net sales were 16.3% for the quarter ended March 30, 2013, an increase compared with 15.0% during the quarter ended March 31, 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the quarter ended March 30, 2013 were $1.0 million and were primarily related to integration costs associated with our acquisition of TriCan in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended March 31, 2012, transaction expenses of $0.6 million primarily related to severance and integration costs in association with our acquisition of NCT in April 2011.

Interest Expense

Interest expense for the quarter ended March 30, 2013 was $17.2 million, a $0.5 million or a 2.9% increase, compared with the quarter ended March 31, 2012. This increase was due to higher debt levels associated with our ABL Facility, which were driven by our acquisitions of CTO and TriCan. Included in interest expense for the quarter ended March 30, 2013 was a $0.4 million gain associated with the fair value changes of our interest rate swaps, compared to a $0.2 million loss for the quarter ended March 31, 2012.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended March 30, 2013 was $7.6 million, based on a pre-tax loss of $23.9 million; our effective tax rate was 31.9%. For the quarter ended March 31, 2012, our income tax benefit was $5.5 million which was based on a pre-tax loss of $12.5 million; our effective tax rate was 43.6%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to a tax benefit related to lower income taxes on international operations and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	March 30, 2013	December 29, 2012
Cash and cash equivalents	$15,083	$25,951
Working capital	547,455	545,969
Total debt	964,262	951,204
Total stockholders’ equity	688,287	705,654
Debt-to-capital ratio	58.3%	57.4%

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We expect our cash flow from operations, combined with availability under our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period. In addition, we expect our cash flow from operations and our availability under our ABL Facility to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending during the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of March 30, 2013, our total indebtedness is $964.3 million with a debt-to-capital ratio of 58.3%. Cash interest payments for the quarters ended March 30, 2013 and March 31, 2012 amounted to $3.7 million and $3.7 million, respectively. As of March 30, 2013, we have an additional $135.4 million of availability under our U.S. ABL Facility and an additional $15.4 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, many of which are described under “Item 1A—Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that, to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Quarter Ended March 30 2013	Quarter Ended March 31, 2012
Cash provided by (used in) operating activities	$2,132	$13,532
Cash provided by (used in) investing activities	(16,697)	(12,816)
Cash provided by (used in) financing activities	4,210	(4,319)

Effect of exchange rate changes on cash	(513)	—
Net increase (decrease) in cash and cash equivalents	(10,868)	(3,603)
Cash and cash equivalents - beginning of period	25,951	14,979

Cash and cash equivalents - end of period	$15,083	$11,376

Cash payments for interest	$3,733	$3,701
Cash payments (receipts) for taxes, net	$1,239	$(171)
Capital expenditures financed by debt	$—	$—

Operating Activities

Net cash provided by operating activities for the quarter ended March 30, 2013 was $2.1 million compared with $13.5 million during the quarter ended March 31, 2012. During the current quarter, working capital requirements resulted in a cash outflow of $5.3 million, primarily driven by a $14.4 million cash outflow in accounts payable and accrued expenses that was associated with the timing of vendor payments related to winter tire programs.

Net cash provided by operating activities for the quarter ended March 31, 2012 was $13.5 million. During the quarter, working capital requirements resulted in a cash inflow of $2.4 million. Inventory increased $21.3 million as a result of stocking two new distribution centers opened during the quarter as well as the normal seasonal build in our inventory. In addition, higher sales volume led to an $11.0 million increase to accounts receivable. However, these amounts were predominately offset by a $33.9 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments.

Investing Activities

Net cash used in investing activities for the quarter ended March 30, 2013 was $16.7 million, compared with $12.8 million during the quarter ended March 31, 2012. The change was primarily associated with our investing $11.9 million in property and equipment purchases during the quarter ended March 30, 2013, which included information technology upgrades, IT application development and warehouse racking. After the TriCan acquisition, we invested an additional $4.2 million in ancillary acquisition activities. During the quarter ended March 31, 2012 capital expenditures for property and equipment were $12.4 million. The expenditures included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the quarter ended March 30, 2013 was $4.2 million, compared with cash used in financing activities of $4.3 million during the quarter ended March 31, 2012. The change was primarily related to higher net borrowings from our ABL Facility, specifically our Canadian ABL facility, due to the increase in working capital requirements, as well as for the purchase of property and equipment.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the quarter ended March 30, 2013 were $3.7 million, compared with $3.7 million paid during the quarter ended March 31, 2012. Despite higher average debt levels during the current period, we experienced lower average interest rates on the outstanding debt during the quarter ended March 30, 2013. As well, we paid an additional $0.2 million during the quarter ended March 30, 2013 related to our interest rate swaps.

Net cash payments for taxes during the quarter ended March 30, 2013 were $1.2 million, compared with net refunds received of $0.2 million paid during the quarter ended March 31, 2012. The difference between the periods primarily relates to the timing of income tax extension payments.

Indebtedness

The following table summarizes the Company’s outstanding debt at March 30, 2013:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
U.S. ABL Facility	2017	3.2%	$480,836
Canadian ABL Facility	2017	4.0	$21,807
Senior Secured Notes	2017	9.75	200,000
Senior Subordinated Notes	2018	11.50	247,903
Capital lease obligations	2013 - 2027	7.1 - 12.3	12,407
Other	2014 - 2021	8.0 - 10.6	1,309

Total debt			964,262
Less—Current maturities			(513)

Long-term debt			$963,749

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at March 30, 2013.

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

At March 30, 2013, we had $480.8 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $135.4 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at March 30, 2013 was $21.8 million, leaving $15.4 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of March 30, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 30, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of March 30, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates

Service for a 30 day interest period, plus an applicable margin of 1.0% as of March 30, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

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

The ABL Facility contains customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of March 30, 2013, our additional borrowing availability under the combined ABL Facility were above the required amount and we were therefore not subject to the additional covenants.

In connection with the acquisition of RTD (the “Acquisition”), on March 22, 2013, we entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (“First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million, subject to a borrowing base specific thereto, and (2) increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the acquisition of RTD on or before May 31, 2013. The acquisition of RTD occurred, and the FILO Facility became effective, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility. Immediately following the closing of the acquisition of RTD, $50.1 million was drawn on the FILO Facility.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended March 30, 2013	Quarter Ended March 31, 2012
Net income (loss)	$(16,291)	$(7,077)
Depreciation and amortization	25,031	21,054
Interest expense	17,240	16,752
Income tax provision (benefit)	(7,627)	(5,461)
Management fee	991	1,147
Stock-based compensation	668	557
Transaction fees	1,023	586
Inventory step up	2,194	0
Other	682	568

Adjusted EBITDA	$23,911	$28,126

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of March 30, 2013, our total obligations as guarantor on these leases are approximately $2.6 million extending over seven years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.4 million as of March 30, 2013. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the three months ended March 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on December 30, 2012 the first day of the Company’s 2013 fiscal year; however the Company performs its annual impairment test in the fourth quarter and does not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which amended the guidance for reporting reclassifications out of accumulated other comprehensive income. The amended guidance will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is entirely reclassified to net income, as required by U.S. GAAP. For other amounts, that are not required by U.S. GAAP to be entirely reclassified to net income, an entity is required to cross-reference other disclosures that will provide additional detail concerning these amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on December 30, 2012 and its adoption did not impact the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our U.S. and Canadian ABL Facilities are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility is tied to Base Rate, as defined, or LIBOR. Interest on the Canadian ABL Facility is tied to Base Rate, as defined, or Prime Rate, as defined. At March 30, 2013, we had $502.6 million outstanding under our aggregate ABL Facility subject to interest rate changes.

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

At March 30, 2013, $302.6 million of the aggregate outstanding balance of our ABL Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $3.0 million.

The financial position and results of operations for TriCan, our wholly-owned subsidiary acquired during 2012, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of March 30, 2013, we do not have any foreign currency derivatives in place.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 1A.	Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Share Purchase Agreement, dated as of March 22, 2013, by and among TriCan Tire Distributors Inc., American Tire Distributors, Inc., as parent guarantor, Regional Tire Holdings Inc., Regional Tire Distributors Inc., and the shareholders of Regional Tire Holdings Inc., and Regional Tire Distributors Inc.

2.2	Share Purchase Agreement, dated as of November 30, 2012, by and among ATD Acquisition Co. V Inc., American Tire Distributors, Inc., as parent guarantor, 1278104 Alberta Inc, Triwest Trading (Canada) Ltd., and the shareholders of 1278104 Alberta Inc. party thereto.

10.1	First Amendment to Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., TriCan Tire Distributors Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Tire Wholesalers, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender.

10.2	Conformed Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)