Form 10-Q
period 2013-06-29
American Tire Distributors Holdings, Inc.
filed 2013-08-08
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Number of common shares outstanding at August 5, 2013: 1,000

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, particularly under the caption “Risk Factors”. We undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Form 10-Q, except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

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

Where You Can Find More Information

We file reports and other information with the Securities and Exchange Commission (“SEC”). You can inspect, read and copy these reports and other information at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.atd-us.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.atd-us.com, we do not incorporate such website or its contents into this Quarterly Report on Form 10-Q.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,904	$25,951
Accounts receivable, net	305,218	301,303
Inventories	751,627	721,672
Income tax receivable	369	369
Deferred income taxes	16,640	16,458
Assets held for sale	6,528	7,151
Other current assets	17,868	20,695

Total current assets	1,125,154	1,093,599

Property and equipment, net	140,553	129,882
Goodwill	500,491	483,143
Other intangible assets, net	745,562	738,698
Other assets	53,326	58,680

Total assets	$2,565,086	$2,504,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518,998	$502,221
Accrued expenses	44,179	44,916
Current maturities of long-term debt	522	493

Total current liabilities	563,699	547,630

Long-term debt	1,021,847	950,711
Deferred income taxes	283,428	285,345
Other liabilities	18,257	14,662
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	757,790	756,338
Accumulated earnings (deficit)	(72,669)	(50,541)
Accumulated other comprehensive income (loss)	(7,266)	(143)

Total stockholders’ equity	677,855	705,654

Total liabilities and stockholders’ equity	$2,565,086	$2,504,002

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended June 29, 2013	Quarter Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net sales	$955,075	$874,365	$1,795,053	$1,668,497
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	802,492	731,786	1,510,648	1,401,097
Selling, general and administrative expenses	138,567	129,461	275,071	248,780
Transaction expenses	2,266	675	3,289	1,261

Operating income (loss)	11,750	12,443	6,045	17,359
Other income (expense):
Interest expense	(17,387)	(16,979)	(34,627)	(33,731)
Other, net	(1,935)	(682)	(2,908)	(1,384)

Income (loss) from operations before income taxes	(7,572)	(5,218)	(31,490)	(17,756)
Income tax provision (benefit)	(1,735)	(10,347)	(9,362)	(15,808)

Net income (loss)	$(5,837)	$5,129	$(22,128)	$(1,948)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	52	(55)	119	55
Foreign currency translation	(5,431)	—	(7,242)	—

Other comprehensive income (loss)	(5,379)	(55)	(7,123)	55

Comprehensive income (loss)	$(11,216)	$5,074	$(29,251)	$(1,893)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

						Accumulated
	Total			Additional	Accumulated	Other
	Stockholders’	Common Stock		Paid-In	Earnings	Comprehensive
In thousands, except share amounts	Equity	Shares	Amount	Capital	(Deficit)	(Loss) Income
Balance, December 29, 2012	$705,654	1,000	$—	$756,338	$(50,541)	$(143)
Net income (loss)	(22,128)	—	—	—	(22,128)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	119	—	—	—	—	119
Foreign currency translation	(7,242)	—	—	—	—	(7,242)
Stock-based compensation expense	1,452	—	—	1,452	—	—

Balance, June 29, 2013	$677,855	1,000	$—	$757,790	$(72,669)	$(7,266)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(22,128)	$(1,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,140	43,240
Amortization of other assets	2,131	2,433
Benefit for deferred income taxes	(12,632)	(10,850)
Inventory step-up amortization	4,907	—
Provision for doubtful accounts	1,223	1,096
Stock-based compensation	1,452	1,154
Other, net	(868)	1,223
Change in operating assets and liabilities:
Accounts receivable	4,976	(26,220)
Inventories	(11,127)	(110,488)
Income tax receivable	644	1,221
Other current assets	2,931	(1,556)
Accounts payable and accrued expenses	6,364	62,941
Other, net	20	(579)

Net cash provided by (used in) operating activities	29,033	(38,333)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(64,844)	(19,224)
Purchase of property and equipment	(23,848)	(29,029)
Purchase of assets held for sale	(875)	(1,786)
Proceeds from sale of property and equipment	64	52
Proceeds from sale of assets held for sale	971	1,549

Net cash provided by (used in) investing activities	(88,532)	(48,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,476,178	1,540,202
Repayments of revolving credit facility	(1,404,157)	(1,436,066)
Outstanding checks	(7,765)	(12,442)
Payments of deferred financing costs	(1,067)	—
Payments of other long-term debt	(189)	(1,580)

Net cash provided by (used in) financing activities	63,000	90,114

Effect of exchange rate changes on cash	(2,548)	—
Net increase (decrease) in cash and cash equivalents	953	3,343
Cash and cash equivalents - beginning of period	25,951	14,979

Cash and cash equivalents - end of period	$26,904	$18,322

Supplemental disclosures of cash flow information:
Cash payments for interest	$33,036	$31,033
Cash payments (receipts) for taxes, net	$2,464	$1,355

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$—	$515

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

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the American Tire Distributors Holdings, Inc., Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Certain changes in classification of amounts reported in prior years have been made to conform to the 2013 classification.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 29, 2013 and June 30, 2012 each contain operating results for 13 weeks. The six months ended June 29, 2013 and June 30, 2012 each contain operating results for 26 weeks. It should be noted that the Company and its recently acquired subsidiaries, TriCan Tire Distributors (“TriCan”) and Regional Tire Distributors Inc. (“RTD”), have different year-end and quarter-end reporting dates. Both TriCan and RTD have a calendar year-end and quarterly reporting date. The impact from this difference on the consolidated financial statements is not material.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. and certain co-investors for an aggregate purchase price valued at $1,287.5 million (the “Merger”). The Merger was financed by $635 million in aggregate principal amount of debt financing as well as common equity capital. In connection with the Merger, the Company conducted cash tender offers for its existing outstanding debt securities, all of which were subsequently purchased and retired. Although the Company continues to operate as the same legal entity subsequent to the Merger and related change in control, a new entity was created for accounting purposes as of May 28, 2010. As a result, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. As well, under the guidance of the SEC, push-down accounting is required when such transactions result in an entity being substantially wholly-owned. Therefore, the basis in shares of the Company’s common stock have been pushed down from the accounts of the parent and recorded on the financial statements of the subsidiary.

3.	Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.

4.	Acquisitions:

On March 22, 2013, TriCan and ATDI entered into a Share Purchase Agreement with Regional Tire Holdings Inc., a corporation formed under the laws of the Province of Ontario (“Holdco”), RTD, a corporation formed under the laws of the Province of Ontario and a 100% owned subsidiary of Holdco, and the shareholders of Holdco (“Sellers”), pursuant to which TriCan agreed to acquire from Sellers all of the issued and outstanding shares of Holdco for a purchase price of $62.5 million. Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD significantly expands the Company’s presence in the Ontario and Atlantic Provinces of Canada and complements the Company’s current operations in Canada.

The acquisition of RTD was completed on April 30, 2013 for aggregate cash consideration of approximately $64.9 million (the “Adjusted Purchase Price”) which includes initial working capital adjustments. The acquisition of RTD was funded by borrowings under the Company’s Sixth Amended and Restated Credit Agreement (the “ABL Facility”), as amended as more fully described in Note 9. The Adjusted Purchase Price is subject to certain post-closing adjustments, including, but not limited to, the finalization of working capital adjustments. Of the $64.9 million Adjusted Purchase Price, $6.3 million is held in escrow pending the resolution of the post-closing adjustments in accordance with the terms of the purchase agreement and escrow agreement.

The acquisition of RTD was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the Adjusted Purchase Price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The preliminary allocation of the Adjusted Purchase Price is as follows:

In thousands
Cash	$904
Accounts receivable	10,093
Inventory	21,685
Other current assets	998
Property and equipment	1,050
Intangible assets	42,990
Other assets	52

Total assets acquired	77,772
Debt	—
Accounts payable	7,817
Accrued and other liabilities	12,740
Deferred income taxes	11,692

Total liabilities assumed	32,249
Net assets acquired	45,523
Goodwill	19,384

Purchase price	$64,907

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amount to $19.4 million. The premium in the purchase price paid for the acquisition of RTD primarily relates to growth opportunities from expanding the Company’s distribution footprint into Eastern Canada and through operating synergies available via the consolidation of certain distribution centers in Eastern Canada.

Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventory was recorded at fair value, based on computation which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	16 years	$40,720
Tradenames	5 years	1,900
Favorable leases	4 years	370

Total		$42,990

RTD contributed net sales of approximately $20.3 million to the Company for the period from May 1, 2013 to June 29, 2013. Net loss contributed by RTD since the acquisition date was approximately $2.2 million which included non-cash amortization of the inventory step-up of $2.7 million and non-cash amortization expense on acquired intangible assets of $1.3 million.

On November 30, 2012, ATDI and ATD Acquisition Co. V Inc. (“Canada Acquisition”), a newly-formed direct 100% owned Canadian subsidiary of ATDI, entered into a Share Purchase Agreement with 1278104 Alberta Inc. (“Seller”), Triwest Trading (Canada) Ltd., a 100% owned subsidiary of Seller (“Triwest”) and certain shareholders of Seller pursuant to which Canada Acquisition agreed to acquire from Seller all of the issued and outstanding common shares of Triwest along with an outstanding loan owed to Seller by Triwest for approximately $97.5 million, subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. Of the $97.5 million purchase price, $15.0 million is held in escrow pending the resolution of the post-closing adjustments and other escrow release conditions in accordance with the terms of the purchase agreement and escrow agreement. As a result of the acquisition, Triwest became a direct 100% owned subsidiary of Canada Acquisition. Triwest (dba: TriCan Tire Distributors, or “TriCan”) is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country. The acquisition of TriCan expanded the Company’s footprint and distribution services into Canada for the first time. During second quarter 2013, the Company and the Seller agreed on the post-closing working capital adjustment in accordance with the purchase agreement. This adjustment reduced the purchase price by $3.4 million to $94.1 million with a corresponding decrease to goodwill of $3.4 million.

The acquisition of TriCan was completed on November 30, 2012 and funded through the Company’s ABL Facility. The acquisition of TriCan was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the total purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The allocation of the purchase price is as follows:

In thousands
Cash	$1,344
Accounts receivable	35,518
Inventory	45,445
Other current assets	495
Property and equipment	1,191
Intangible assets	49,940
Other assets	755

Total assets acquired	134,688
Debt	—
Accounts payable	37,576
Accrued and other liabilities	14,609
Deferred income taxes	13,003
Other liabilities	475

Total liabilities assumed	65,663
Net assets acquired	69,025
Goodwill	25,044

Purchase price	$94,069

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $25.0 million. The premium in the purchase price paid for the acquisition of TriCan primarily relates to growth opportunities from expanding the Company’s distribution footprint into Canada.

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	16 years	$44,621
Tradenames	7 years	4,958
Favorable leases	6 years	361

Total		$49,940

The following unaudited pro forma supplementary data gives effect to the acquisitions of TriCan and RTD as if these transactions had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the TriCan and RTD acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

	Pro Forma
In thousands	Quarter Ended June 29, 2013	Quarter Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net sales	$969,526	$945,469	$1,829,253	$1,782,845
Net income (loss)	(8,327)	5,883	(24,987)	(3,469)

On May 24, 2012, the Company entered into a Stock Purchase Agreement with Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) to acquire 100% of the outstanding capital stock of CTO. CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of CTO is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 - Business Combinations. As a result, the information is not presented.

The acquisition of CTO was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $15.9 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $10.1 million. The premium in the purchase price paid for the acquisition of CTO reflects the anticipated realization of operational and cost synergies.

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

As a result of the TriCan and RTD acquisitions, the carrying value of the acquired inventory was increased by $6.3 million and $2.7 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value for each acquisition was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying condensed consolidated statements of comprehensive income (loss) for the quarter and six months ended June 29, 2013 was $2.7 million and $4.9 million, respectively.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At June 29, 2013, assets held for sale totaled $6.5 million, of which $0.8 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. During the first quarter of 2013, the Company determined that the carrying value of the facility exceeded its fair value due to the current market conditions. As a result, the Company recorded a $0.5 million adjustment related to the fair value of this facility. As of June 29, 2013 the fair value of the facility was $4.0 million. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value.

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. At June 29, 2013, the carrying value of the facility was $1.7 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	Holdings
Balance, December 29, 2012	$483,143
Purchase accounting adjustments	(1,348)
Acquisitions	20,989
Currency Translatation	(2,293)

Balance, June 29, 2013	$500,491

At June 29, 2013, the Company has recorded goodwill of $500.5 million, of which approximately $25.9 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On April 30, 2013, TriCan completed the acquisition of RTD pursuant to a Share Purchase Agreement entered into on March 22, 2013. The acquisition was funded through the Company’s ABL Facility. The preliminary purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $19.4 million as goodwill. See Note 4 for additional information.

In addition, the Company acquired the inventory and accounts receivable of a small Canadian distributor in February 2013. The purchase price was allocated to the assets acquired based on their estimated fair market value, which resulted in an increase to goodwill of $1.6 million.

On November 30, 2012, ATDI and Canada Acquisition entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of TriCan. The acquisition was completed on November 30, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During the six months ended June 29, 2013, the Company adjusted the fair market value of certain working capital items. These adjustments increased goodwill by $1.4 million to $25.0 million. See Note 4 for additional information.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During second quarter 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increased goodwill by $0.6 million to $10.1 million at June 29, 2013. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at June 29, 2013 and December 29, 2012:

	June 29, 2013		December 29, 2012
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$670,113	$190,190	$632,589	$156,249
Noncompete agreements	11,766	4,464	7,898	2,841
Favorable leases	697	48	360	5
Tradenames	10,610	2,815	9,043	1,990

Total finite-lived intangible assets	693,186	197,517	649,890	161,085
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$943,079	$197,517	$899,783	$161,085

As part of the preliminary purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years. As part of the purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. In addition, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years as part of the purchase price allocation for CTO. See Note 4 for additional information.

Intangible asset amortization expense was $19.0 million and $16.2 million for the quarters ended June 29, 2013 and June 30, 2012 respectively. For the six months ended June 29, 2013 and June 30, 2012, intangible asset amortization expense was $36.6 million and $32.2 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $39.1 million for the remaining six months of 2013 and approximately $71.7 million in 2014, $61.7 million in 2015, $52.0 million in 2016 and $45.5 million in 2017.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at June 29, 2013 and at December 29, 2012:

In thousands	June 29, 2013	December 29, 2012
U.S. ABL Facility	$486,567	$478,616
Canadian ABL Facility	25,159	10,976
FILO Facility	49,023	—
Senior Secured Notes	248,006	247,802
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,343	12,469
Other	1,271	1,341

Total debt	1,022,369	951,204
Less - Current maturities	(522)	(493)

Long-term debt	$1,021,847	$950,711

The fair value of the Company’s long-term senior notes was $474.8 million at June 29, 2013 and $477.0 million at December 29, 2012. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

ABL Facility

In connection with the acquisition of TriCan on November 30, 2012, the Company amended and restated its Fifth Amended and Restated Credit Agreement in order to provide for borrowings under the agreement by TriCan and make certain other amendments (as so amended and restated, the “Sixth Amended and Restated Credit Agreement”). The Sixth Amended and Restated Credit Agreement provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL

Facility”) and (ii) Canadian revolving credit commitments of $60.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). The U.S. ABL Facility provides for revolving loans available to ATDI, its 100% owned subsidiary Am-Pac Tire Dist. Inc. and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the Sixth Amended and Restated Credit Agreement is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017.

In connection with the acquisition of RTD, on March 22, 2013, the Company entered into the First Amendment to Sixth Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million, subject to a borrowing base specific thereto, and (2) increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the RTD acquisition on or before May 31, 2013. The closing of the RTD acquisition occurred, and the borrowings under the FILO Facility became available, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility or the material terms under which either facility may be accelerated or the U.S. ABL Facility may be increased. Immediately following the closing of the RTD acquisition, $50.1 million was drawn on the FILO Facility.

As of June 29, 2013, the Company had $486.6 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $129.3 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility as of June 29, 2013 was $25.2 million, leaving $40.0 million available for additional borrowings. The outstanding balance of the FILO facility as of June 29, 2013 was $49.0 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of June 29, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of June 29, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of June 29, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of June 29, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.50% as of June 29, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.50% as of June 29, 2013. The applicable margins under the FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

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

The FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. loan parties, as applicable; plus

•	7.5% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. loan parties, as applicable.

All obligations under the U.S. ABL Facility and the FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan, RTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of June 29, 2013, the Company’s additional borrowing availability under the combined ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per ASC 470 - Debt, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At June 29, 2013, the outstanding balance of the financing obligation was $12.3 million.

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

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February 2012. The remaining swap covered an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and expired in February 2013. The counterparty to each swap was a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract were recognized in the condensed consolidated statement of comprehensive income (loss).

The following tables present the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	June 29, 2013	Balance Sheet Location	June 29, 2013
Derivatives not designated as hedges:
3Q 2011 swaps - $100 million notional	Other assets	$—	Accrued expenses	$913
3Q 2012 swaps - $100 million notional	Other assets	51	Accrued expenses	—

Total		$51		$913

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	December 29, 2012	Balance Sheet Location	December 29, 2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Other assets	$—	Accrued expenses	$149
3Q 2011 swaps - $100 million notional	Other assets	—	Accrued expenses	1,314
3Q 2012 swaps - $100 million notional	Other assets	—	Accrued expenses	750

Total		$—		$2,213

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended June 29, 2013	Quarters Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$(58)	$(149)	$(44)
1Q 2011 swap - $25 million notional	Interest Expense	—	—	—	(12)
3Q 2011 swaps - $100 million notional	Interest Expense	(246)	432	(402)	646
3Q 2012 swaps - $100 million notional	Interest Expense	(670)	—	(801)	—

Total		$(916)	$374	$(1,352)	$590

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of June 29, 2013:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$2,928	$2,928	$—	$—
Derivative instruments	51	—	51	—

Total	$2,979	$2,928	$51	$—

Liabilities:
Derivative instruments	$913	$—	$913	$—

Total	$913	$—	$913	$—

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

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 29, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.

As discussed in Note 6, the Company determined that the carrying value of a facility acquired from Am-Pac in 2008, and which is currently held for sale, exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.5 million adjustment during the first quarter of 2013 related to the fair value of this facility. The Company continues to actively market the property for immediate sale at a reasonable price in relation to its fair value. As of June 29, 2013 the fair value of the facility was $4.0 million and was based upon quoted market prices from a broker for similar facilities (Level 2).

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on February 15, 2013 by the board of directors of the Company’s indirect parent, Accelerate Parent Corp., to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan, from 48.6 million to 52.1 million. In addition to the increase in the maximum number of shares, on February 15, 2013 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 3.5 million shares of common stock, have an exercise price of $1.20 per share, and vest over a three to five-year vesting period. As of June 29, 2013, the Company has 1.9 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 29, 2012	46,681,600	$1.01
Granted	3,500,002	1.20
Exercised	—	—
Cancelled	—	—

Outstanding - June 29, 2013	50,181,602	$1.02

Exercisable - June 29, 2013	27,998,413	$1.01

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at June 29, 2013 was 7.4 years and 7.3 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At June 29, 2013, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $8.9 million and the weighted-average period over which this expense will be recognized is 1.8 years.

The weighted average fair value of stock options granted during the six months ended June 29, 2013 and June 30, 2012 was $0.54 and $0.50, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Risk-free interest rate	1.38%	1.48%
Dividend yield	—	—
Expected life	6.0 years	6.5 years
Volatility	45.39%	42.81%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at June 29, 2013 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the six months ended June 29, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 29, 2012	269,298	$1.11
Granted	—	—
Vested	(159,649)	1.10
Cancelled	—	—

Outstanding and unvested at June 29, 2013	109,649	$1.14

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At June 29, 2013 unrecognized compensation expense related to non-vested RSUs granted under the 2010 RSU Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 0.5 years.

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

In thousands	Quarter Ended June 29, 2013	Quarter Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Stock Options	$753	$524	$1,379	$1,050
Restricted Stock Units	31	73	73	104

Total	$784	$597	$1,452	$1,154

13.	Income Taxes:

The tax provision for the six months ended June 29, 2013, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 - Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the six months ended June 29, 2013, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the six months ended June 29, 2013, the Company had an income tax benefit of $9.4 million, consisting of a $7.4 million U.S. tax benefit and a $2.0 million foreign tax benefit, and an effective tax benefit rate under the discrete method of 29.7%. For the six months ended June 30, 2012, the Company had an income tax benefit of $15.8 million which was based on a pre-tax loss of $17.8 million and an effective tax rate of 89.0%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate and the impact of several non-deductible tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

At June 29, 2013, the Company has a net deferred tax liability of $266.8 million, of which, $16.6 million was recorded as a current deferred tax asset and $283.4 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

At June 29, 2013, the Company had unrecognized tax benefits of $2.3 million, of which $0.6 million is included within accrued expenses and $1.7 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.5 million as of June 29, 2013. In addition, $0.8 million related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2008 - 2012 remain open to examination by the Internal Revenue Service. The tax years 2009 - 2012 remain open to examination by other major taxing jurisdictions to which the Company is subject (primarily Canada and other state and local jurisdictions).

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of June 29, 2013, the Company’s total obligations are $2.4 million extending over six years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $2.2 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsidiary Guarantor Financial Information:

ATDI is the issuer of $250.0 million in aggregate principal amount of Senior Secured Notes and $200.0 million in aggregate principal amount of Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes (collectively, the “Notes”) are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac and Tire Wholesalers, Inc. (“Tire Wholesalers”). ATDI is a direct 100% owned subsidiary of Holdings and Am-Pac and Tire Wholesalers are indirect 100% owned subsidiaries of Holdings. None of our other subsidiaries guarantees the Notes. The guarantees provided by Holdings, Am-Pac and Tire Wholesalers can be released in certain customary circumstances.

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

The condensed consolidating financial information for the Company is as follows:

	As of June 29, 2013
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17,054	$—	$9,850	$—	$26,904
Accounts receivable, net	—	283,299	—	21,919	—	305,218
Inventories	—	672,210	—	79,417	—	751,627
Assets held for sale	—	6,528	—	—	—	6,528
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,250	—	(96,573)	—
Other current assets	—	24,520	4,899	5,089	—	34,508

Total current assets	36,323	1,003,980	65,149	116,275	(96,573)	1,125,154

Property and equipment, net	—	137,205	394	2,954	—	140,553
Goodwill and other intangible assets, net	418,592	694,188	1,543	131,730	—	1,246,053
Investment in subsidiaries	214,211	193,476	—	—	(407,687)	—
Other assets	8,729	43,575	308	714	—	53,326

Total assets	$677,855	$2,072,424	$67,394	$251,673	$(504,260)	$2,565,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$479,193	$2,255	$37,550	$—	$518,998
Accrued expenses	—	38,890	100	5,189	—	44,179
Current maturities of long-term debt	—	516	6	—	—	522
Intercompany payables	—	69,370	1,200	26,003	(96,573)	—

Total current liabilities	—	587,969	3,561	68,742	(96,573)	563,699

Long-term debt	—	996,683	6	25,158	—	1,021,847
Deferred income taxes	—	259,223	587	23,618	—	283,428
Other liabilities	—	14,338	34	3,885	—	18,257
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	160,253	(505,810)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	757,790	13,524	—	—	(13,524)	757,790
Accumulated deficit	(72,669)	(72,669)	(1,729)	(22,399)	96,797	(72,669)
Accumulated other comprehensive income (loss)	(7,266)	(7,266)	—	(7,584)	14,850	(7,266)

Total stockholders’ equity	677,855	214,211	63,206	130,270	(407,687)	677,855

Total liabilities and stockholders’ equity	$677,855	$2,072,424	$67,394	$251,673	$(504,260)	$2,565,086

	As of December 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,346	$—	$13,605	$—	$25,951
Accounts receivable, net	—	278,557	38	22,708	—	301,303
Inventories	—	682,159	—	39,513	—	721,672
Assets held for sale	—	7,151	—	—	—	7,151
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,616	—	(96,939)	—
Other current assets	—	28,299	4,899	3,955	—	37,153

Total current assets	36,323	1,008,881	65,553	79,781	(96,939)	1,093,599

Property and equipment, net	—	128,259	455	1,168	—	129,882
Goodwill and other intangible assets, net	418,592	724,681	1,636	76,932	—	1,221,841
Investment in subsidiaries	242,010	146,615	—	—	(388,625)	—
Other assets	8,729	48,430	317	1,204	—	58,680

Total assets	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$469,717	$2,255	$30,249	$—	$502,221
Accrued expenses	—	38,524	126	6,266	—	44,916
Current maturities of long-term debt	—	487	6	—	—	493
Intercompany payables	—	82,420	1,290	13,229	(96,939)	—

Total current liabilities	—	591,148	3,677	49,744	(96,939)	547,630

Long-term debt	—	939,719	9	10,983	—	950,711
Deferred income taxes	—	269,857	587	14,901	—	285,345
Other liabilities	—	14,132	46	484	—	14,662
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	756,338	12,072	—	—	(12,072)	756,338
Accumulated earnings (deficit)	(50,541)	(50,541)	(1,293)	(14,137)	65,971	(50,541)
Accumulated other comprehensive income (loss)	(143)	(143)	—	(344)	487	(143)

Total stockholders’ equity	705,654	242,010	63,642	82,973	(388,625)	705,654

Total liabilities and stockholders’ equity	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Condensed consolidating statements of comprehensive income (loss) for the quarters ended June 29, 2013 and June 30, 2012 are as follows:

	For the Quarter Ended June 29, 2013
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$883,742	$3	$71,330	$—	$955,075
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	741,707	—	60,785	—	802,492
Selling, general and administrative expenses	—	124,124	366	14,077	—	138,567
Transaction expenses	—	1,853	—	413	—	2,266

Operating income (loss)	—	16,058	(363)	(3,945)	—	11,750
Other (expense) income:
Interest expense	—	(16,982)	(33)	(372)	—	(17,387)
Other, net	—	(1,314)	2	(623)	—	(1,935)
Equity earnings of subsidiaries	(5,837)	(3,864)	—	—	9,701	—

Income (loss) from operations before income taxes	(5,837)	(6,102)	(394)	(4,940)	9,701	(7,572)
Income tax provision (benefit)	—	(265)	(116)	(1,354)	—	(1,735)

Net income (loss)	$(5,837)	$(5,837)	$(278)	$(3,586)	$9,701	$(5,837)

Comprehensive income (loss)	$(11,216)	$(11,216)	$(278)	$(9,017)	$20,511	$(11,216)

	For the Quarter Ended June 30, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$874,836	$—	$(471)	$—	$874,365
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	731,753	—	33	—	731,786
Selling, general and administrative expenses	—	126,046	300	3,115	—	129,461
Transaction expenses	—	675	—	—	—	675

Operating income (loss)	—	16,362	(300)	(3,619)	—	12,443
Other (expense) income:
Interest expense	—	(16,979)	—	—	—	(16,979)
Other, net	—	(684)	2	—	—	(682)
Equity earnings of subsidiaries	5,129	1,215	—	—	(6,344)	—

Income (loss) from operations before income taxes	5,129	(86)	(298)	(3,619)	(6,344)	(5,218)
Income tax provision (benefit)	—	(5,215)	(410)	(4,722)	—	(10,347)

Net income (loss)	$5,129	$5,129	$112	$1,103	$(6,344)	$5,129

Comprehensive income (loss)	$5,074	$5,074	$112	$1,103	$(6,289)	$5,074

Condensed consolidating statements of comprehensive income (loss) for the six months ended June 29, 2013 and June 30, 2012 are as follows:

	For the Six Months Ended June 29, 2013
	Parent	Subsidiary	Subsidiary	Non-Guarantor
In thousands	Company	Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,696,751	$3	$98,299	$—	$1,795,053
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,424,933	—	85,715	—	1,510,648
Selling, general and administrative expenses	—	252,398	602	22,071	—	275,071
Transaction expenses	—	2,841	—	448	—	3,289

Operating income (loss)	—	16,579	(599)	(9,935)	—	6,045
Other (expense) income:
Interest expense	—	(33,985)	(33)	(609)	—	(34,627)
Other, net	—	(2,024)	2	(886)	—	(2,908)
Equity earnings of subsidiaries	(22,128)	(8,698)	—	—	30,826	—

Income (loss) from operations before income taxes	(22,128)	(28,128)	(630)	(11,430)	30,826	(31,490)
Income tax provision (benefit)	—	(6,000)	(194)	(3,168)	—	(9,362)

Net income (loss)	$(22,128)	$(22,128)	$(436)	$(8,262)	$30,826	$(22,128)

Comprehensive income (loss)	$(29,251)	$(29,251)	$(436)	$(15,504)	$45,191	$(29,251)

	For the Six Months Ended June 30, 2012
In thousands	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,669,434	$—	$(937)	$—	$1,668,497
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,401,042	—	55	—	1,401,097
Selling, general and administrative expenses	—	242,238	617	5,925	—	248,780
Transaction expenses	—	1,261	—	—	—	1,261

Operating income (loss)	—	24,893	(617)	(6,917)	—	17,359
Other (expense) income:
Interest expense	—	(33,731)	—	—	—	(33,731)
Other, net	—	(1,386)	2	—	—	(1,384)
Equity earnings of subsidiaries	(1,948)	(826)	—	—	2,774	—

Income (loss) from operations before income taxes	(1,948)	(11,050)	(615)	(6,917)	2,774	(17,756)
Income tax provision (benefit)	—	(9,102)	(548)	(6,158)	—	(15,808)

Net income (loss)	$(1,948)	$(1,948)	$(67)	$(759)	$2,774	$(1,948)

Comprehensive income (loss)	$(1,893)	$(1,893)	$(67)	$(759)	$2,719	$(1,893)

Condensed consolidating statements of cash flows for the six months ended June 29, 2013 and June 30, 2012 are as follows:

In thousands	For the Six Months Ended June 29, 2013
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(24,411)	$4	$53,440	$—	$29,033

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	3,384	—	(68,228)	—	(64,844)
Purchase of property and equipment	—	(22,834)	—	(1,014)	—	(23,848)
Purchase of assets held for sale	—	(875)	—	—	—	(875)
Proceeds from sale of property and equipment	—	46	—	18	—	64
Proceeds from disposal of assets held for sale	—	971	—	—	—	971

Net cash provided by (used in) investing activities	—	(19,308)	—	(69,224)	—	(88,532)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,441,136	—	35,042	—	1,476,178
Repayments of revolving credit facility	—	(1,384,162)	—	(19,995)	—	(1,404,157)
Outstanding checks	—	(7,765)	—	—	—	(7,765)
Payments of other long-term debt	—	(185)	(4)	—	—	(189)
Payments of deferred financing costs	—	(597)	—	(470)	—	(1,067)

Net cash provided by (used in) financing activities	—	48,427	(4)	14,577	—	63,000

Effect of exchange rate changes on cash	—	—	—	(2,548)		(2,548)

Net increase (decrease) in cash and cash equivalents	—	4,708	—	(3,755)	—	953
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$17,054	$—	$9,850	$—	$26,904

In thousands	For the Six Months Ended June 30, 2012
	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(38,477)	$11	$133	$—	$(38,333)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,224)	—	—	—	(19,224)
Purchase of property and equipment	—	(29,029)	—	—	—	(29,029)
Purchase of assets held for sale	—	(1,786)	—	—	—	(1,786)
Proceeds from sale of property and equipment	—	52	—	—	—	52
Proceeds from disposal of assets held for sale	—	1,549	—	—	—	1,549

Net cash provided by (used in) investing activities	—	(48,438)	—	—	—	(48,438)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,540,202	—	—	—	1,540,202
Repayments of revolving credit facility	—	(1,436,066)	—	—	—	(1,436,066)
Outstanding checks	—	(12,442)	—	—	—	(12,442)
Payments of other long-term debt	—	(1,569)	(11)	—	—	(1,580)

Net cash provided by (used in) financing activities	—	90,125	(11)	—	—	90,114

Net increase (decrease) in cash and cash equivalents	—	3,210	—	133	—	3,343
Cash and cash equivalents - beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents - end of period	$—	$17,328	$—	$994	$—	$18,322

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

Company Overview

We are the leading replacement tire distributor in North America, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 133 distribution centers in the United States (U.S.) and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 72,000 customers (approximately 62,000 in the U.S. and 10,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the U.S. is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 3.0% and 11.3%, respectively, of our net sales in fiscal 2012. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 9%.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers - Bridgestone, Continental, Goodyear and Michelin - as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent 80.3% of our net sales for the quarter ended June 29, 2013. The remainder of net sales is derived from other tire sales (16.5%), custom wheels (2.1%) and tire supplies, tools and other products (1.1%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

From 1955 through 2012, U.S. replacement tire unit shipments increased by an average of approximately 2.6% per year. The impact of the recent recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. Despite an increase in miles driven during 2012, the U.S. and Canadian replacement tire markets continued the negative growth trend as replacement tire unit shipments were down 1.8% and 5.5%, respectively, as compared to 2011. Our outlook for 2013 reflects little or no market improvement, however, we expect to continue to follow our historic trend and outperform expectations of the market.

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. From the second half of 2010 through December 2012, we opened new distribution centers in 17 locations throughout the contiguous United States. During the first six months of 2013, we continued to execute our plan of expansion by opening new distribution centers in Chattanooga, TN, Manchester, NH and Missouri City, TX.

On April 30, 2013, we completed the acquisition of Regional Tire Holdings, Inc. (“Holdco”) pursuant to a Share Purchase Agreement dated as of March 22, 2013, among TriCan Tire Distributors, ATDI, Holdco and Regional Tire Distributors Inc., a 100% owned subsidiary of Holdco (“RTD”), for aggregate cash consideration of approximately $64.9 million which includes initial working capital adjustments. Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD was funded by borrowings under our Sixth Amended and Restated Credit Agreement, as amended as more fully described below.

In connection with the acquisition of RTD, on March 22, 2013, Holdings entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (“First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million to be used to fund the acquisition and, to the extent not so used, for general corporate purposes, subject to a borrowing base specific thereto, and (2) increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the acquisition of RTD on or before May 31, 2013. The acquisition of RTD occurred, and the First Amendment became effective, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility. Immediately following the closing of the acquisition of RTD, $50.1 million was drawn on the FILO Facility.

On November 30, 2012, we completed the purchase of all of the issued and outstanding common shares of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors (“TriCan”). TriCan is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with 15 distribution centers stretching across the country. The acquisition was funded through our ABL Facility, which was amended and restated in connection with the acquisition. Prior to the closing of the acquisition, we received a cash contribution of $60.0 million from our parent, which was used to reduce amounts then outstanding under the ABL Facility. The cash contribution was funded from the proceeds of the sale by Accelerate Parent Corp., Holdings’ indirect parent, of common stock to affiliates of TPG Capital L.P. and certain co-investors. See “ - Liquidity and Capital Resources - ABL Facility.” The purchase of TriCan expanded our distribution services beyond the borders of the United States for the first time.

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

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 29, 2013 and June 30, 2012 each contain operating results for 13 weeks. The six months ended June 29, 2013 and June 30, 2012 each contain operating results for 26 weeks. It should be noted that our year-end and quarter-end reporting dates are different from our recently acquired subsidiaries, TriCan and RTD. Both TriCan and RTD have a calendar year-end and quarterly reporting date. The impact from this difference on the consolidated financial statements is not material.

Quarter Ended June 29, 2013 Compared to the Quarter Ended June 30, 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	June 29, 2013	June 30, 2012	Favorable (unfavorable)	Favorable (unfavorable)	June 29, 2013	June 30, 2012

Net sales	$955,075	$874,365	$80,710	9.2%	100.0%	100.0%
Cost of goods sold	802,492	731,786	(70,706)	(9.7%)	84.0%	83.7%
Selling, general and administrative expenses	138,567	129,461	(9,106)	(7.0%)	14.5%	14.8%
Transaction expenses	2,266	675	(1,591)	(235.7%)	0.2%	0.1%

Operating income (loss)	11,750	12,443	(693)	(5.6%)	1.2%	1.4%
Other income (expense):
Interest expense	(17,387)	(16,979)	(408)	(2.4%)	(1.8%)	(1.9%)
Other, net	(1,935)	(682)	(1,253)	(183.7%)	(0.2%)	(0.1%)

Income (loss) from operations before income taxes	(7,572)	(5,218)	(2,354)	(45.1%)	(0.8%)	(0.6%)
Provision (benefit) for income taxes	(1,735)	(10,347)	(8,612)	(83.2%)	(0.2%)	(1.2%)

Net income (loss)	$(5,837)	$5,129	$(10,966)	(213.8%)	(0.6%)	0.6%

Net Sales

Net sales for the quarter ended June 29, 2013 were $955.1 million, a $80.7 million, or 9.2% increase, as compared with the quarter ended June 30, 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan and RTD. These growth initiatives added $113.4 million of incremental sales in the second quarter of 2013. However, this increase was partially offset by lower net tire pricing of $26.7 million, primarily driven by manufacturer price repositioning and an overall softer sales unit environment.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 29, 2013 were $802.5 million, a $70.7 million, or 9.7% increase, as compared with the quarter ended June 30, 2012. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan and RTD. These growth initiatives added $94.7 million of incremental costs in the second quarter of 2013. Cost of goods sold for the quarter ended June 29, 2013 also includes $2.7 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of RTD. These increases were partially offset by lower net tire pricing and an overall softer sales unit environment.

Cost of goods sold as a percentage of net sales was 84.0% for the quarter ended June 29, 2013, an increase compared with 83.7% during the quarter ended June 30, 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $2.7 million non-cash amortization of the inventory step-up recorded in connection with the RTD acquisition. This charge had a 0.3 point impact on cost of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 29, 2013 were $138.6 million, a $9.1 million, or a 7.0% increase as compared with the quarter ended June 30, 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of CTO, TriCan and RTD. Combined, these factors added $16.0 million of incremental costs to the second quarter of 2013. In addition, we also experienced a $1.0 million increase to occupancy expenses due to higher occupancy costs as we expanded several of our distribution centers to better service our existing customers. These increases were partially offset by a decrease in salaries and wage expense of $5.6 million, which related to lower incentive and commission compensation, as well as, improved operating efficiencies and headcount leverage in most of our distribution centers.

Transaction Expenses

Transaction expenses for the quarter ended June 29, 2013 were $2.3 million and were primarily related to costs associated with our acquisitions of RTD in April 2013 and TriCan in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended June 30, 2012, transaction expenses of $0.7 million primarily related to acquisition costs associated with our acquisition of CTO in May 2012.

Interest Expense

Interest expense for the quarter ended June 29, 2013 was $17.4 million, a $0.4 million or a 2.4% increase, compared with the quarter ended June 30, 2012. This increase was due to higher debt levels associated with our ABL Facility, which were driven by our acquisitions of CTO, TriCan and RTD. Included in interest expense for the quarter ended June 29, 2013 was a $0.9 million gain associated with the fair value changes of our interest rate swaps, compared to a $0.4 million loss for the quarter ended June 30, 2012.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended June 29, 2013 was $1.7 million, based on a pre-tax loss of $7.6 million; our effective tax rate under the discrete method was 22.9%. For the quarter ended June 30, 2012, our income tax benefit was $10.3 million which was based on a pre-tax loss of $5.2 million; our effective tax rate was 198.3% based on the estimate of the annual effective tax rate for the full year. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to a tax benefit related to lower income taxes on international operations and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Six Months Ended	Six Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	June 29, 2013	June 30, 2012	Favorable (unfavorable)	Favorable (unfavorable)	June 29, 2013	June 30, 2012

Net sales	$1,795,053	$1,668,497	$126,556	7.6%	100.0%	100.0%
Cost of goods sold	1,510,648	1,401,097	(109,551)	(7.8%)	84.2%	84.0%
Selling, general and administrative expenses	275,071	248,780	(26,291)	(10.6%)	15.3%	14.9%
Transaction expenses	3,289	1,261	(2,028)	(160.8%)	0.2%	0.1%

Operating income (loss)	6,045	17,359	(11,314)	(65.2%)	0.3%	1.0%
Other income (expense):
Interest expense	(34,627)	(33,731)	(896)	(2.7%)	-1.9%	-2.0%
Other, net	(2,908)	(1,384)	(1,524)	(110.1%)	-0.2%	-0.1%

Income (loss) from operations before income taxes	(31,490)	(17,756)	(13,734)	(77.3%)	-1.8%	-1.1%
Provision (benefit) for income taxes	(9,362)	(15,808)	(6,446)	(40.8%)	-0.5%	-0.9%

Net income (loss)	$(22,128)	$(1,948)	$(20,180)	(1,035.9%)	-1.2%	-0.1%

Net Sales

Net sales for the six months ended June 29, 2013 were $1,795.1 million, a $126.6 million, or 7.6% increase, as compared with the six months ended June 30, 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan and RTD. These growth initiatives added $178.4 million of incremental sales during the six months ended June 29, 2013. However, this increase was partially offset by lower net tire pricing of $34.5 million, primarily driven by manufacturer price repositioning, one less selling day in 2013 as compared to 2012, and an overall softer sales unit environment.

Cost of Goods Sold

Cost of goods sold for the six months ended June 29, 2013 were $1,510.6 million, a $109.6 million, or 7.8% increase, as compared with the six months ended June 30, 2012. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan and RTD. These growth initiatives added $147.7 million of incremental costs in the second quarter of 2013. Cost of goods sold for the six months ended June 29, 2013 also includes $4.9 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan and RTD. These increases were partially offset by lower net tire pricing, one less selling day in 2013 as compared to 2012, and an overall softer sales unit environment.

Cost of goods sold as a percentage of net sales was 84.2% for the six months ended June 29, 2013, an increase compared with 84.0% during the six months ended June 30, 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $4.9 million non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan and RTD, which had a 0.3 point impact on cost of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 29, 2013 were $275.1 million, a $26.3 million, or a 10.6% increase as compared with the six months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of CTO, TriCan and RTD. Combined, these factors added $27.6 million of incremental costs to the first six months of 2013. In addition, we also experienced a $5.1 million increase to vehicle and occupancy expenses due to a higher overall consumption of fuel and other vehicle related expenses as well as increases in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation and amortization expense added an additional $1.8 million of costs to the six months ended June 29, 2013 as we increased our capital expenditure costs for information system technologies. These increases were partially offset by a decrease in salaries and wage expense of $5.9 million, which related to lower incentive and commission compensation, as well as, improved operating efficiencies and headcount leverage in most of our distribution centers.

Transaction Expenses

Transaction expenses for the six months ended June 29, 2013 were $3.3 million and were primarily related to costs associated with our acquisitions of RTD in April 2013 and TriCan in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the six months ended June 30, 2012, transaction expenses of $1.3 million primarily related to acquisition costs associated with our acquisition of CTO in May 2012.

Interest Expense

Interest expense for the six months ended June 29, 2013 was $34.6 million, a $0.9 million or a 2.7% increase, compared with the six months ended June 30, 2012. This increase was due to higher debt levels associated with our ABL Facility, which were driven by our acquisitions of CTO, TriCan and RTD. Included in interest expense for the six months ended June 29, 2013 was a $1.4 million gain associated with the fair value changes of our interest rate swaps, compared to a $0.6 million loss for the six months ended June 30, 2012.

Provision (Benefit) for Income Taxes

Our income tax benefit for the six months ended June 29, 2013 was $9.4 million, based on a pre-tax loss of $31.5 million; our effective tax rate under the discrete method was 29.7%. For the six months ended June 30, 2012, our income tax benefit was $15.8 million which was based on a pre-tax loss of $17.8 million; our effective tax rate was 89.0% based on the estimate of the annual effective tax rate for the full year. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to a tax benefit related to lower income taxes on international operations and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	June 29, 2013	December 29, 2012
Cash and cash equivalents	$26,904	$25,951
Working capital	561,455	545,969
Total debt	1,022,369	951,204
Total stockholders’ equity	677,855	705,654
Debt-to-capital ratio	60.1%	57.4%

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility. We currently do not intend nor foresee a need to repatriate funds from our Canadian subsidiaries to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect our cash flow from U.S. operations, combined with availability under our U.S. ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in the U.S. during the next twelve month period. In addition, we expect our cash flow from U.S. operations and our availability under our U.S. ABL Facility to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending in the U.S. during the foreseeable future. We expect cash flows from our Canadian operations, combined with availability under our Canadian ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in Canada during the next twelve month period and thereafter for the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of June 29, 2013, our total indebtedness is $1,022.4 million with a debt-to-capital ratio of 60.1%. Cash interest payments for the six months ended June 29, 2013 and June 30, 2012 amounted to $33.0 million and $31.0 million, respectively. As of June 29, 2013, we have an additional $129.3 million of availability under our U.S. ABL Facility and an additional $40.0 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, many of which are described under “Item 1A - Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that, to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012

Cash provided by (used in) operating activities	$29,033	$(38,333)
Cash provided by (used in) investing activities	(88,532)	(48,438)
Cash provided by (used in) financing activities	63,000	90,114

Effect of exchange rate changes on cash	(2,548)	—
Net increase (decrease) in cash and cash equivalents	953	3,343
Cash and cash equivalents - beginning of period	25,951	14,979

Cash and cash equivalents - end of period	$26,904	$18,322

Cash payments for interest	$33,036	$31,033
Cash payments (receipts) for taxes, net	$2,464	$1,355
Capital expenditures financed by debt	$—	$515

Operating Activities

Net cash provided by operating activities for the six months ended June 29, 2013 was $29.0 million compared with cash used in operating activities of $38.3 million during the six months ended June 30, 2012. During the current period, working capital requirements resulted in a cash inflow of $3.8 million, primarily driven by an increase in accounts payable associated with the timing of vendor payments and a decrease in customer accounts receivable. These amounts were partially offset by changes in inventory levels which resulted in a cash outflow during the current period as a result of stocking new distribution centers opened during the year, seasonal changes in inventory stocking levels, and our recent acquisitions.

Net cash used in operating activities for the six months ended June 30, 2012 was $38.3 million, of which $74.7 million related to working capital requirements. Inventory increased $110.5 million as a result of seasonal build in our inventory as well as stocking two new distribution centers opened during the first quarter of 2012. In addition, higher sales volume led to a $26.2 million increase to accounts receivable. However, these amounts were partially offset by a $62.9 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments.

Investing Activities

Net cash used in investing activities for the six months ended June 29, 2013 was $88.5 million, compared with $48.4 million during the six months ended June 30, 2012. The change was primarily associated with cash paid for acquisitions, which resulted in a $45.6 million increase in the current period. In addition, we invested $23.8 million and $29.0 million in property and equipment purchases during the six months ended June 29, 2013 and June 30, 2012, respectively, which included information technology upgrades, information technology application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the six months ended June 29, 2013 was $63.0 million, compared with $90.1 million during the six months ended June 30, 2012. The change was primarily related to lower net borrowings from our ABL Facility, specifically our U.S. ABL facility, due to the reduction in cash outflow for working capital requirements between periods.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the six months ended June 29, 2013 were $33.0 million, compared with $31.0 million paid during the six months ended June 30, 2012. Despite higher average debt levels during the current period, we experienced lower average interest rates on the outstanding debt during the six months ended June 29, 2013. As well, we paid an additional $0.2 million during the six months ended June 29, 2013 related to our interest rate swaps.

Net cash payments for taxes during the six months ended June 29, 2013 were $2.5 million, compared with $1.4 million during the six months ended June 30, 2012. The difference between the periods primarily relates to the timing of income tax extension payments.

Indebtedness

The following table summarizes our outstanding debt at June 29, 2013:

		Interest Rate	Outstanding
In thousands	Matures	(1)	Balance

U.S. ABL Facility	2017	2.8%	$486,567
Canadian ABL Facility	2017	4.4	25,159
FILO Facility	2014	5.8	49,023
Senior Secured Notes	2017	9.75	248,006
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2013 - 2027	7.1 - 12.3	12,343
Other	2014 - 2021	8.0 - 10.6	1,271

Total debt			1,022,369
Less - Current maturities			(522)

Long-term debt			$1,021,847

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at June 29, 2013.

ABL Facility

In connection with the acquisition of TriCan on November 30, 2012, we amended and restated our Fifth Amended and Restated Credit Agreement in order to provide for borrowings under the agreement by TriCan and make certain other amendments (as so amended and restated, the “Sixth Amended and Restated Credit Agreement”). The Sixth Amended and Restated Credit Agreement provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $60.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). The U.S. ABL Facility provides for revolving loans available to ATDI, its 100% owned subsidiary Am-Pac Tire Dist. Inc. and any other U.S. subsidiary that we designate in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to TriCan and any other Canadian subsidiaries that we designate in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the Sixth Amended and Restated Credit Agreement is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017.

In connection with the acquisition of RTD, on March 22, 2013, we entered into the First Amendment to Sixth Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment (1) provides the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million, subject to a borrowing base specific thereto, and (2) increases the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the RTD acquisition on or before May 31, 2013. The closing of the RTD acquisition occurred, and the borrowings under the FILO Facility became available, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility or the material terms under which either facility may be accelerated or the U.S. ABL Facility may be increased. Immediately following the closing of the RTD acquisition, $50.1 million was drawn on the FILO Facility.

As of June 29, 2013, we had $486.6 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $129.3 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at June 29, 2013 was $25.2 million, leaving $40.0 million available for additional borrowings. The outstanding balance of the FILO Facility as of June 29, 2013 was $49.0 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of June 29, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of June 29, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1/2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of June 29, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1/2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of June 29, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

Borrowings under the FILO Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.50% as of June 29, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1/2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.50% as of June 29, 2013. The applicable margins under the FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the aggregate ABL Facility.

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

The FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. loan parties, as applicable; plus

•	7.5% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. loan parties, as applicable.

All obligations under the U.S. ABL Facility and the FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan, RTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility contains customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the combined ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the combined ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of June 29, 2013, our additional borrowing availability under the combined ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 29,	June 30,	June 29,	June 30,
In thousands	2013	2012	2013	2012
Net income (loss)	$(5,837)	$5,129	$(22,128)	$(1,948)
Depreciation and amortization	26,109	22,186	51,140	43,240
Interest expense	17,387	16,979	34,627	33,731
Income tax provision (benefit)	(1,735)	(10,347)	(9,362)	(15,808)
Management fee	1,255	1,153	2,246	2,300
Stock-based compensation	784	597	1,452	1,154
Transaction fees	2,266	675	3,289	1,261
Inventory step up	2,713	—	4,907	—
Other	1,303	424	1,985	992

Adjusted EBITDA	$44,245	$36,796	$68,156	$64,922

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of June 29, 2013, our total obligations as guarantor on these leases are approximately $2.4 million extending over six years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.2 million as of June 29, 2013. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the six months ended June 29, 2013, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance on December 30, 2012 the first day of our 2013 fiscal year; we perform our annual impairment test in the fourth quarter and does not expect the impact of adopting this standard to have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which amended the guidance for reporting reclassifications out of accumulated other comprehensive income. The amended guidance will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is entirely reclassified to net income, as required by U.S. GAAP. For other amounts, that are not required by U.S. GAAP to be entirely reclassified to net income, an entity is required to cross-reference other disclosures that will provide additional detail concerning these amounts. The amendments are effective for reporting periods beginning after December 15, 2012. We adopted this guidance on December 30, 2012 and its adoption did not impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our U.S. ABL Facility, Canadian ABL Facility and FILO Facility are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility and the FILO Facility are tied to Base Rate, as defined, or LIBOR. Interest on the Canadian ABL Facility is tied to Base Rate, as defined, or Prime Rate, as defined. At June 29, 2013, the total amount outstanding under our U.S. ABL Facility, Canadian ABL Facility and FILO facility that was subject to interest rate changes was $560.7 million.

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

At June 29, 2013, $360.7 million of the total outstanding balance of our U.S. and Canadian ABL Facilities and our FILO Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $3.6 million.

The financial position and results of operations for TriCan, our 100% owned subsidiary acquired during 2012, and RTD, our 100% owned subsidiary acquired on April 30, 2013, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of June 29, 2013, we did not have any foreign currency derivatives in place.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2013	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)