Form 10-Q
period 2013-09-28
American Tire Distributors Holdings, Inc.
filed 2013-11-08
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Number of common shares outstanding at November 4, 2013: 1,000

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

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,321	$25,951
Accounts receivable, net	323,877	301,303
Inventories	759,649	721,672
Income tax receivable	369	369
Deferred income taxes	15,957	16,458
Assets held for sale	3,369	7,151
Other current assets	16,794	20,695

Total current assets	1,147,336	1,093,599

Property and equipment, net	143,242	129,882
Goodwill	504,045	483,143
Other intangible assets, net	731,298	738,698
Other assets	52,232	58,680

Total assets	$2,578,153	$2,504,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,042	$502,221
Accrued expenses	64,671	44,916
Current maturities of long-term debt	533	493

Total current liabilities	579,246	547,630

Long-term debt	1,020,820	950,711
Deferred income taxes	277,987	285,345
Other liabilities	17,358	14,662
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	758,385	756,338
Accumulated earnings (deficit)	(71,445)	(50,541)
Accumulated other comprehensive income (loss)	(4,198)	(143)

Total stockholders’ equity	682,742	705,654

Total liabilities and stockholders’ equity	$2,578,153	$2,504,002

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended September 28, 2013	Quarter Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net sales	$987,894	$915,340	$2,782,947	$2,583,837
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	817,544	765,768	2,328,192	2,166,865
Selling, general and administrative expenses	146,353	129,159	421,424	377,939
Transaction expenses	1,015	799	4,304	2,060

Operating income (loss)	22,982	19,614	29,027	36,973
Other income (expense):
Interest expense	(20,625)	(18,744)	(55,252)	(52,475)
Other, net	(648)	(1,418)	(3,556)	(2,802)

Income (loss) from operations before income taxes	1,709	(548)	(29,781)	(18,304)
Income tax provision (benefit)	485	10,054	(8,877)	(5,754)

Net income (loss)	$1,224	$(10,602)	$(20,904)	$(12,550)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	68	58	187	113
Foreign currency translation	3,000	—	(4,242)	—

Other comprehensive income (loss)	3,068	58	(4,055)	113

Comprehensive income (loss)	$4,292	$(10,544)	$(24,959)	$(12,437)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

						Accumulated
	Total			Additional	Accumulated	Other
	Stockholders’	Common Stock		Paid-In	Earnings	Comprehensive
In thousands, except share amounts	Equity	Shares	Amount	Capital	(Deficit)	(Loss) Income
Balance, December 29, 2012	$705,654	1,000	$—	$756,338	$(50,541)	$(143)
Net income (loss)	(20,904)	—	—	—	(20,904)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	187	—	—	—	—	187
Foreign currency translation	(4,242)	—	—	—	—	(4,242)
Stock-based compensation expense	2,047	—	—	2,047	—	—

Balance, September 28, 2013	$682,742	1,000	$—	$758,385	$(71,445)	$(4,198)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Cash flows from operating activities:
Net income (loss)	$(20,904)	$(12,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,456	65,656
Amortization of other assets	3,294	3,648
Benefit for deferred income taxes	(17,864)	(11,897)
Inventory step-up amortization	5,007	—
Provision for doubtful accounts	1,673	1,546
Stock-based compensation	2,047	2,761
Other, net	2,317	2,679
Change in operating assets and liabilities:
Accounts receivable	(13,549)	(28,809)
Inventories	(18,031)	(53,836)
Income tax receivable	644	1,232
Other current assets	4,005	(4,410)
Accounts payable and accrued expenses	12,965	9,632
Other, net	(913)	(1,179)

Net cash provided by (used in) operating activities	39,147	(25,527)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(70,566)	(19,224)
Purchase of property and equipment	(34,924)	(42,177)
Purchase of assets held for sale	(1,924)	(3,281)
Proceeds from sale of property and equipment	88	84
Proceeds from sale of assets held for sale	5,389	3,078

Net cash provided by (used in) investing activities	(101,937)	(61,520)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,239,558	2,513,600
Repayments of revolving credit facility	(2,168,837)	(2,423,995)
Outstanding checks	(3,582)	(928)
Payments of deferred financing costs	(1,106)	—
Payments of other long-term debt	(292)	(1,807)

Net cash provided by (used in) financing activities	65,741	86,870

Effect of exchange rate changes on cash	(1,581)	—
Net increase (decrease) in cash and cash equivalents	1,370	(177)
Cash and cash equivalents - beginning of period	25,951	14,979

Cash and cash equivalents - end of period	$27,321	$14,802

Supplemental disclosures of cash flow information:
Cash payments for interest	$38,535	$34,913
Cash payments (receipts) for taxes, net	$12,876	$6,197

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$—	$515

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 28, 2013 and September 29, 2012 each contain operating results for 13 weeks. The nine months ended September 28, 2013 and September 29, 2012 each contain operating results for 39 weeks. It should be noted that the Company and its recently acquired subsidiaries, TriCan Tire Distributors (“TriCan”) and Regional Tire Distributors Inc. (“RTD”), have different year-end and quarter-end reporting dates. Both TriCan and RTD have a calendar year-end and quarterly reporting date. The impact from this difference on the consolidated financial statements is not material.

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

On August 30, 2013, the Company entered into a Stock Purchase Agreement with Tire Distributors, Inc. (“TDI”) to acquire 100% of the outstanding capital stock of TDI. TDI owned and operated one distribution center serving over 1,700 customers across Maryland and northeastern Virginia. The acquisition was completed on August 30, 2013 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of TDI is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

The acquisition of TDI was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $3.4 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $1.7 million. The premium in the purchase price paid for the acquisition of TDI reflects the anticipated realization of operational and cost synergies. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately.

On March 22, 2013, TriCan and ATDI entered into a Share Purchase Agreement with Regional Tire Holdings Inc., a corporation formed under the laws of the Province of Ontario (“Holdco”), RTD, a corporation formed under the laws of the Province of Ontario and a 100% owned subsidiary of Holdco, and the shareholders of Holdco, pursuant to which TriCan agreed to acquire from the shareholders of Holdco all of the issued and outstanding shares of Holdco for a purchase price of $62.5 million. Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD significantly expands the Company’s presence in the Ontario and Atlantic Provinces of Canada and complements the Company’s current operations in Canada.

The acquisition of RTD was completed on April 30, 2013 for aggregate cash consideration of approximately $64.9 million (the “Adjusted Purchase Price”) which includes initial working capital adjustments. The acquisition of RTD was funded by borrowings under the Company’s ABL Facility and FILO Facility, as more fully described in Note 9. The Adjusted Purchase Price was subject to certain post-closing adjustments, including, but not limited to, the finalization of working capital adjustments. Of the $64.9 million Adjusted Purchase Price, $6.3 million is held in escrow pending the resolution of the post-closing adjustments and other escrow release conditions in accordance with the terms of the purchase agreement and escrow agreement. During third quarter 2013, the Company and the shareholders of Holdco agreed on the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increased the Adjusted Purchase Price by $1.0 million to $65.9 million with a corresponding increase to goodwill of $1.0 million.

The acquisition of RTD was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the Adjusted Purchase Price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The allocation of the Adjusted Purchase Price is as follows:

In thousands
Cash	$904
Accounts receivable	10,093
Inventory	21,685
Other current assets	998
Property and equipment	1,050
Intangible assets	42,990
Other assets	52

Total assets acquired	77,772
Debt	—
Accounts payable	7,817
Accrued and other liabilities	12,740
Deferred income taxes	11,692

Total liabilities assumed	32,249
Net assets acquired	45,523
Goodwill	20,375

Purchase price	$65,898

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $20.4 million. The premium in the purchase price paid for the acquisition of RTD primarily relates to growth opportunities from expanding the Company’s distribution footprint into Eastern Canada and through operating synergies available via the consolidation of certain distribution centers in Eastern Canada.

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

RTD contributed net sales of approximately $60.6 million to the Company for the period from May 1, 2013 to September 28, 2013. Net loss contributed by RTD since the acquisition date was approximately $1.0 million which included non-cash amortization of the inventory step-up of $2.7 million and non-cash amortization expense on acquired intangible assets of $3.1 million.

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

	Pro Forma
In thousands	Quarter Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net sales	$994,312	$2,817,147	$2,777,157
Net income (loss)	(9,410)	(23,840)	(13,065)

The pro forma supplementary data for the quarter and nine months ended September 29, 2012 and for the nine months ended September 28, 2013 includes $3.3 million, $10.2 million and $2.3 million, respectively, as an adjustment to historical amortization expense as a result of acquired intangible assets.

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

Inventories consist primarily of tires, custom wheels and accessories and tire supplies and tools. Reported amounts are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility and the FILO Facility. See Note 9 for further information.

As a result of the TriCan, RTD and TDI acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million and $0.2 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value for each acquisition was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying condensed consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 28, 2013 was $0.1 million and $5.0 million, respectively.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At September 28, 2013, assets held for sale totaled $3.4 million, of which $1.1 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. During the first quarter of 2013, the Company determined that the carrying value of the facility exceeded its fair value due to the current market conditions. As a result, the Company recorded a $0.5 million adjustment related to the fair value of this facility. During the third quarter of 2013, the Company received $3.9 million in cash for the sale of this facility. The carrying value of the facility was $4.0 million. Accordingly, the Company has recognized a pre-tax loss on the sales of this facility of $0.1 million within the accompanying condensed consolidated statement of comprehensive income (loss).

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. During the third quarter of 2013, the Company determined that the carrying value of this facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.3 million adjustment related to the fair value of this facility. At September 28, 2013, the carrying value of the facility was $1.5 million. See Note 15 for information on the sale of this facility subsequent to the quarter end.

During the quarter ended September 28, 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. The Company is actively marketing this property and anticipates that it will be sold within a twelve-month period. As of September 28, 2013, the carrying value of the facility was $0.8 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, December 29, 2012	$483,143
Purchase accounting adjustments	(1,348)
Acquisitions	23,652
Currency translation	(1,402)

Balance, September 28, 2013	$504,045

At September 28, 2013, the Company has recorded goodwill of $504.0 million, of which approximately $26.4 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On August 30, 2013, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of TDI. The acquisition was completed on August 30, 2013 and was funded through the Company’s ABL Facility. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $1.7 million as goodwill. See Note 4 for additional information.

On April 30, 2013, TriCan completed the acquisition of RTD pursuant to a Share Purchase Agreement entered into on March 22, 2013. The acquisition was funded through the Company’s ABL Facility and FILO Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During third quarter 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increased goodwill by $1.0 million to $20.4 million at September 28, 2013. See Note 4 for additional information.

In addition, the Company acquired the inventory and accounts receivable of a small Canadian distributor in February 2013. The purchase price was allocated to the assets acquired based on their estimated fair market value, which resulted in an increase to goodwill of $1.6 million.

On November 30, 2012, ATDI and Canada Acquisition entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of TriCan. The acquisition was completed on November 30, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During the nine months ended September 28, 2013, the Company adjusted the fair market value of certain working capital items. These adjustments increased goodwill by $1.4 million to $25.0 million at September 28, 2013. See Note 4 for additional information.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During second quarter 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increased goodwill by $0.6 million to $10.1 million at September 28, 2013. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at September 28, 2013 and December 29, 2012:

	September 28, 2013		December 29, 2012
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$675,221	$208,526	$632,589	$156,249
Noncompete agreements	12,110	5,467	7,898	2,841
Favorable leases	712	86	360	5
Tradenames	10,746	3,305	9,043	1,990

Total finite-lived intangible assets	698,789	217,384	649,890	161,085
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$948,682	$217,384	$899,783	$161,085

As part of the preliminary purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years. As part of the purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. In addition, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years as part of the purchase price allocation for CTO. See Note 4 for additional information.

Intangible asset amortization expense was $19.7 million and $16.7 million for the quarters ended September 28, 2013 and September 29, 2012 respectively. For the nine months ended September 28, 2013 and September 29, 2012, intangible asset amortization expense was $56.3 million and $48.9 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $19.8 million for the remaining three months of 2013 and approximately $72.7 million in 2014, $62.4 million in 2015, $52.6 million in 2016 and $46.0 million in 2017.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at September 28, 2013 and at December 29, 2012:

In thousands	September 28, 2013	December 29, 2012
U.S. ABL Facility	$457,515	$478,616
Canadian ABL Facility	53,062	10,976
FILO Facility	49,152	—
Senior Secured Notes	248,111	247,802
Senior Subordinated Notes	200,000	200,000
Capital lease obligations	12,277	12,469
Other	1,236	1,341

Total debt	1,021,353	951,204
Less - Current maturities	(533)	(493)

Long-term debt	$1,020,820	$950,711

The fair value of the Company’s long-term senior notes was $473.6 million at September 28, 2013 and $477.0 million at December 29, 2012. The fair value of the Senior Secured Notes is based upon quoted market values (Level 1). However, the Company uses quoted prices for similar liabilities (Level 2) in order to fair value the Senior Subordinated Notes.

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

In connection with the acquisition of RTD, on March 22, 2013, the Company entered into the First Amendment to Sixth Amended and Restated Credit Agreement, which provides for the Company’s ABL Facility and FILO Facility (the “First Amendment”). The First Amendment (1) provided the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million, subject to a borrowing base specific thereto, and (2) increased the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The additional borrowings provided for under the First Amendment were contingent upon, among other things, the closing of the RTD acquisition on or before May 31, 2013. The closing of the RTD acquisition occurred, and the borrowings under the FILO Facility became available, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility or the material terms under which either facility may be accelerated or the U.S. ABL Facility may be increased. Immediately following the closing of the RTD acquisition, $50.1 million was drawn on the FILO Facility.

As of September 28, 2013, the Company had $457.5 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $158.9 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility as of September 28, 2013 was $53.1 million, leaving $24.9 million available for additional borrowings. The outstanding balance of the FILO facility as of September 28, 2013 was $49.2 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of September 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of September 28, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of September 28, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of September 28, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of September 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of September 28, 2013. The applicable margins under the FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 70% of the lesser of cost or market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable.

The FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. loan parties, as applicable; plus

•	7.5% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. loan parties, as applicable.

All obligations under the U.S. ABL Facility and the FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan, RTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of September 28, 2013, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

The Senior Secured Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI, subject to certain exceptions. The Senior Secured Notes are also collateralized by a second-priority lien on accounts receivable and related assets and a first-priority lien on substantially all other assets (other than inventory), in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

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

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI, subject to certain exceptions.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per ASC 470 - Debt, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At September 28, 2013, the outstanding balance of the financing obligation was $12.3 million.

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

On September 4, 2013, the Company entered into a spot interest rate swap and two forward-starting interest rate swaps (collectively the “3Q 2013 Swaps”) each of which are used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The spot interest rate swap in place covers a notional amount of $100.0 million at a fixed interest rate of 1.145% and expires in September 2016. The forward-starting interest rate swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million becomes effective in September 2014 at a fixed interest rate of 1.464% and will expire in September 2016 and $50.0 million becomes effective in September 2015 at a fixed interest rate of 1.942% and will expire in September 2016. The counterparty to each swap is a major financial institution. The 3Q 2013 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of comprehensive income (loss).

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

The following tables present the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012:

		Liability Derivatives
In thousands	Balance Sheet Location	September 28, 2013	December 29, 2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Accrued expenses	$—	$149
3Q 2011 swaps - $100 million notional	Accrued expenses	903	1,314
3Q 2012 swaps - $100 million notional	Accrued expenses	265	750
3Q 2013 swaps - $200 million notional	Accrued expenses	1,787	—

Total		$2,955	$2,213

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended September 28, 2013	Quarter Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$(34)	$(149)	$(78)
1Q 2011 swap - $25 million notional	Interest Expense	—	—	—	(12)
3Q 2011 swaps - $100 million notional	Interest Expense	(10)	266	(412)	912
3Q 2012 swaps - $100 million notional	Interest Expense	316	810	(484)	810
3Q 2013 swaps - $200 million notional	Interest Expense	1,787	—	1,787	—

Total		$2,093	$1,042	$742	$1,632

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of September 28, 2013:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,135	$3,135	$—	$—

Total	$3,135	$3,135	$—	$—

Liabilities:
Derivative instruments	$2,955	$—	$2,955	$—

Total	$2,955	$—	$2,955	$—

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

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 28, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.

As discussed in Note 6, the Company determined that the carrying of the facility reacquired in 2012, and which is classified as held for sale at September 28, 2013, exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.3 million adjustment during the third quarter of 2013 related to the fair value of this facility. As of September 28, 2013, the fair value of the facility was $1.5 million and was based upon an agreement for the sale of the facility (Level 1). See Note 15 for additional information.

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on February 15, 2013 by the board of directors of the Company’s indirect parent, Accelerate Parent Corp., to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan, from 48.6 million to 52.1 million. In addition to the increase in the maximum number of shares, on February 15, 2013 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 3.5 million shares of common stock, have an exercise price of $1.20 per share, and vest over a three to five-year vesting period. As of September 28, 2013, the Company has 1.9 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 29, 2012	46,681,600	$1.01
Granted	3,500,002	1.20
Exercised	—	—
Cancelled	(66,666)	1.00

Outstanding - September 28, 2013	50,114,936	$1.02

Exercisable - September 28, 2013	27,998,413	$1.01

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at September 28, 2013 was 7.2 years and 7.1 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At September 28, 2013, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $8.2 million and the weighted-average period over which this expense will be recognized is 1.6 years.

The weighted average fair value of stock options granted during the nine months ended September 28, 2013 and September 29, 2012 was $0.54 and $0.50, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Risk-free interest rate	1.38%	1.48%
Dividend yield	—	—
Expected life	6.0 years	6.5 years
Volatility	45.39%	42.81%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at September 28, 2013 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan for the nine months ended September 28, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 29, 2012	269,298	$1.11
Granted	—	—
Vested	(159,649)	1.10
Cancelled	(21,930)	1.14

Outstanding and unvested at September 28, 2013	87,719	$1.14

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At September 28, 2013 unrecognized compensation expense related to non-vested RSUs granted under the 2010 RSU Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 0.3 years.

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

In thousands	Quarter Ended September 28, 2013	Quarter Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Stock Options	$584	$1,534	$1,962	$2,584
Restricted Stock Units	12	73	85	177

Total	$596	$1,607	$2,047	$2,761

13.	Income Taxes:

The tax provision for the nine months ended September 28, 2013, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the nine months ended September 28, 2013, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the nine months ended September 28, 2013, the Company had an income tax benefit of $8.9 million, consisting of a $7.2 million U.S. tax benefit and a $1.7 million foreign tax benefit, and an effective tax benefit rate under the discrete method of 29.8%. For the nine months ended September 29, 2012, the Company had an income tax benefit of $5.8 million which was based on a pre-tax loss of $18.3 million and an effective tax rate of 31.4%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate and the impact of several non-deductible tax items as well as the Company’s state effective tax rate, a result based on the Company’s legal entity tax structure and individual state tax filing requirements.

At September 28, 2013, the Company has a net deferred tax liability of $262.0 million, of which, $16.0 million was recorded as a current deferred tax asset and $278.0 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

At September 28, 2013, the Company had unrecognized tax benefits of $2.1 million, of which $0.9 million is included within accrued expenses and $1.2 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $1.2 million as of September 28, 2013. In addition, $0.9 million related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2010 – 2012 remain open to examination by the Internal Revenue Service. The tax years 2009 – 2012 remain open to examination by other major taxing jurisdictions to which the Company is subject (primarily Canada and other state and local jurisdictions).

In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Section 263(a) of the Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (Code Section 162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 27, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers are permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Company does not expect the Final Regulations to have a material effect on its results of operations. The Company is currently evaluating the impact on its financial condition.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of September 28, 2013, the Company’s total obligations are $2.2 million extending over six years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $2.0 million. A provision has been made for the net present value of the estimated shortfall.

15.	Subsequent Event:

On October 11, 2013, the Company completed the sale of a facility that was classified as held for sale. The Company received cash proceeds of $1.5 million which approximated the carrying value of the facility.

16.	Subsidiary Guarantor Financial Information:

ATDI is the issuer of $250.0 million in aggregate principal amount of Senior Secured Notes and $200.0 million in aggregate principal amount of Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes (collectively, the “Notes”) are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac and Tire Wholesalers, Inc. (“Tire Wholesalers”). ATDI is a direct 100% owned subsidiary of Holdings and Am-Pac and Tire Wholesalers are indirect 100% owned subsidiaries of Holdings. None of the Company’s other subsidiaries guarantees the Notes. The guarantees provided by Holdings, Am-Pac and Tire Wholesalers can be released in certain customary circumstances.

In accordance with Rule 3-10 of Regulation S-X, the following presents condensed consolidating financial information for:

•	Holdings, under the column heading “Parent Company”;

•	ATDI, under the column heading “Subsidiary Issuer”;

•	Am-Pac and Tire Wholesalers, on a combined basis, under the column heading “Guarantor Subsidiaries”; and

•	The Company’s other subsidiaries, on a combined basis, under the column heading “Non-Guarantor Subsidiaries”;

•	Consolidating entries and eliminations, under the column heading “Eliminations”; and

•	Holdings, ATDI and their subsidiaries on a consolidated basis, under the column heading “Consolidated.”

At the beginning of 2013, the Company merged a subsidiary that previously guaranteed the Notes, Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil, into ATDI.

The condensed consolidating financial information for the Company is as follows:

	As of September 28, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,874	$—	$7,447	$—	$27,321
Accounts receivable, net	—	290,277	—	33,970	(370)	323,877
Inventories	—	657,172	—	102,469	8	759,649
Assets held for sale	—	3,369	—	—	—	3,369
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,322	—	60,169	32,027	(128,518)	—
Other current assets	—	23,359	4,899	4,493	—	32,751

Total current assets	36,322	994,420	65,068	180,406	(128,880)	1,147,336

Property and equipment, net	—	137,664	367	5,211	—	143,242
Goodwill and other intangible assets, net	418,592	678,448	1,496	136,807	—	1,235,343
Investment in subsidiaries	219,099	201,569	—	—	(420,668)	—
Other assets	8,729	42,485	308	710	—	52,232

Total assets	$682,742	$2,054,586	$67,239	$323,134	$(549,548)	$2,578,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$467,779	$2,255	$44,378	$(370)	$514,042
Accrued expenses	—	55,095	53	9,523	—	64,671
Current maturities of long-term debt	—	527	6	—	—	533
Intercompany payables	—	77,436	1,155	49,927	(128,518)	—

Total current liabilities	—	600,837	3,469	103,828	(128,888)	579,246

Long-term debt	—	967,754	4	53,062	—	1,020,820
Deferred income taxes	—	253,648	587	23,752	—	277,987
Other liabilities	—	13,256	28	4,074	—	17,358
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	165,503	(511,060)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	758,385	14,120	—	—	(14,120)	758,385
Accumulated earnings (deficit)	(71,445)	(71,453)	(1,784)	(22,501)	95,738	(71,445)
Accumulated other comprehensive income (loss)	(4,198)	(4,198)	—	(4,584)	8,782	(4,198)

Total stockholders’ equity	682,742	219,091	63,151	138,418	(420,660)	682,742

Total liabilities and stockholders’ equity	$682,742	$2,054,586	$67,239	$323,134	$(549,548)	$2,578,153

	As of December 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,346	$—	$13,605	$—	$25,951
Accounts receivable, net	—	278,557	38	22,708	—	301,303
Inventories	—	682,159	—	39,513	—	721,672
Assets held for sale	—	7,151	—	—	—	7,151
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,616	—	(96,939)	—
Other current assets	—	28,299	4,899	3,955	—	37,153

Total current assets	36,323	1,008,881	65,553	79,781	(96,939)	1,093,599

Property and equipment, net	—	128,259	455	1,168	—	129,882
Goodwill and other intangible assets, net	418,592	724,681	1,636	76,932	—	1,221,841
Investment in subsidiaries	242,010	146,615	—	—	(388,625)	—
Other assets	8,729	48,430	317	1,204	—	58,680

Total assets	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$469,717	$2,255	$30,249	$—	$502,221
Accrued expenses	—	38,524	126	6,266	—	44,916
Current maturities of long-term debt	—	487	6	—	—	493
Intercompany payables	—	82,420	1,290	13,229	(96,939)	—

Total current liabilities	—	591,148	3,677	49,744	(96,939)	547,630

Long-term debt	—	939,719	9	10,983	—	950,711
Deferred income taxes	—	269,857	587	14,901	—	285,345
Other liabilities	—	14,132	46	484	—	14,662
Stockholders’ equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	756,338	12,072	—	—	(12,072)	756,338
Accumulated earnings (deficit)	(50,541)	(50,541)	(1,293)	(14,137)	65,971	(50,541)
Accumulated other comprehensive income (loss)	(143)	(143)	—	(344)	487	(143)

Total stockholders’ equity	705,654	242,010	63,642	82,973	(388,625)	705,654

Total liabilities and stockholders’ equity	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Condensed consolidating statements of comprehensive income (loss) for the quarters ended September 28, 2013 and September 29, 2012 are as follows:

	For the Quarter Ended September 28, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$900,737	$—	$87,441	$(284)	$987,894
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	747,953	—	69,883	(292)	817,544
Selling, general and administrative expenses	—	128,907	76	17,370	—	146,353
Transaction expenses	—	980	—	35	—	1,015

Operating income (loss)	—	22,897	(76)	153	8	22,982
Other (expense) income:
Interest expense	—	(20,092)	—	(533)	—	(20,625)
Other, net	—	(849)	—	201	—	(648)
Equity earnings of subsidiaries	1,224	(157)	—	—	(1,067)	—

Income (loss) from operations before income taxes	1,224	1,799	(76)	(179)	(1,059)	1,709
Income tax provision (benefit)	—	583	(21)	(77)	—	485

Net income (loss)	$1,224	$1,216	$(55)	$(102)	$(1,059)	$1,224

Comprehensive income (loss)	$4,292	$4,284	$(55)	$2,898	$(7,127)	$4,292

	For the Quarter Ended September 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$915,663	$—	$(323)	$—	$915,340
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	765,728	—	40	—	765,768
Selling, general and administrative expenses	—	126,937	162	2,060	—	129,159
Transaction expenses	—	799	—	—	—	799

Operating income (loss)	—	22,199	(162)	(2,423)	—	19,614
Other (expense) income:
Interest expense	—	(18,744)	—	—	—	(18,744)
Other, net	—	(1,420)	4	(2)	—	(1,418)
Equity earnings of subsidiaries	(10,602)	(6,037)	—	—	16,639	—

Income (loss) from operations before income taxes	(10,602)	(4,002)	(158)	(2,425)	16,639	(548)
Income tax provision (benefit)	—	6,600	299	3,155	—	10,054

Net income (loss)	$(10,602)	$(10,602)	$(457)	$(5,580)	$16,639	$(10,602)

Comprehensive income (loss)	$(10,544)	$(10,544)	$(457)	$(5,580)	$16,581	$(10,544)

Condensed consolidating statements of comprehensive income (loss) for the nine months ended September 28, 2013 and September 29, 2012 are as follows:

	For the Nine Months Ended September 28, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,597,488	$3	$185,740	$(284)	$2,782,947
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,172,886	—	155,598	(292)	2,328,192
Selling, general and administrative expenses	—	381,305	678	39,441	—	421,424
Transaction expenses	—	3,821	—	483	—	4,304

Operating income (loss)	—	39,476	(675)	(9,782)	8	29,027
Other (expense) income:
Interest expense	—	(54,077)	(33)	(1,142)	—	(55,252)
Other, net	—	(2,873)	2	(685)	—	(3,556)
Equity earnings of subsidiaries	(20,904)	(8,855)	—	—	29,759	—

Income (loss) from operations before income taxes	(20,904)	(26,329)	(706)	(11,609)	29,767	(29,781)
Income tax provision (benefit)	—	(5,417)	(215)	(3,245)	—	(8,877)

Net income (loss)	$(20,904)	$(20,912)	$(491)	$(8,364)	$29,767	$(20,904)

Comprehensive income (loss)	$(24,959)	$(24,967)	$(491)	$(12,606)	$38,064	$(24,959)

	For the Nine Months Ended September 29, 2012
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,585,097	$—	$(1,260)	$—	$2,583,837
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,166,770	—	95	—	2,166,865
Selling, general and administrative expenses	—	369,175	779	7,985	—	377,939
Transaction expenses	—	2,060	—	—	—	2,060

Operating income (loss)	—	47,092	(779)	(9,340)	—	36,973
Other (expense) income:
Interest expense	—	(52,475)	—	—	—	(52,475)
Other, net	—	(2,806)	6	(2)	—	(2,802)
Equity earnings of subsidiaries	(12,550)	(6,863)	—	—	19,413	—

Income (loss) from operations before income taxes	(12,550)	(15,052)	(773)	(9,342)	19,413	(18,304)
Income tax provision (benefit)	—	(2,502)	(249)	(3,003)	—	(5,754)

Net income (loss)	$(12,550)	$(12,550)	$(524)	$(6,339)	$19,413	$(12,550)

Comprehensive income (loss)	$(12,437)	$(12,437)	$(524)	$(6,339)	$19,300	$(12,437)

Condensed consolidating statements of cash flows for the nine months ended September 28, 2013 and September 29, 2012 are as follows:

In thousands	For the Nine Months Ended September 28, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$13,852	$5	$25,290	$—	$39,147

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,866)	—	(68,700)	—	(70,566)
Purchase of property and equipment	—	(31,577)	—	(3,347)	—	(34,924)
Purchase of assets held for sale	—	(1,924)	—	—	—	(1,924)
Proceeds from sale of property and equipment	—	70	—	18	—	88
Proceeds from disposal of assets held for sale	—	5,389	—	—	—	5,389

Net cash provided by (used in) investing activities	—	(29,908)	—	(72,029)	—	(101,937)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,146,992	—	92,566	—	2,239,558
Repayments of revolving credit facility	—	(2,118,942)	—	(49,895)	—	(2,168,837)
Outstanding checks	—	(3,582)	—	—	—	(3,582)
Payments of other long-term debt	—	(287)	(5)	—	—	(292)
Payments of deferred financing costs	—	(597)	—	(509)	—	(1,106)

Net cash provided by (used in) financing activities	—	23,584	(5)	42,162	—	65,741

Effect of exchange rate changes on cash	—	—	—	(1,581)		(1,581)

Net increase (decrease) in cash and cash equivalents	—	7,528	—	(6,158)	—	1,370
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$19,874	$—	$7,447	$—	$27,321

In thousands	For the Nine Months Ended September 29, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(25,498)	$14	$(43)	$—	$(25,527)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(19,224)	—	—	—	(19,224)
Purchase of property and equipment	—	(42,177)	—	—	—	(42,177)
Purchase of assets held for sale	—	(3,281)	—	—	—	(3,281)
Proceeds from sale of property and equipment	—	84	—	—	—	84
Proceeds from disposal of assets held for sale	—	3,078	—	—	—	3,078

Net cash provided by (used in) investing activities	—	(61,520)	—	—	—	(61,520)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,513,600	—	—	—	2,513,600
Repayments of revolving credit facility	—	(2,423,995)	—	—	—	(2,423,995)
Outstanding checks	—	(928)	—	—	—	(928)
Payments of other long-term debt	—	(1,793)	(14)	—	—	(1,807)

Net cash provided by (used in) financing activities	—	86,884	(14)	—	—	86,870

Net increase (decrease) in cash and cash equivalents	—	(134)	—	(43)	—	(177)
Cash and cash equivalents - beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents - end of period	$—	$13,984	$—	$818	$—	$14,802

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

Company Overview

We are the leading replacement tire distributor in North America, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 131 distribution centers in the United States (U.S.) and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 72,000 customers (approximately 62,000 in the U.S. and 10,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the U.S. is approximately 10%, up from approximately 1% in 1996, with our largest customer and top ten customers accounting for less than 3.0% and 11.3%, respectively, of our net sales in fiscal 2012. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 9%.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represent 80.1% of our net sales for the quarter ended September 28, 2013. The remainder of net sales is derived from other tire sales (17.4%), custom wheels (1.8%) and tire supplies, tools and other products (0.7%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

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

Despite these recent market declines, we believe that, going forward, growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. From the second half of 2010 through December 2012, we opened new distribution centers in 17 locations throughout the contiguous United States. During the first nine months of 2013, we continued to execute our plan of expansion by opening new distribution centers in Chattanooga, TN, Manchester, NH, Missouri City, TX and Albany, NY.

On September 4, 2013, we entered into a spot interest rate swap and two forward-starting interest rate swaps (collectively the “3Q 2013 Swaps”), each of which are used to hedge a portion of our exposure to changes in our variable interest rate debt. The spot interest rate swap covers a notional amount of $100.0 million at a fixed interest rate of 1.145% and expires in September 2016. The forward-starting interest rate swaps cover an aggregate notional amount of $100.0 million, of which $50.0 million becomes effective in September 2014 at a fixed interest rate of 1.464% and will expire in September 2016 and $50.0 million becomes effective in September 2015 at a fixed interest rate of 1.942% and will expire in September 2016. The 3Q 2013 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in the condensed consolidated statement of comprehensive income (loss).

On August 30, 2013, we completed the purchase of 100% of the outstanding capital stock of Tire Distributors, Inc. (“TDI”). TDI owned and operated one distribution center serving over 1,700 customers. The acquisition was funded through our ABL Facility. The acquisition of TDI expanded our market position in Maryland and northeastern Virginia.

On April 30, 2013, we completed the acquisition of Regional Tire Holdings, Inc. (“Holdco”) pursuant to a Share Purchase Agreement dated as of March 22, 2013, among TriCan Tire Distributors, ATDI, Holdco and Regional Tire Distributors Inc., a 100% owned subsidiary of Holdco (“RTD”). Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD was funded by borrowings under our ABL Facility and FILO Facility, as more fully described below.

In connection with the acquisition of RTD, on March 22, 2013, Holdings entered into the First Amendment to the Sixth Amended and Restated Credit Agreement, which provides for our ABL Facility and our FILO Facility (“First Amendment”). The First Amendment (1) provided the U.S. Borrowers under the agreement with a new first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million to be used to fund the acquisition and, to the extent not so used, for general corporate purposes, subject to a borrowing base specific thereto, and (2) increased the aggregate principal amount available under the Canadian ABL Facility from $60.0 million to $100.0 million, subject to the Canadian borrowing base. The First Amendment became effective, on April 30, 2013. The First Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement and added RTD as a party upon the closing of the acquisition. The maturity date for the FILO Facility is 18 months from April 30, 2013. The First Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility. Immediately following the closing of the acquisition of RTD, $50.1 million was drawn on the FILO Facility.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 28, 2013 and September 29, 2012 each contain operating results for 13 weeks. The nine months ended September 28, 2013 and September 29, 2012 each contain operating results for 39 weeks. It should be noted that our year-end and quarter-end reporting dates are different from our recently acquired subsidiaries, TriCan and RTD. Both TriCan and RTD have a calendar year-end and quarterly reporting date. The impact from this difference on the consolidated financial statements is not material.

Quarter Ended September 28, 2013 Compared to the Quarter Ended September 29, 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	September 28, 2013	September 29, 2012	Favorable (unfavorable)	Favorable (unfavorable)	September 28, 2013	September 29, 2012

Net sales	$987,894	$915,340	$72,554	7.9%	100.0%	100.0%
Cost of goods sold	817,544	765,768	(51,776)	(6.8%)	82.8%	83.7%
Selling, general and administrative expenses	146,353	129,159	(17,194)	(13.3%)	14.8%	14.1%
Transaction expenses	1,015	799	(216)	(27.0%)	0.1%	0.1%

Operating income (loss)	22,982	19,614	3,368	17.2%	2.3%	2.1%
Other income (expense):
Interest expense	(20,625)	(18,744)	(1,881)	(10.0%)	(2.1%)	(2.0%)
Other, net	(648)	(1,418)	770	54.3%	(0.1%)	(0.2%)

Income (loss) from operations before income taxes	1,709	(548)	2,257	411.9%	0.2%	(0.1%)
Provision (benefit) for income taxes	485	10,054	9,569	95.2%	0.0%	1.1%

Net income (loss)	$1,224	$(10,602)	$11,826	111.5%	0.1%	(1.2%)

Net Sales

Net sales for the quarter ended September 28, 2013 were $987.9 million, a $72.6 million, or 7.9%, increase, as compared with the quarter ended September 29, 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of TriCan, RTD and TDI. These growth initiatives added $108.8 million of incremental sales in the third quarter of 2013. However, this increase was partially offset by lower net tire pricing of $27.9 million, primarily driven by manufacturer price repositioning and an overall softer sales unit environment.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 28, 2013 were $817.5 million, a $51.8 million, or 6.8%, increase, as compared with the quarter ended September 29, 2012. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisition of TriCan, RTD and TDI. These growth initiatives added $87.6 million of incremental costs in the third quarter of 2013. Cost of goods sold for the quarter ended September 28, 2013 also includes $0.1 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of TDI. These increases were partially offset by lower net tire pricing and an overall softer sales unit environment.

Cost of goods sold as a percentage of net sales was 82.8% for the quarter ended September 28, 2013, a decrease compared with 83.7% during the quarter ended September 29, 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by a higher level of manufacturer price repositioning in the prior year as compared to the current period, as well as, a higher level of manufacturer program benefits in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 28, 2013 were $146.4 million, a $17.2 million, or 13.3%, increase as compared with the quarter ended September 29, 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of TriCan, RTD and TDI. Combined, these factors added $18.7 million of incremental costs to the third quarter of 2013. In addition, we also experienced a $1.4 million increase to depreciation expense as we increased our capital expenditure costs primarily for information system technologies. These increases were partially offset by a decrease in salaries and wage expense of $2.8 million, which related to improved operating efficiencies and headcount leverage in most of our distribution centers.

Selling, general and administrative expenses as a percentage of net sales was 14.8% for the quarter ended September 28, 2013; an increase compared with 14.1% during the quarter ended September 29, 2012. The increase in selling, general and administrative expenses as a percentage of net sales were primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers as well as an increase in non-cash depreciation expense.

Transaction Expenses

Transaction expenses for the quarter ended September 28, 2013 were $1.0 million and were primarily related to costs associated with our acquisitions of TDI and RTD, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended September 29, 2012, transaction expenses of $0.8 million primarily related to costs associated with our acquisition of CTO in May 2012 as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the quarter ended September 28, 2013 was $20.6 million, a $1.9 million or 10.0%, increase, compared with the quarter ended September 29, 2012. This increase was due to higher debt levels associated with our ABL Facility and FILO Facility, which were driven by our acquisitions of TriCan, RTD and TDI. Included in interest expense for the quarter ended September 28, 2013 was a $2.1 million loss associated with the fair value changes of our interest rate swaps, compared to a $1.0 million loss for the quarter ended September 29, 2012.

Provision (Benefit) for Income Taxes

Our income tax provision for the quarter ended September 28, 2013 was $0.5 million, based on pre-tax income of $1.7 million; our effective tax rate under the discrete method was 28.4%. For the quarter ended September 29, 2012, our income tax provision was $10.1 million, a result based on the change in interim methodology from the effective tax rate method to the discrete method. The combination of our income tax provision and our recorded loss from operations before income taxes of $0.5 million resulted in a negative effective tax rate for the quarter ended September 29, 2012. The effective rate of the year-to-date tax provision is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower from the statutory U.S. federal rate and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Nine Months Ended September 28, 2013 Compared to the Nine Months Ended September 29, 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Nine Months Ended	Nine Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	September 28, 2013	September 29, 2012	Favorable (unfavorable)	Favorable (unfavorable)	September 28, 2013	September 29, 2012

Net sales	$2,782,947	$2,583,837	$199,110	7.7%	100.0%	100.0%
Cost of goods sold	2,328,192	2,166,865	(161,327)	(7.4%)	83.7%	83.9%
Selling, general and administrative expenses	421,424	377,939	(43,485)	(11.5%)	15.1%	14.6%
Transaction expenses	4,304	2,060	(2,244)	(108.9%)	0.2%	0.1%

Operating income (loss)	29,027	36,973	(7,946)	(21.5%)	1.0%	1.4%
Other income (expense):
Interest expense	(55,252)	(52,475)	(2,777)	(5.3%)	-2.0%	-2.0%
Other, net	(3,556)	(2,802)	(754)	(26.9%)	-0.1%	-0.1%

Income (loss) from operations before income taxes	(29,781)	(18,304)	(11,477)	(62.7%)	-1.1%	-0.7%
Provision (benefit) for income taxes	(8,877)	(5,754)	3,123	54.3%	-0.3%	-0.2%

Net income (loss)	$(20,904)	$(12,550)	$(8,354)	(66.6%)	-0.8%	-0.5%

Net Sales

Net sales for the nine months ended September 28, 2013 were $2,782.9 million, a $199.1 million, or 7.7%, increase, as compared with the nine months ended September 29, 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan, RTD and TDI. These growth initiatives added $287.2 million of incremental sales during the nine months ended September 28, 2013. However, this increase was partially offset by lower net tire pricing of $62.4 million, primarily driven by manufacturer price repositioning, one less selling day in 2013 as compared to 2012, and an overall softer sales unit environment.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 28, 2013 were $2,328.2 million, a $161.3 million, or 7.4%, increase, as compared with the nine months ended September 29, 2012. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisition of CTO, TriCan, RTD and TDI. These growth initiatives added $235.2 million of incremental costs during the nine months ended September 28, 2013. Cost of goods sold for the nine months ended September 28, 2013 also includes $5.0 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan, RTD and TDI. These increases were partially offset by lower net tire pricing, one less selling day in 2013 as compared to 2012, and an overall softer sales unit environment.

Cost of goods sold as a percentage of net sales was 83.7% for the nine months ended September 28, 2013, a slight decrease compared with 83.9% during the nine months ended September 29, 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by a higher level of manufacturer program benefits in the current year. This decrease was partially offset by the impact of the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan, RTD and TDI, which increased cost of goods sold as a percentage of net sales by 20 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 28, 2013 were $421.4 million, a $43.5 million, or 11.5%, increase as compared with the nine months ended September 29, 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of CTO, TriCan, RTD and TDI. Combined, these factors added $46.3 million of incremental costs to the nine months ended September 28, 2013. In addition, we also experienced a $5.0 million increase to vehicle and occupancy expenses due to a higher overall consumption of fuel and other vehicle related expenses as well as increases in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation and amortization expense added an additional $2.6 million of costs to the nine months ended September 28, 2013 as we increased our capital expenditure costs for information system technologies. These increases were partially offset by a decrease in salaries and wage expense of $8.8 million, which related to lower incentive and commission compensation, as well as, improved operating efficiencies and headcount leverage in most of our distribution centers.

Selling, general and administrative expenses as a percentage of net sales was 15.1% for the nine months ended September 28, 2013; an increase compared with 14.6% during the nine months ended September 29, 2012. The increase in selling, general and administrative expenses as a percentage of net sales were primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers as well as an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for the nine months ended September 28, 2013 were $4.3 million and were primarily related to costs associated with our acquisitions of TDI, RTD and TriCan, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the nine months ended September 29, 2012, transaction expenses of $2.1 million primarily related to acquisition costs associated with our acquisition of CTO in May 2012 as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the nine months ended September 28, 2013 was $55.3 million, a $2.8 million, or 5.3%, increase, compared with the nine months ended September 29, 2012. This increase was due to higher debt levels associated with our ABL Facility and FILO Facility, which were driven by our acquisitions of CTO, TriCan, RTD and TDI. Included in interest expense for the nine months ended September 28, 2013 was a $0.7 million loss associated with the fair value changes of our interest rate swaps, compared to a $1.6 million loss for the nine months ended September 29, 2012.

Provision (Benefit) for Income Taxes

Our income tax benefit for the nine months ended September 28, 2013 was $8.9 million, based on a pre-tax loss of $29.8 million; our effective tax rate under the discrete method was 29.8%. For the nine months ended September 29, 2012, our income tax benefit was $5.8 million which was based on a pre-tax loss of $18.3 million; our effective tax rate was 31.4% a result based on the change in interim methodology from the effective tax rate method to the discrete method. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower from the statutory U.S. federal rate and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	September 28, 2013	December 29, 2012
Cash and cash equivalents	$27,321	$25,951
Working capital	568,090	545,969
Total debt	1,021,353	951,204
Total stockholders’ equity	682,742	705,654
Debt-to-capital ratio	59.9%	57.4%

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

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of September 28, 2013, our total indebtedness is $1,021.4 million with a debt-to-capital ratio of 59.9%. Cash interest payments for the nine months ended September 28, 2013 and September 29, 2012 amounted to $38.5 million and $34.9 million, respectively. As of September 28, 2013, we have an additional $158.9 million of availability under our U.S. ABL Facility and an additional $24.9 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facilities may not be available when we need them.

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

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012

Cash provided by (used in) operating activities	$39,147	$(25,527)
Cash provided by (used in) investing activities	(101,937)	(61,520)
Cash provided by (used in) financing activities	65,741	86,870

Effect of exchange rate changes on cash	(1,581)	—
Net increase (decrease) in cash and cash equivalents	1,370	(177)
Cash and cash equivalents - beginning of period	25,951	14,979

Cash and cash equivalents - end of period	$27,321	$14,802

Cash payments for interest	$38,535	$34,913
Cash payments (receipts) for taxes, net	$12,876	$6,197
Capital expenditures financed by debt	$—	$515

Operating Activities

Net cash provided by operating activities for the nine months ended September 28, 2013 was $39.1 million compared with cash used in operating activities of $25.5 million during the nine months ended September 29, 2012. During the current period, working capital requirements resulted in a cash outflow of $14.9 million, primarily driven by an increase in customer accounts receivable and an increase in inventory levels as a result of stocking new distribution centers opened during the year, seasonal changes in inventory stocking levels (including the Canadian winter business), and our recent acquisitions. These amounts were partially offset by changes in accounts payable and accrued expenses associated with the timing of vendor payments and accrued interest on our senior notes. This cash outflow is being more than offset by cash earnings during the current period.

Net cash used in operating activities for the nine months ended September 29, 2012 was $25.5 million, of which $77.4 million related to working capital requirements. Inventory increased $53.8 million as a result of seasonal build in our inventory as well as the need to stock four new distribution centers that we opened during the year. In addition, higher sales volume led to a $28.8 million increase in accounts receivable. However, these amounts were partially offset by a $9.6 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor purchases and accrued interest on our senior notes.

Investing Activities

Net cash used in investing activities for the nine months ended September 28, 2013 was $101.9 million, compared with $61.5 million during the nine months ended September 29, 2012. The change was primarily associated with cash paid for acquisitions, which resulted in a $51.3 million increase in the current period. In addition, we invested $34.9 million and $42.2 million in property and equipment purchases during the nine months ended September 28, 2013 and September 29, 2012, respectively, which included information technology upgrades, information technology application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the nine months ended September 28, 2013 was $65.7 million, compared with $86.9 million during the nine months ended September 29, 2012. The change was primarily related to lower net borrowings from our ABL Facility, specifically our U.S. ABL facility, due to the reduction in cash outflow for working capital requirements between periods and favorable cash earnings partially offset by cash paid for acquisitions.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the nine months ended September 28, 2013 were $38.5 million, compared with $34.9 million paid during the nine months ended September 29, 2012. The increase is primarily related to higher average debt levels and slightly higher average interest rates on the outstanding debt during the nine months ended September 28, 2013. In addition, we paid an additional $0.3 million during the nine months ended September 28, 2013 related to our interest rate swaps.

Net cash payments for taxes during the nine months ended September 28, 2013 were $12.9 million, compared with $6.2 million during the nine months ended September 29, 2012. The difference between the periods primarily relates to the balance and timing of income tax extension payments and income tax payments due with returns.

Indebtedness

The following table summarizes our outstanding debt at September 28, 2013:

In thousands	Matures	Interest Rate (1)	Outstanding Balance

U.S. ABL Facility	2017	3.3%	$457,515
Canadian ABL Facility	2017	4.0	53,062
FILO Facility	2014	5.8	49,152
Senior Secured Notes	2017	9.75	248,111
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2013 - 2027	7.1 - 12.3	12,277
Other	2014 - 2021	8.0 - 10.6	1,236

Total debt			1,021,353
Less - Current maturities			(533)

Long-term debt			$1,020,820

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at September 28, 2013.

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

As of September 28, 2013, we had $457.5 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.2 million, leaving $158.9 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at September 28, 2013 was $53.1 million, leaving $24.9 million available for additional borrowings. The outstanding balance of the FILO Facility as of September 28, 2013 was $49.2 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of September 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of September 28, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of September 28, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of September 28, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the FILO Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of September 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of September 28, 2013. The applicable margins under the FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 70% of the lesser of cost or market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, applicable.

The FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. loan parties, as applicable; plus

•	7.5% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. loan parties, as applicable.

All obligations under the U.S. ABL Facility and the FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan, RTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and the FILO Facility contain customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of September 28, 2013, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

The Senior Secured Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI, subject to certain exceptions. The Senior Secured Notes are also collateralized by a second-priority lien on accounts receivable and related assets and a first-priority lien on substantially all other assets (other than inventory), in each case of Holdings, ATDI and the guarantor subsidiaries, subject to certain exceptions.

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

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI, subject to certain exceptions.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended September 28, 2013	Quarter Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net income (loss)	$1,224	$(10,602)	$(20,904)	$(12,550)
Depreciation and amortization	27,316	22,416	78,456	65,656
Interest expense	20,625	18,744	55,252	52,475
Income tax provision (benefit)	485	10,054	(8,877)	(5,754)
Management fee	1,587	1,299	3,833	3,599
Stock-based compensation	596	1,607	2,047	2,761
Transaction fees	1,015	799	4,304	2,060
Inventory step up	100	—	5,007	—
Other	1,391	685	3,378	1,677

Adjusted EBITDA	$54,339	$45,002	$122,496	$109,924

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of September 28, 2013, our total obligations as guarantor on these leases are approximately $2.2 million extending over six years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $2.0 million as of September 28, 2013. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the nine months ended September 28, 2013, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our U.S. ABL Facility, Canadian ABL Facility and FILO Facility are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility and the FILO Facility are tied to Base Rate, as defined, or LIBOR. Interest on the Canadian ABL Facility is tied to Base Rate, as defined, or Prime Rate, as defined. At September 28, 2013, the total amount outstanding under our U.S. ABL Facility, Canadian ABL Facility and FILO facility that was subject to interest rate changes was $559.7 million.

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

At September 28, 2013, $159.7 million of the total outstanding balance of our U.S. and Canadian ABL Facilities and our FILO Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $1.6 million.

The financial position and results of operations for TriCan, our 100% owned subsidiary acquired during 2012, and RTD, our 100% owned subsidiary acquired on April 30, 2013, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of September 28, 2013, we did not have any foreign currency derivatives in place.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently implementing a conversion of our legacy computer system to Oracle. We believe we are maintaining and monitoring appropriate internal controls during the implementation period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)