Form 10-K
period 2013-12-28
American Tire Distributors Holdings, Inc.
filed 2014-03-07
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2013: None

Number of common shares outstanding at March 3, 2014: 1,000

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

See Item 1A — “Risk Factors” for further discussion.

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

Our Company

We are the leading replacement tire distributor in North America, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 133 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 72,000 customers (approximately 64,000 in the U.S. and 8,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States is approximately 10%, up from approximately 1% in 1996. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 12%. During fiscal 2013, our largest customer and top ten customers accounted for less than 3.1% and 11.3%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers — Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

On December 13, 2013, we completed the purchase of 100% of the outstanding common shares of Wholesale Tire Distributors Inc. (“WTD”). WTD owned and operated two distribution centers serving over 2,300 customers. The acquisition of WTD strengthened our market presence in the Southern Ontario region of Canada.

On August 30, 2013, we completed the purchase of 100% of the outstanding capital stock of Tire Distributors, Inc. (“TDI”). TDI owned and operated one distribution center serving over 1,700 customers. The acquisition of TDI expanded our market position in Maryland and northeastern Virginia.

On April 30, 2013, we completed the acquisition of Regional Tire Holdings, Inc. (“Holdco”) pursuant to a Share Purchase Agreement dated March 22, 2013, among TriCan Tire Distributors (“TriCan”), ATDI, Holdco and Regional Tire Distributors Inc., a 100% owned subsidiary of Holdco (“RTD”). Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada.

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

Recent Developments

On February 17, 2014, ATDI entered into a Stock Purchase Agreement with TTT Holdings, Inc., a Delaware corporation pursuant to which ATDI agreed to acquire all of the outstanding capital stock of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. The consummation of the Terry’s Tire acquisition, which is subject to customary closing conditions (including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), is expected to occur by the end of Holdings’ first quarter or early in the second quarter of 2014.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holding”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014, among ATD Merger Sub II LLC (“Buyer” or “Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Holding, the equityholders of Hercules Holdings (each a “Seller” and, collectively, the “Sellers”) and the Sellers’ Representative. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and other in the United States, Canada and internationally.

On January 17, 2014, TriCan entered into an Asset Purchase Agreement with Kipling Tire Co. LTD (“Kipling”) pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition will further strengthen TriCan’s presence in the Southern Ontario region of Canada.

Our Industry

According to Modern Tire Dealer, the U.S. replacement tire market generated annual retail sales of approximately $37.3 billion in 2013. Passenger tires, medium truck tires and light truck tires accounted for 66.9%, 16.9% and 13.1%, respectively, of the total U.S. market. Farm, specialty and other types of tires accounted for the remaining 3.1% of the total U.S. market. The Canadian replacement tire market generated annual retail sales of approximately $3.7 billion in 2013. Passenger and light truck tires accounted for 53% while commercial tires accounted for 20% of the total Canadian market. Farm, specialty and other types of tires accounted for the remaining 27% of the total Canadian market.

In the U.S. and Canada, replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. Between 1990 and 2013, independent tire retailers and automotive dealerships have enjoyed the largest increase in the U.S. market share, according to Modern Tire Dealer, moving from 54.0% to 60.5% and 1.0% to 7.5% of the market, respectively. In recent years, replacement tire sales to independent tire retailers and automotive dealerships represented approximately 44% and 18%, respectively, of the Canadian market share.

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are subject to changes in consumer confidence and the economic conditions that impact tire consumers. As a result, tire consumers may opt to defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macro-economic factors such as unemployment, persistently high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2013, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. The impact of the recent recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. Despite an increase in miles driven during 2012, the U.S. and Canadian replacement tire markets continued the negative growth trend as replacement tire unit shipments were down 1.8% and 5.5%, respectively, as compared to 2011. During 2013, replacement tire unit shipments were up 4.4% in the U.S. and 0.7% in Canada as compared to 2012 as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven impacted the U.S. and Canadian replacement tire market favorably. Substantially all of this industry unit growth was driven by an increased level of shipments of lower priced import product, predominately from China, as most domestic tire manufacturers have reported continued replacement tire unit shipment reductions in 2013 as compared to 2012.

Going forward, we believe that growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Maintain a Comprehensive and Deep Tire Portfolio to Meet Our Customers’ Needs. We provide a broad range of products covering all price points from entry level imported products to faster growing high and ultra-high performance tires, through a full suite of flag, associate and proprietary brand tires. We will continue to focus on high and ultra-high performance tires, given the growth in demand for such tires, while maintaining our emphasis on providing broad market and entry level tire offerings. Our comprehensive tire portfolio is designed to satisfy all of our customers’ needs and allow us to become the supplier of choice, thereby increasing customer penetration and retention.

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

Continue to Expand in Existing and New Geographic Markets. While we have the largest distribution footprint in the U.S. and Canadian replacement tire markets, we have limited or no market presence in certain geographic areas in the contiguous United States and Canada. We intend to enter into previously underserved geographic markets as well as expand in our existing markets in the United States and Canada by opening new distribution centers and/or through opportunistic acquisitions. Our acquisition strategy allows us to increase our share in existing markets and add distribution in new markets, utilizing our scale to realize cost savings. We believe our position as the leading replacement tire distributor in North America, combined with our access to capital and our scalable platform, allows us to make acquisitions at attractive post-synergy valuations.

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

Grow TireBuyer.com® into a Premier Internet Tire Provider. TireBuyer.com® is an Internet site that enables our U.S. independent tire retailer customers to connect with consumers and sell to them over the Internet. TireBuyer.com® allows our broad base of independent tire retailer customers to participate in a greater share of the growing Internet tire market. We believe that TireBuyer.com® complements and services our participating U.S. independent tire retailers by providing them access to a sales and marketing channel previously unavailable to them. The site was re-launched in 2012 on a faster and more flexible platform to better respond to the needs of our customers and improve the overall consumer experience on the site.

Our Competitive Strengths

We believe the following key strengths position us well to maintain our ability to achieve revenue growth in excess of the U.S. and Canadian replacement tire industry:

Leading Position in a Highly-Fragmented Marketplace. We are the leading replacement tire distributor in the United States with an estimated market share of approximately 10%. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 12%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors. These include the ability to: efficiently stock and deliver a wide variety of tires, custom wheels, tire supplies, tools and accessories; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in North America with 133 distribution centers and approximately 1,000 delivery vehicles serving a majority of the contiguous United States and Canada. Our extensive distribution footprint, combined with our sophisticated inventory management and logistics technologies, enables us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit.

Broad Product Offering from Diverse Supplier Base. We believe we offer the most comprehensive selection of tires in the industry through a diverse group of suppliers. We supply the top ten leading passenger tire brands, and we carry the flag brands from each of the four largest tire manufacturers — Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. Our tire product line includes a full suite of flag, associate and proprietary brand tires, allowing us to service a broad range of price points from entry level imported products to the faster growing ultra-high performance category. In addition to tires, we also offer custom wheels and accessories and related tire supplies and tools. We believe that our broad product offering drives penetration among existing customers, attracts new customers and maximizes customer retention.

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

Products

We provide our customers with a complete package of tires, tire supplies and tools as well as custom wheels and accessories. During 2013, tire sales accounted for 97.4% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 2.6% of our net sales.

Tires

We sell a broad selection of well-known flag brands as well as lower price point associate and proprietary brand tires. We believe our large, diverse product offering allows us to service the broad range of price points in the replacement tire market. Sales of passenger and light truck tires accounted for 82.3% of our net sales in fiscal 2013. The remainder of our tire sales was for medium trucks, farm vehicles and other specialty tires.

Flag brands. Flag brands, which have the greatest brand recognition as a result of both strong sales and strong marketing support from tire manufacturers, are generally premium-quality and premium-priced offerings. The flag brands that we sell have high consumer recognition and generate higher per-tire profit than associate or proprietary brands. We carry the flag brands from each of the four largest tire manufacturers — Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. Within our flag brand product portfolio, we also carry high and ultra-high performance tires.

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

Entry level imported brands. Entry level imported brands are exclusively lower-priced tires manufactured offshore, predominately Chinese manufactured. Our entry level imported brands allow us to offer tires in a wider price range including opening price point products.

Custom Wheels and Accessories

Custom wheels directly complement our tire products as many custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels and accessories from us separately or in addition to their regular tire orders without the added complexity of being serviced by an additional vendor. We offer over 25 different wheel brands, along with installation and service accessories. Of these brands, five are proprietary: ICW® Racing, Pacer®, Drifz®, Cruiser Alloy® and O.E. Performance®. An additional four brands are national and exclusive to us: Gear Alloy, Motiv LuxuryAlloys, TIS (Twenty Inches Strong) and Dropstars which also includes Monster Energy Edition wheel styles. Other nationally available non-exclusive brands complement our offering such as Advanti Racing, Black Rock, BMF, Cragar, Dick Cepek, Fondmetal, Focal, Platinum, Lexani, Mickey Thompson, Mamba, Konig and Ultra Wheel. Collectively, these brands represent one of the most comprehensive wheel offerings in the industry. Sourcing of product is worldwide through a number of manufacturers.

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

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, as well as various national and corporate accounts. During fiscal 2013, we sold to approximately 72,000 customers (approximately 64,000 in the U.S. and 8,000 in Canada). In fiscal 2013, our largest customer and our top ten customers accounted for less than 3.1% and 11.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain customer relationships that exceed a decade on average for our top 20 customers.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 58.6% of our tire products in fiscal 2013. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with many of our major tire suppliers for over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

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

Information Systems

Through infrastructure expansions over the past several years, we have developed a scalable platform with incremental capacity available. We are currently finishing the U.S. implementation of an Oracle ERP system that supports future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. The ERP implementation, which is nearing completion, has basically replaced our legacy computer system. We continue to evaluate and incorporate technical solutions such as handheld scanning for receiving, picking and delivery of product to our customers. In addition, we are evaluating the implementation of our Oracle ERP platform, near the beginning of 2015, in Canada.

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

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2013, U.S. automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 7.5% of the market. Over the past few years we have steadily trained and deployed sales personnel to help build our sales at these accounts. We continue to invest and focus resources in this channel to strengthen and expand our relationships with the automobile manufacturers and further grow our share of tire sales to their dealerships.

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

Individual manufacturers offer a variety of programs for tire retailers that sell their products, such as Bridgestone’s Affiliated Retailer Network, Continental’s Gold, Goodyear’s G3X, Kumho’s Fuel and Michelin’s Alliance. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we assist in the administration of managing these programs for the manufacturers and enhance these programs through dedicated staff to assist tire retailers in managing their participation. We believe these enhancements, combined with other aspects of our customer service, provide significant value to our customers.

We also offer our U.S. tire retailer customers ATDServiceBAY®, which makes available a comprehensive suite of benefits including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through GE Money), access to consumer market data and training and marketing programs to provide our tire retailer customers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

ATDOnline® and TireBuyer.com®

ATDOnline® provides our U.S. customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participation in tire manufacturer incentive programs. We encourage our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2013, approximately 65% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007.

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

Trademarks

The proprietary brand names under which we market our products are trademarks of our company. We value our brand names because they help develop brand identification. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal proprietary brand names under which we market our products are: CAPITOL® tires, NEGOTIATOR® tires, REGUL® tires, DYNATRAC® tires, CRUISERALLOY® custom wheels, DRIFZ® custom wheels, ICW® custom wheels, PACER® custom wheels and O.E. PERFORMANCE® custom wheels. Our other trademarks include: AMERICAN TIRE DISTRIBUTORS®, ATD®, ATDONLINE®, ATDSERVICEBAY®, TIREBUYER.COM® and TIRE PROS®.

Seasonality

Although the effects of seasonality are not significant to our business, we have historically experienced an increase in net sales in the second and third fiscal quarters and an increase in working capital in the first fiscal quarter.

Environmental Matters

Our operations and properties are subject to federal, state, foreign and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and waste as well as relating to the investigation and clean-up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of the adoption of new environmental laws or changes in existing laws and regulations or in their interpretation.

Employees

As of December 28, 2013, our operations employed approximately 3,800 people, approximately 3,400 of which are located in the U.S. and the balance located within our Canadian distribution centers. None of our employees are represented by a union. We believe our employee relations are satisfactory.

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

We make available free of charge at www.atd-us.com (in the “Investors Relations” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.atd-us.com, we do not incorporate such website or its contents into this Annual Report on Form 10-K.

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

Local economic, employment, weather, transportation and other conditions also affect tire sales, on both a wholesale and retail basis. We cannot, as a result of these factors and others, assure you that our business will continue to generate sufficient cash flows to finance or grow our business or that our cash needs will not increase. Historically, we have experienced that rising fuel costs, higher unemployment and credit tightening cause a decrease in miles driven and consumer spending, both of which we believe cause a decrease in unit sales in the U.S. and Canadian replacement tire industry. Our business is adversely affected as a result of such industry-wide events and we may be adversely affected by similar events in the future.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our notes and our other indebtedness.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 28, 2013, we had approximately $967.0 million of total indebtedness outstanding. In addition, we incurred approximately $261.5 million in additional indebtedness on January 31, 2014 in connection with our acquisition of The Hercules Tire & Rubber Company (“Hercules”). Subject to the limits contained in our ABL Facility, the indenture governing our Senior Secured Notes, the indenture governing our Senior Subordinated Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. For instance, on February 17, 2014, we entered into a debt commitment financing letter in connection with our proposed acquisition of Terry’s Tire Town Holdings, Inc. (“Terry’s Tire”). The commitment letter provides for an incremental $300.0 million senior secured term loan facility. Subject to the terms and conditions set forth in the commitment letter, we expect to use this incremental facility to finance the acquisition if it occurs. The acquisition is subject to a number of customer closing conditions. If we incur substantial additional debt, the risks related to our high level of debt will increase.

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

In addition, our credit agreement and the indentures that govern our notes contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

The industry in which we operate is highly competitive. In the United States and Canada, replacement tires are sold to consumers through several different outlets, including local independent tire retailers and mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. A number of independent wholesale tire distributors compete with us in the regions in which we do business. Most of our tire retailer customers buy products from both us and our competitors. We cannot assure you that we will be able to compete successfully in our markets in the future. Furthermore, some of our competitors, including mass merchandisers, warehouse clubs and tire manufacturers, are significantly better leveraged than us and have greater resources. See Item 1 “Business — Competition.”

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

In addition, our growth strategy depends in part on our ability to make selective acquisitions, but manufacturers may not be willing to supply the companies we acquire, which could adversely affect our business and results of operations. Furthermore, we could be adversely affected if any significant manufacturer experiences financial, operational, production, supply, labor or quality assurance difficulties that result in a reduction or interruption in our supply, or if they otherwise fail to meet our needs. These risks have been more pronounced recently in light of commodity price volatility and governmental actions. In addition, our failure to order or promptly pay for sufficient quantities of our products may result in an increase in the unit cost of the products we purchase, a reduction in cooperative advertising and marketing funds, or a manufacturer’s unwillingness or refusal to sell products to us. If we are required to replace our manufacturers, we could experience cost increases, time delays in deliveries and a loss of customers, any of which would adversely affect us. Finally, although most newly manufactured tires are sold in the replacement tire market, manufacturers pay disproportionate attention to automobile manufacturers that purchase tires for new cars. Increased demand from automobile manufacturers could result in cost increases and time delays in deliveries to us, any of which could adversely affect us.

Pricing volatility for raw materials could result in increased costs and may affect our profitability.

Costs for certain raw materials used in manufacturing the products we sell, including natural rubber, chemicals, steel reinforcements, carbon black, synthetic rubber and other petroleum-based products, are volatile. Increasing costs for raw materials supplies would result in increased production costs for tire manufacturers. Tire manufacturers typically pass along a portion of their increased costs to us through price increases. While we typically try to pass increased prices and fuel costs through to tire retailers or to modify our activities to mitigate the impact of higher prices, we may not be successful. Failure to fully pass these increased prices and costs through to tire retailers or to modify our activities to mitigate the impact would adversely affect our operating margins and results of operations. Further, even if we do successfully pass along these costs, demand for tires may decline as a result of the increased costs, which would adversely affect us.

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

We also cannot assure you that completed acquisitions will be successful. If a business we acquire, such as WTD, TDI or RTD, each of which we acquired in 2013, fails to operate as anticipated or cannot be successfully integrated with our existing business, our financial condition, results of operations or cash flows could be adversely affected.

Future acquisitions could require us to issue additional debt or equity.

A number of our recent acquisitions have been financed primarily through the incurrence of additional debt, either through increases in availability under our ABL Facility or the issuance of additional subordinated notes. In addition, on February 17, 2014, we entered into a debt commitment financing letter that provides for a $300.0 million senior secured term loan facility to support our proposed acquisition of Terry’s Tire, if it closes. If we were to undertake another substantial acquisition, the acquisition would likely need to be financed in part through further amendments to our ABL Facility, additional financing from banks, public offerings or private placements of debt or equity securities or other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common shares. If we were to undertake an acquisition by incurring additional debt, the risks associated with our already substantial level of indebtedness could intensify.

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

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues in the U.S. Approximately 65% of our U.S. total order volume in fiscal 2013 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business in the U.S. to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

We may not successfully execute our plan to grow our TireBuyer.com® service or we may not attain the growth we expect from our TireBuyer.com® service.

We continue to invest in TireBuyer.com®, an Internet site which enables our independent tire retailer customers to access the online tire consumer market and sell to consumers over the Internet. In 2012, the TireBuyer.com® site was re-launched on a platform that is faster and more flexible in allowing us to respond to the needs of our customers and enhancing the overall consumer experience. Since its initial launch in 2009, we have seen a consistent increase in consumer traffic on the site. We expect that by growing and developing our TireBuyer.com® service, we can leverage our tire retailer customer footprint to capture a greater share of the Internet tire market. For TireBuyer.com® to be successful, however, we must ensure that it is well supported and functional on a 24/7 basis. In addition, TireBuyer.com® faces significant competition from other online participants, some of which have significantly larger Internet market share, longer Internet market presence, greater Internet marketing experience and better name recognition than we enjoy. We may fail to successfully grow, develop or support the TireBuyer.com® service or we may not attain the growth or benefits we expect TireBuyer.com® to provide us due to strong competition or other factors, which may adversely affect our business, financial condition or results of operations.

Because the majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect our results of operations by increasing our cost and distribution lead times.

We maintain the majority of our inventory in 133 distribution centers in the United States and Canada. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

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

Investment funds affiliated with the Sponsor indirectly own substantially all of our capital stock, and the Sponsor’s designees hold a majority of the seats on the board of directors of our indirect parent company. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsor continue to indirectly own a significant amount of the outstanding shares of our capital stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. Our credit agreement and the indenture governing our notes permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and our arrangements with the Sponsor and its affiliates require us to pay certain fees on quarterly basis. See Item 13 “Certain Relationships and Related Party Transactions and Director Independence.” In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

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

Borrowings under our ABL Facility and FILO facilites are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Currency exchange rate fluctuations may adversely affect our financial results.

The financial position and results of operations for TriCan, RTD and WTD, our 100% owned subsidiaries acquired during 2012 and 2013, are initially recorded in their functional currency which is the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the weighted average exchange rate prevailing during the year and assets and liabilities into U.S. dollars at the year end exchange rate. Therefore, fluctuations in the value of the U.S. dollar versus the Canadian dollar will have an impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. We believe that our properties have been well maintained, are generally in good condition and are suitable for the conduct of our business. As of December 28, 2013, we operate 112 distribution centers located in 41 states in the United States and 21 distribution centers in Canada, aggregating approximately 13.1 million square feet. Of these centers, one is owned by us and the remaining properties are leased. We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2022. In addition, we have some non-essential properties which we are attempting to sell or sublease.

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

As of March 3, 2014, there was one holder of record of our common stock. There is no public trading market for our common stock.

As of December 28, 2013, we have not declared or paid dividends on our common stock since our incorporation in 2005. Our ability to pay dividends is restricted by certain covenants contained in our ABL Facility and in the indentures that govern our Senior Subordinated Notes and Senior Secured Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal year 2009 and the five months ended May 28, 2010 is derived from the Predecessor’s consolidated financial statements as of and for those periods. Selected historical financial data for the seven months ended January 1, 2011 and fiscal years 2011, 2012 and 2013 is derived from the Successor’s consolidated financial statements as of and for those periods.

Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2009 fiscal year, which ended January 2, 2010, contains operating results for 52 weeks. The five months ended May 28, 2010 contains operating results for 21 weeks. The seven months ended January 1, 2011 contains operating results for 31 weeks. The 2011 fiscal year, which ended December 31, 2011, the 2012 fiscal year, which ended December 29, 2012, and the 2013 fiscal year, which ended December 28, 2013, each contain operating results for 52 weeks. It should be noted that, prior to fiscal 2013, the Successor’s year-end reporting date was different from that of its TriCan Tire Distributors (“TriCan”) subsidiary. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to the Successor’s fiscal year-end reporting date during fiscal 2013. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Successor				Predecessor
Dollars in thousands	Fiscal Year 2013 (1)	Fiscal Year 2012 (2)	Fiscal Year 2011 (3)	Seven Months Ended January 1, 2011 (4)	Five Months Ended May 28, 2010	Fiscal Year 2009
Statement of Operations Data:
Net sales	$3,839,269	$3,455,864	$3,050,240	$1,525,249	$934,925	$2,171,787
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	3,188,409	2,887,421	2,535,020	1,316,679	775,678	1,797,905
Selling, general and administrative expenses	574,987	506,408	437,110	228,513	135,146	306,189
Transaction expenses	6,719	5,246	3,946	1,315	42,608	—

Operating income (loss)	69,154	56,789	74,164	(21,258)	(18,507)	67,693
Other income (expense):
Interest expense	(74,284)	(72,918)	(67,580)	(37,391)	(32,669)	(54,415)
Other, net	(5,172)	(3,895)	(2,110)	(958)	(127)	(1,020)

Income (loss) from operations before income taxes	(10,302)	(20,024)	4,474	(59,607)	(51,303)	12,258
Income tax provision (benefit)	(3,945)	(5,678)	4,357	(23,295)	(15,227)	7,326

Net income (loss)	$(6,357)	$(14,346)	$117	$(36,312)	$(36,076)	$4,932

	Successor				Predecessor
Dollars in thousands	Fiscal Year 2013 (1)	Fiscal Year 2012 (2)	Fiscal Year 2011 (3)	Seven Months Ended January 1, 2011 (4)	Five Months Ended May 28, 2010	Fiscal Year 2009
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$109,731	$10,026	$(91,006)	$(23,439)	$28,106	$131,105
Investing activities	(118,435)	(167,821)	(92,249)	(17,237)	(7,523)	(4,620)
Financing activities	22,998	168,824	186,263	40,405	(15,631)	(127,690)
Depreciation and amortization	105,458	89,167	78,071	40,905	14,707	32,078
Capital expenditures	47,127	52,388	31,044	12,381	6,424	12,757
EBITDA (5)	169,440	142,061	150,125	18,689	(3,927)	98,751
Adjusted EBITDA (5)	195,510	165,416	164,255	87,974	45,696	101,035
Ratio of earnings to fixed charges (6)	—	—	1.1x	—	—	1.2x

Balance Sheet Data:
Cash and cash equivalents	$35,760	$25,951	$14,979	$11,971		$7,290
Working capital (7)	538,444	545,969	446,061	270,332		197,317
Total assets	2,559,326	2,504,002	2,302,563	2,057,348		1,300,624
Total debt (8)	967,000	951,204	835,808	652,544		549,576
Total redeemable preferred stock	—	—	—	—		26,600
Total stockholder’s equity	692,974	705,654	655,819	651,446		230,647

(1)	Reflects the acquisition of Wholesale Tire Distributors Inc. in December 2013, the acquisition of Tire Distributors, Inc. in August 2013 and the acquisition of Regional Tire Distributors Inc. in April 2013
(2)	Reflects the acquisition of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors in November 2012 and the acquisition of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil in May 2012
(3)	Reflects the acquisition of Bowlus Service Company d/b/a North Central Tire in April 2011
(4)	Reflects the acquisition of Lisac’s of Washington, Inc. and Tire Wholesalers, Inc. in December 2010
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below. The presentation of EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We present EBITDA and Adjusted EBITDA because we believe they provide a more complete understanding of the factors and trends affecting our business than GAAP measures alone. We also believe that such measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing items that we do not believe are indicative of our core operating performance. In addition, the indentures governing our senior notes use a measure similar to Adjusted EBITDA to measure our compliance with certain covenants. Our board of directors also uses Adjusted EBITDA in determining compensation for our management. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers calculate Adjusted EBITDA in the same manner. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same or similar to some of the adjustments set forth below. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP.

The following tables show the calculation of EBITDA and Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss):

	Successor				Predecessor
In thousands	Fiscal Year 2013 (1)	Fiscal Year 2012 (2)	Fiscal Year 2011 (3)	Seven Months Ended January 1, 2011 (4)	Five Months Ended May 28, 2010	Fiscal Year 2009
Net income (loss)	$(6,357)	$(14,346)	$117	$(36,312)	$(36,076)	$4,932
Depreciation and amortization	105,458	89,167	78,071	40,905	14,707	32,078
Interest expense	74,284	72,918	67,580	37,391	32,669	54,415
Income tax provision (benefit)	(3,945)	(5,678)	4,357	(23,295)	(15,227)	7,326

EBITDA	$169,440	$142,061	$150,125	$18,689	$(3,927)	$98,751

	Successor				Predecessor
In thousands	Fiscal Year 2013 (1)	Fiscal Year 2012 (2)	Fiscal Year 2011 (3)	Seven Months Ended January 1, 2011 (4)	Five Months Ended May 28, 2010	Fiscal Year 2009
EBITDA	$169,440	$142,061	$150,125	$18,689	$(3,927)	$98,751
Management fee	5,753	7,446	4,624	2,352	125	500
Incentive compensation	2,634	4,349	4,115	3,706	5,892	326
Transaction fees	6,719	5,246	3,946	1,315	42,608	—
Non-cash inventory step-up	5,379	4,074	—	58,797	—	—
Other	5,585	2,240	1,445	3,115	998	1,458

Adjusted EBITDA	$195,510	$165,416	$164,255	$87,974	$45,696	$101,035

(6)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense and amortization of interest capitalized to earnings before income taxes and (ii) fixed charges are comprised of interest expense, capitalized interest and the estimated interest portion of rental expense. In the five months ended May 28, 2010, the seven months ended January 1, 2011 and fiscal years 2012 and 2013, earnings were insufficient to cover fixed charges by approximately $51.3 million, $59.6 million, $20.9 million and $11.5 million, respectively.
(7)	Working capital is defined as current assets less current liabilities
(8)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are the leading replacement tire distributor in North America, providing a critical range of services to enable tire retailers to effectively service and grow sales to consumers. Through our network of 133 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 72,000 customers (approximately 64,000 in the U.S. and 8,000 in Canada). The critical range of services we provide includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our U.S. customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that our share of the replacement passenger and light truck tire market in the United States is approximately 10%, up from approximately 1% in 1996. Our estimated share of the replacement passenger and light truck tire market in Canada is approximately 12%. During fiscal 2013, our largest customer and top ten customers accounted for less than 3.1% and 11.3%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers — Bridgestone, Continental, Goodyear and Michelin — as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers. In addition, we sell custom wheels and accessories and related tire supplies and tools. We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are subject to changes in consumer confidence and the economic conditions that impact tire consumers. As a result, tire consumers may opt to defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macro-economic factors such as unemployment, persistently high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2013, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. The impact of the recent recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. Despite an increase in miles driven during 2012, the U.S. and Canadian replacement tire markets continued the negative growth trend as replacement tire unit shipments were down 1.8% and 5.5%, respectively, as compared to 2011. During 2013, replacement tire unit shipments were up 4.4% in the U.S. and 0.7% in Canada as compared to 2012 as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven impacted the U.S. and Canadian replacement tire market favorably. Substantially all of this industry unit growth was driven by an increased level of shipments of lower priced import product, predominately from China, as most domestic tire manufacturers have reported continued replacement tire unit shipment reductions in 2013 as compared to 2012.

Going forward, we believe that growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

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

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. From the second half of 2010 through December 2012, we opened new distribution centers in 17 locations throughout the contiguous United States. During 2013, we continued to execute our plans to expand by opening new distribution centers in Chattanooga, TN, Manchester, NH, Missouri City, TX, Albany, NY and West Palm Beach, FL. We will continue to evaluate additional geographic markets during 2014 and beyond.

On February 17, 2014, ATDI entered into a Stock Purchase Agreement with TTT Holdings, Inc., a Delaware corporation pursuant to which ATDI agreed to acquire all of the outstanding capital stock of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. The consummation of the Terry’s Tire acquisition, which is subject to customary closing conditions (including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), is expected to occur by the end of Holdings’ first quarter or early in the second quarter of 2014. In its most recent fiscal year, Terry’s Tire generated revenues and Adjusted EBITDA of approximately $500 million and $14 million, respectively and we expect the acquisition to generate operation synergies between $40 million and $45 million.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holding”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014, among ATD Merger Sub II LLC (“Buyer” or “Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Holding, the equityholders of Hercules Holdings (each a “Seller” and, collectively, the “Sellers”) and the Sellers’ Representative. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and other in the United States, Canada and internationally. In its most recent fiscal year, Hercules generated revenues and Adjusted EBITDA of approximately $600 million and $27 million, respectively and we expect the acquisition to generate operation synergies between $30 million and $35 million.

The following table shows the calculation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) for Hercules and Terry’s Tire:

		Terry’s
In millions	Hercules	Tire
Net income (loss)	$6	$(12)
Depreciation and amortization	6	12
Interest expense	7	10
Income tax provision (benefit)	3	—
Incentive compensation	2	—
Other	3	4

Adjusted EBITDA	$27	$14

        On January 17, 2014, TriCan Tire Distributors (“TriCan”) entered into an Asset Purchase Agreement with Kipling Tire Co. LTD (“Kipling”) pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition will further strengthen TriCan’s presence in the Southern Ontario region of Canada.

On December 13, 2013, we completed the purchase of 100% of the outstanding common shares of Wholesale Tire Distributors Inc. (“WTD”). WTD owned and operated two distribution centers serving over 2,300 customers. The acquisition was funded by cash on hand. The acquisition of WTD strengthened our market presence in the Southern Ontario region of Canada.

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

On April 30, 2013, we completed the acquisition of Regional Tire Holdings, Inc. (“Holdco”) pursuant to a Share Purchase Agreement dated as of March 22, 2013, among TriCan, ATDI, Holdco and Regional Tire Distributors Inc., a 100% owned subsidiary of Holdco (“RTD”). Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD was funded by borrowings under our ABL Facility and FILO Facility, as more fully described below.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to other fiscal years. The 2013 fiscal year, which ended December 28, 2013, the 2012 fiscal year, which ended December 29, 2012, and the 2011 fiscal year, which ended December 31, 2011, each contain operating results for 52 weeks. It should be noted that, prior to fiscal 2013, our year-end reporting date was different from that of our TriCan subsidiary. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to our fiscal year-end reporting date during fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Fiscal Year Ended	Fiscal Year Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	December 28, 2013	December 29, 2012	Favorable (unfavorable)	Favorable (unfavorable)	December 28, 2013	December 29, 2012

Net sales	$3,839,269	$3,455,864	$383,405	11.1%	100.0%	100.0%
Cost of goods sold	3,188,409	2,887,421	(300,988)	-10.4%	83.0%	83.6%
Selling, general and administrative expenses	574,987	506,408	(68,579)	-13.5%	15.0%	14.7%
Transaction expenses	6,719	5,246	(1,473)	-28.1%	0.2%	0.2%

Operating income (loss)	69,154	56,789	12,365	21.8%	1.8%	1.6%
Other income (expense):
Interest expense	(74,284)	(72,918)	(1,366)	-1.9%	-1.9%	-2.1%
Other, net	(5,172)	(3,895)	(1,277)	-32.8%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(10,302)	(20,024)	9,722	48.6%	-0.3%	-0.6%
Income tax provision (benefit)	(3,945)	(5,678)	(1,733)	-30.5%	-0.1%	-0.2%

Net income (loss)	$(6,357)	$(14,346)	$7,989	55.7%	-0.2%	-0.4%

Net Sales

Net sales for fiscal 2013 were 3,839.3 million, a $383.4 million or 11.1% increase compared with fiscal 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of TriCan and Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. These growth initiatives added $464.4 million of incremental sales during fiscal 2013. In addition, despite one less selling day in fiscal 2013 as compared to fiscal 2012, we experienced an increase in comparable tire unit sales of $3.6 million primarily driven by an overall stronger sales unit environment particularly during fourth quarter of 2013. However, these increases were partially offset by lower net tire pricing of $92.0 million, which included $68.8 million related to passenger and light truck tires and $15.5 million related to medium truck tires, primarily driven by manufacturer price repositioning, as well as, a slight shift in product mix in our lower priced point offerings specifically our entry level imported products.

Cost of Goods Sold

Cost of goods sold for fiscal 2013 were $3,188.4 million, a $301.0 million or a 10.4% increase compared with fiscal 2012. The increase in cost of goods sold was primarily driven by the combined results of new distributions centers as well as the acquisition of TriCan and CTO in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. These growth initiatives added $379.1 million of incremental costs during fiscal 2013. In addition, despite one less selling day in fiscal 2013 as compared to fiscal 2012, we experienced an overall stronger sales unit environment, particularly during fourth quarter of 2013, which increased cost of goods sold by $0.9 million. Cost of goods sold for fiscal 2013 also includes $5.4 million related to non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan, RTD, TDI and WTD as compared to $4.1 million during fiscal 2012. These increases were partially offset by lower net tire pricing of $78.6 million.

Cost of goods sold as a percentage of net sales was 83.0% for fiscal 2013, a decrease compared with 83.6% from fiscal 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by a higher level of manufacturer program benefits in the current year, which was driven by an approximate 4% unit growth in the U.S., but was partially offset by a higher level of negative FIFO layers in 2013 as compared to 2012, which resulted from manufacturer price reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2013 were $575.0 million, a $68.6 million or 13.5% increase compared with fiscal 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of TriCan and CTO in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. Combined, these factors added $69.6 million of incremental costs to fiscal 2013, including increased amortization expense of $12.1 million from newly established intangible assets. In addition, we experienced a $5.3 million increase to vehicle and occupancy expenses due to a higher overall consumption of fuel and other vehicle related expenses as well as increases in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $4.7 million of costs to fiscal 2013 as we increased our capital expenditure costs for information system technologies. These increases were partially offset by a decrease in salaries and wage expense of $9.0 million, which related to lower commission compensation, as well as, improved operating efficiencies and headcount leverage in most of our distribution centers.

Selling, general and administrative expenses as a percentage of net sales was 15.0% for fiscal 2013; an increase compared with 14.7% during fiscal 2012. The increase in selling, general and administrative expenses as a percentage of net sales was substantially driven by an increase in non-cash depreciation and amortization expense.

Transaction Expenses

Transaction expenses for fiscal 2013 were $6.7 million and were primarily related to costs associated with our acquisitions of RTD, TDI and WTD as well as expenses related to potential future acquisitions and other corporate initiatives. Transaction expenses for fiscal 2012 were $5.2 million, which primarily related to acquisition costs associated with our acquisition of TriCan in November 2012 and CTO in May 2012 as well as with expenses related to potential future acquisitions and corporate initiatives. In addition, we incurred $1.3 million for exit costs associated with our decision to relocate an existing distribution center into an expanded distribution center during fiscal 2012.

Interest Expense

Interest expense for fiscal 2013 was $74.3 million, a $1.4 million or 1.9% increase compared with fiscal 2012. The increase is primarily due to higher average debt levels on our ABL Facility as well as our FILO Facility, resulting from our acquisitions of TriCan at the end of fiscal 2012 as well as RTD, TDI and WTD during fiscal 2013. In addition, interest expense for fiscal 2012 included $2.8 million relating to the write-off of deferred financing costs associated with the amendment of our ABL Facility in November 2012 that did not repeat in fiscal 2013. During fiscal 2013, we also recorded $0.7 million associated with the fair value changes of our interest rate swaps. The comparable amount recorded associated with these swaps during fiscal 2012 was $1.3 million.

Provision (Benefit) for Income Taxes

Our income tax benefit for fiscal 2013 was $3.9 million. The benefit, which was based on a pre-tax loss of $10.3 million, includes $66.7 million of amortization expense that is not deductible for income tax purposes. Our income tax provision for 2012 was $5.7 million, which was based on pre-tax loss of $20.0 million, primarily resulting from a higher state effective tax rate as well as additional amortization expense related to the valuation of intangible assets acquired, which were recorded in connection with the Merger. Our effective tax rate for fiscal years 2013 and 2012 was 38.2% and 28.3%, respectively. The effective tax rate for fiscal 2013 was higher than the statutory tax rate primarily due to the adjustment to the transaction costs related to 2013 acquisitions, the release of the valuation allowance related to various state net operating losses, and the rate differences between U.S. and Canada. The effective tax rate for fiscal 2012 was lower than the statutory tax rate primarily due to the adjustment to the transaction costs related to the acquisition of TriCan, the impact from certain amortization expense that is non-deductible for tax purposes, and the rate differences between U.S. and Canada.

Fiscal 2012 Compared to Fiscal 2011

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Fiscal Year Ended	Fiscal Year Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	December 29, 2012	December 31, 2011	Favorable (unfavorable)	Favorable (unfavorable)	December 29, 2012	December 31, 2011

Net sales	$3,455,864	$3,050,240	$405,624	13.3%	100.0%	100.0%
Cost of goods sold	2,887,421	2,535,020	(352,401)	-13.9%	83.6%	83.1%
Selling, general and administrative expenses	506,408	437,110	(69,298)	-15.9%	14.7%	14.3%
Transaction expenses	5,246	3,946	(1,300)	-32.9%	0.2%	0.1%

Operating income (loss)	56,789	74,164	(17,375)	-23.4%	1.6%	2.4%
Other income (expense):
Interest expense	(72,918)	(67,580)	(5,338)	-7.9%	-2.1%	-2.2%
Other, net	(3,895)	(2,110)	(1,785)	-84.6%	-0.1%	-0.1%

Income (loss) from operations before income taxes	(20,024)	4,474	(24,498)	-547.6%	-0.6%	0.1%
Income tax provision (benefit)	(5,678)	4,357	10,035	230.3%	-0.2%	0.1%

Net income (loss)	$(14,346)	$117	$(14,463)	-12361.5%	-0.4%	0.0%

Net Sales

Net sales for fiscal 2012 were 3,455.9 million, a $405.6 million or 13.3% increase compared with fiscal 2011. The increase in net sales was partially driven by higher net tire pricing of $167.1 million. The pricing increase, which included $127.0 million related to passenger and light truck tires and $28.1 million related to medium truck tires, resulted from our passing through tire manufacturer price increases predominately established during 2011, as well as selling a higher mix of flag brand product and a lower mix of Chinese manufactured product. The combined results of new distribution centers opened since the beginning of 2011 as well as the acquisitions of TriCan, CTO and Bowlus Service Company d/b/a North Central Tire (“NCT”) added $181.5 million of incremental sales during fiscal 2012. In addition, an increase in comparable tire unit sales across all tire categories contributed $40.4 million, primarily driven by passenger and light truck tires. However, the increase in comparable tire sales was slightly impacted by destocking of lower price point inventories throughout the marketplace in anticipation of the expiration of tariffs imposed on Chinese tire imports that ceased at the end of September 2012. As a result, comparable net sales of the Chinese tire imports decreased by $34.1 million.

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

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

In thousands	December 28, 2013	December 29, 2012	December 31, 2011

Cash and cash equivalents	$35,760	$25,951	$14,979
Working capital	538,444	545,969	446,061
Total debt	967,000	951,204	835,808
Total stockholder’s equity	692,974	705,654	655,819
Debt-to-capital ratio	58.3%	57.4%	56.0%

Debt-to-capital ratio = total debt / (total debt plus total stockholder’s equity)

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility and FILO Facility. We currently do not intend nor foresee a need to repatriate funds from our Canadian subsidiaries to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect our cash flow from U.S. operations, combined with availability under our U.S. ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in the U.S. during the next twelve month period. In addition, we expect our cash flow from U.S. operations and our availability under our U.S. ABL Facility to continue to provide sufficient liquidity to fund our ongoing obligations, projected working capital requirements, restructuring obligations and capital spending in the U.S. during the foreseeable future. We expect cash flows from our Canadian operations, combined with availability under our Canadian ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in Canada during the next twelve month period and thereafter for the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of December 28, 2013, our total indebtedness was $967.0 million with a debt-to-capital ratio of 58.3%. In connection with our acquisition of Hercules on January 31, 2014, we incurred approximately $261.5 million in additional indebtedness. In addition, we entered into a debt commitment financing letter in connection with our proposed acquisition of Terry’s Tire on February 17, 2014. The commitment letter provides for an incremental $300.0 million senior secured term loan facility. Subject to the terms and conditions set forth in the commitment letter, we expect to use this incremental facility to finance the Terry’s Tire acquisition if it occurs. Cash interest payments for fiscal 2013, fiscal 2012 and fiscal 2011 were $68.2 million, $64.3 million and $61.7 million, respectively. As of December 28, 2013, we have an additional $236.1 million of availability under our U.S. ABL Facility and an additional $41.2 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our U.S. and Canadian ABL Facilities may not be available when we need them. Upon closing of the Hercules acquisition and the inclusion of the Hercules assets as part of our borrowing base under our ABL Facility, our aggregate availability was approximately $302 million.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A — Risk Factors.” If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our U.S. and Canadian ABL Facilities or through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011

Cash provided by (used in) operating activities	$109,731	$10,026	$(91,006)
Cash provided by (used in) investing activities	(118,435)	(167,821)	(92,249)
Cash provided by (used in) financing activities	22,998	168,824	186,263

Effect of exchange rate changes on cash	(4,485)	(57)	—

Net increase (decrease) in cash and cash equivalents	9,809	10,972	3,008
Cash and cash equivalents - beginning of period	25,951	14,979	11,971

Cash and cash equivalents - end of period	$35,760	$25,951	$14,979

Cash payments for interest	$68,179	$64,324	$61,732
Cash payments (receipts) for taxes, net	$23,740	$6,510	$(8,101)
Capital expenditures financed by debt	$128	$515	$—

Operating Activities

Net cash provided by operating activities for fiscal 2013 was $109.7 million compared with $10.0 million for fiscal 2012. The increase is primarily driven by cash earnings during the year. In addition, working capital requirements resulted in a net cash inflow of $18.3 million during fiscal 2013, primarily driven by a change in accounts payable associated with the timing of vendor payments which resulted in a cash inflow of $39.6 million partially offset by a cash outflow of $27.6 million related to changes in inventory levels as a result of stocking new distribution centers opened and acquired during the year as well as seasonal changes in inventory stocking levels (including the Canadian winter business).

Net cash provided by operating activities for fiscal 2012 was $10.0 million compared with net cash used in operating activities of $91.0 million for fiscal 2011. During fiscal 2012, working capital requirements resulted in a cash outflow of $73.4 million, primarily driven by the continued expansion of our distribution centers into new domestic geographic markets. In addition, inventory resulted in a cash outflow of $32.2 million as a result of stocking seven new distribution centers opened during 2012 and our recent acquisitions. Accounts payable and accrued expenses changes also resulted in a cash outflow of $38.3 million primarily associated with the earlier timing of vendor payments and changes in accrued incentive compensation.

Net cash used in operating activities for fiscal 2011 was $91.0 million. During fiscal 2011, working capital requirements resulted in a cash outflow of $175.0 million, primarily driven by the continued expansion of our distribution centers into new domestic geographic markets. The cash outflow of $151.9 million related to inventory reflected our decision to increase manufacturer safety stock amounts as a result of tight supply levels with most of our manufacturers, the impact of manufacturer price increases on the replenishment of our inventory as well as the impact of new, acquired or expanded distribution centers. In addition, the combined impact of stocking new distribution centers and our recent acquisitions also contributed to the inventory increase. As well, higher sales volumes led to a $47.4 million increase to accounts receivable. However, these amounts were partially offset by a $19.1 million increase in accounts payable and accrued expenses primarily associated with the timing of vendor payments and accrued interest on our senior notes.

Investing Activities

Net cash used in investing activities for fiscal 2013 was $118.4 million compared to $167.8 million during fiscal 2012. The change was primarily associated with cash paid for acquisitions, which resulted in a $38.3 million decrease during fiscal 2013. In addition, we invested $47.1 million and $52.4 million in property and equipment purchases during fiscal 2013 and fiscal 2012, respectively, which included information technology upgrades, IT application development and warehouse racking relating to existing and new distribution centers. During fiscal 2013 we received proceeds from the sale of assets held for sale of $7.8 million compared to $3.7 million during fiscal 2012.

Net cash used in investing activities for fiscal 2012 was $167.8 million compared to $92.2 million during fiscal 2011. The change was primarily associated with cash paid for acquisitions, which resulted in a $55.6 million increase. In addition, we invested $52.4 million and $31.0 million in property and equipment purchases during fiscal 2012 and fiscal 2011, respectively, which included information technology upgrades, IT application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for fiscal 2013 was $23.0 million compared with $168.8 million during fiscal 2012. The decrease was primarily related to lower net borrowings from our ABL Facility, specifically our U.S. ABL Facility due to the reduction in cash outflow for working capital requirements between periods and favorable cash earnings partially offset by cash paid for acquisition. In addition, cash provided by financing activities for fiscal 2012 included a $60.0 million equity contribution received from TPG and certain co-investors that did not repeat during fiscal 2013.

Net cash provided by financing activities for fiscal 2012 was $168.8 million compared with $186.3 million during fiscal 2011. The decrease was primarily related to lower net borrowings from our ABL Facility due to the reduction in cash outflow for working capital requirements between periods as well as the change in outstanding checks between periods. These decreases were partially offset by a $60.0 million equity contribution received from TPG and certain co-investors during 2012.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest for fiscal 2013 were $68.2 million compared with $64.3 million during fiscal 2012. The increase is primarily due to higher average debt levels during fiscal 2013. In addition, we paid an additional $0.4 million during fiscal 2013 related to our interest rate swaps.

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

Cash payments for taxes during fiscal 2013 were $23.7 million compared with $6.5 million during fiscal 2012. The difference between periods primarily relates to the balance and timing of estimated income tax payments and income tax payments due with returns.

Cash payments for taxes during fiscal 2012 were $6.5 million, net of a receipt of $1.2 million related to a federal income tax refund. The remaining balance included payments for 2012 estimated tax payments and 2011 tax return payments. Cash receipts for taxes for fiscal 2011 were $8.1 million. During fiscal 2011, we utilized a federal net operating loss to recover a portion of our prior federal income tax paid. As a result, we received a $9.1 million tax refund in the fourth quarter of 2011 based on the use of this net operating loss carryback.

Indebtedness

The following table summarizes our outstanding debt at December 28, 2013:

In thousands	Matures	Interest Rate (1)	Outstanding Balance

U.S. ABL Facility	2017	3.5%	$417,066
Canadian ABL Facility	2017	4.2	36,424
U.S. FILO Facility	2014	5.8	51,863
Senior Secured Notes	2017	9.75	248,219
Senior Subordinated Notes	2018	11.50	200,000
Capital lease obligations	2015 - 2027	7.1 - 12.3	12,330
Other	2014 - 2021	8.0 - 10.6	1,098

Total debt			967,000
Less - Current maturities			(564)

Long-term debt			$966,436

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rate at December 28, 2013.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, we entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”) which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in an aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility provides for revolving loans available to ATDI, its 100% owned subsidiary Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that we designate in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to TriCan, RTD and WTD and any other Canadian subsidiaries that we designate in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017. The maturity date for the FILO Facility is the date that is 36 months from January 31, 2014.

At December 28, 2013, we had $417.1 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $236.1 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at December 28, 2013 was $36.4 million, leaving $41.2 million available for additional borrowings. As of December 28, 2013, the outstanding balance of the U.S. FILO Facility was $51.9 million. In connection with our acquisition of Hercules on January 31, 2014, approximately $40.4 million was drawn under the U.S. ABL Facility to finance a portion of the Hercules Closing Purchase Price. Additionally, immediately following the Hercules acquisition, $5.6 million was drawn on the Canadian FILO Facility with a corresponding decrease to the Canadian ABL Facility. Upon closing of the Hercules acquisition and the inclusion of the Hercules assets as part of our borrowing base under our ABL Facility, our aggregate availability was approximately $302 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0%. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0%, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0%, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 2.0% or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0%. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5%. The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.25%, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 2.25%, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 3.25% or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.25%. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 70% of the lesser of cost or fair market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable, and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, applicable.

The U.S. FILO and the Canadian FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S or Canadian. loan parties, as applicable; plus

•	10.0% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. or Canadian loan parties, as applicable.

All obligations under the U.S. ABL Facility and the U.S. FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility and the Canadian FILO Facility are unconditionally guaranteed by the U.S. loan parties, TriCan, RTD, WTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the U.S. FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility and the Canadian FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and the FILO Facility contain customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 28, 2013, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

Senior Subordinated Notes

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes”). The net proceeds to ATDI from the sale of the Additional Subordinated Notes were approximately $221.1 million.

The Additional Subordinated Notes were issued pursuant to the Seventh Supplemental Indenture, dated as of January 31, 2014, among ATDI, the Guarantors and the Trustee (the “Seventh Supplemental Indenture”) to the Senior Subordinated Indenture. The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes, except the Additional Subordinated Notes will accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes, as defined below, will be treated as a single class of securities for all purposes under the Subordinated Indenture. However, the Additional Subordinated

Notes will be issued with separate CUSIP numbers from the Initial Subordinated Notes and will not be fungible for U.S. federal income tax purposes with the Initial Subordinated Notes. Interest on the Additional Subordinated Notes will be paid semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2014. The Additional Subordinated Notes will mature on June 1, 2018.

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due June 1, 2018, (the “Initial Subordinated Notes” and, collectively with the Additional Subordinated Notes, the “Senior Subordinated Notes”). Interest on the Initial Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010.

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

Contractual Commitments

As of December 28, 2013, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

In millions	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt (variable rate)	$505.4	$—	$—	$505.4	$—
Long-term debt (fixed rate)	449.4	0.3	0.4	448.5	0.2
Estimated interest payments (1)	265.0	68.0	129.9	59.4	7.7
Operating leases, net of sublease income	524.3	88.9	147.7	112.6	175.1
Capital leases	12.3	0.3	0.7	0.9	10.4
Uncertain tax positions	0.7	0.4	(0.2)	0.8	(0.3)
Deferred compensation obligation	3.4	—	—	—	3.4

Total contractual cash obligations	$1,760.5	$157.9	$278.5	$1,127.6	$196.5

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements other than liabilities related to certain leases of the Winston Tire Company (“Winston”). These leases were guaranteed when we sold Winston in 2001. As of December 28, 2013, our total obligations as guarantor on these leases are approximately $2.0 million extending over five years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.8 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value and consist primarily of automotive tires, custom wheels, and related tire supplies and tools. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, we could be required to reduce the value of our inventory or record additional reserves, which would adversely impact our financial position.

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

The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives as of November 30, 2013 and determined that no impairment existed at that date. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.

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

Stock Based Compensation

We account for stock-based compensation awards in accordance with ASC 718 — Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and restricted stock units. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

Foreign Currency Translation

All foreign currency denominated balance sheet accounts are translated at year end exchange rates and revenue and expense accounts are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of stockholder’s equity. Transactional foreign currency gains and losses are included in other expense, net in the accompanying consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance on December 30, 2012 (the first day of our 2013 fiscal year); however, we performed our annual impairment test in the fourth quarter of 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which amended the guidance for reporting reclassifications out of accumulated other comprehensive income. The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is entirely reclassified to net income, as required by U.S. GAAP. For other amounts, that are not required by U.S. GAAP to be entirely reclassified to net income, an entity is required to cross-reference other disclosures that will provide additional detail concerning these amounts. The amendments are effective for reporting periods beginning after December 15, 2012. We adopted this guidance on December 30, 2012 and its adoption did not have an effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our ABL Facility and our FILO Facility are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility and the U.S. FILO Facility are tied to Base Rate, as defined, or LIBOR. Interest on the Canadian ABL Facility is tied to Base Rate, as defined, or Prime Rate, as defined. At December 28, 2013, the total amount outstanding under our U.S. ABL Facility, Canadian ABL Facility and U.S. FILO Facility that was subject to interest rate changes was $505.4 million. In connection with our acquisition of Hercules on January 31, 2014, approximately $40.4 million was drawn under the U.S. ABL Facility to finance a portion of the Hercules Closing Purchase Price and thus subject to interest rate changes.

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

At December 28, 2013, $105.4 million of the total outstanding balance of our U.S. and Canadian ABL Facilities and our U.S. FILO Facility is not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $1.1 million.

Foreign Currency Exchange Rate Risk

The financial position and results of operations for TriCan, RTD and WTD are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of December 28, 2013, we do not have any foreign currency derivatives in place.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries (the “Company”) at December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 7, 2014

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share amounts	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,760	$25,951
Accounts receivable, net of allowance for doubtful accounts of $2,169 and $950 in fiscal 2013 and 2012, respectively	305,247	301,303
Inventories	772,733	721,672
Deferred income taxes	15,719	16,458
Income tax receivable	369	369
Assets held for sale	910	7,151
Other current assets	19,684	20,695

Total current assets	1,150,422	1,093,599

Property and equipment, net	147,856	129,882
Goodwill	504,333	483,143
Other intangible assets, net	713,294	738,698
Other assets	43,421	58,680

Total assets	$2,559,326	$2,504,002

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$563,691	$502,221
Accrued expenses	47,723	44,916
Current maturities of long-term debt	564	493

Total current liabilities	611,978	547,630

Long-term debt	966,436	950,711
Deferred income taxes	270,576	285,345
Other liabilities	17,362	14,662
Commitments and contingencies (See Note 13)
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	758,972	756,338
Accumulated earnings (deficit)	(56,898)	(50,541)
Accumulated other comprehensive income (loss)	(9,100)	(143)

Total stockholder’s equity	692,974	705,654

Total liabilities and stockholder’s equity	$2,559,326	$2,504,002

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Net sales	$3,839,269	$3,455,864	$3,050,240
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	3,188,409	2,887,421	2,535,020
Selling, general and administrative expenses	574,987	506,408	437,110
Transaction expenses	6,719	5,246	3,946

Operating income (loss)	69,154	56,789	74,164
Other income (expense):
Interest expense	(74,284)	(72,918)	(67,580)
Other, net	(5,172)	(3,895)	(2,110)

Income (loss) from operations before income taxes	(10,302)	(20,024)	4,474
Income tax provision (benefit)	(3,945)	(5,678)	4,357

Net income (loss)	$(6,357)	$(14,346)	$117

Other comprehensive income (loss):
Foreign currency translation	$(9,131)	$(344)	$—
Unrealized gain (loss) on rabbi trust assets, net of tax	174	138	(158)

Other comprehensive income (loss)	(8,957)	(206)	(158)

Comprehensive income (loss)	$(15,314)	$(14,552)	$(41)

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Total Stockholder’s Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income
In thousands, except share amounts		Shares	Amount
Balance, January 1, 2011	$651,446	1,000	$—	$687,537	$(36,312)	$221
Net income (loss)	117	—	—	—	117	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	(158)	—	—	—	—	(158)
Equity contributions	500	—	—	500	—	—
Repurchase of common stock	(200)	—	—	(200)	—	—
Stock-based compensation	4,114	—	—	4,114	—	—

Balance, December 31, 2011	655,819	1,000	—	691,951	(36,195)	63
Net income (loss)	(14,346)	—	—	—	(14,346)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	138	—	—	—	—	138
Foreign currency translation	(344)					(344)
Equity contributions	60,038	—	—	60,038	—	—
Stock-based compensation	4,349	—	—	4,349	—	—

Balance, December 29, 2012	705,654	1,000	—	756,338	(50,541)	(143)
Net income (loss)	(6,357)	—	—	—	(6,357)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	174	—	—	—	—	174
Foreign currency translation	(9,131)					(9,131)
Stock-based compensation	2,634	—	—	2,634	—	—

Balance, December 28, 2013	$692,974	1,000	—	$758,972	$(56,898)	$(9,100)

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(6,357)	$(14,346)	$117
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	105,458	89,167	78,071
Amortization of other assets	4,456	7,487	4,758
Provision (benefit) for deferred income taxes	(25,657)	(11,879)	(6,280)
Provision for doubtful accounts	2,237	1,996	1,911
Non-cash inventory step-up amortization	5,379	4,074	—
Stock-based compensation	2,634	4,349	4,114
Other, net	3,292	2,601	1,286
Change in operating assets and liabilities:
Accounts receivable	7,401	5,134	(47,363)
Inventories	(27,639)	(32,170)	(151,945)
Income tax receivable	644	1,232	8,045
Other current assets	1,160	(5,971)	(1,729)
Accounts payable and accrued expenses	29,916	(38,257)	19,082
Other, net	6,807	(3,391)	(1,073)

Net cash provided by (used in) operating activities	109,731	10,026	(91,006)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(77,017)	(115,334)	(59,694)
Purchase of property and equipment	(47,127)	(52,388)	(31,044)
Purchase of assets held for sale	(2,239)	(3,939)	(2,993)
Proceeds from sale of assets held for sale	7,751	3,738	1,403
Proceeds from sale of property and equipment	197	102	79

Net cash provided by (used in) investing activities	(118,435)	(167,821)	(92,249)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,973,584	3,333,642	2,760,364
Repayments of revolving credit facility	(2,955,576)	(3,217,298)	(2,577,380)
Outstanding checks	6,599	(1,754)	9,981
Payments of other long-term debt	(503)	(1,987)	(822)
Payments of deferred financing costs	(1,106)	(3,779)	(5,880)
Equity contribution	—	60,000	—

Net cash provided by (used in) financing activities	22,998	168,824	186,263

Effect of exchange rate changes on cash	(4,485)	(57)	—

Net increase (decrease) in cash and cash equivalents	9,809	10,972	3,008
Cash and cash equivalents - beginning of period	25,951	14,979	11,971

Cash and cash equivalents - end of period	$35,760	$25,951	$14,979

Supplemental disclosures of cash flow information:
Cash payments for interest	$68,179	$64,324	$61,732
Cash (receipts) payments for taxes, net	$23,740	$6,510	$(8,101)
Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$128	$515	$—

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Company:

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

The Company is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools, representing 97.4%, 2.0% and 0.6%, respectively, of our net sales. Operating as one operating and reportable segment through a network of 133 distribution centers, including three redistribution centers in the United States, the Company offers access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 72,000 customers (approximately 64,000 in the U.S. and 8,000 in Canada). The Company’s customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. The Company serves a majority of the contiguous United States as well as Canada.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 each contain operating results for 52 weeks. It should be noted that, prior to fiscal 2013, the Company and its TriCan Tire Distributors (“TriCan”) subsidiary had different year-end reporting dates. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to the Company’s fiscal year reporting date during fiscal 2013.

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

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. (“TPG” or the “Sponsor”) and certain co-investors (the “Merger”). Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Under push-down accounting, certain transactions incurred by the buyer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of the Company’s common stock has been pushed down from the buyer to the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its 100% owned subsidiaries. Partially-owned investments are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of comprehensive income (loss) in the period that they are determined.

Foreign currency translation

All foreign currency denominated balance sheet accounts are translated at year end exchange rates and revenue and expense accounts are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of stockholder’s equity. Transactional foreign currency gains and losses are included in other expense, net in the accompanying consolidated statements of comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value and consist primarily of automotive tires, custom wheels, and related tire supply and tool products. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors.

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

Buildings	25 to 31 years
Leasehold improvements	2 to 10 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	3 to 8 years
Internal use software	1 to 5 years
Vehicles and other	3 to 6 years

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

Intangible assets such as customer-related intangible assets and noncompete agreements with finite useful lives are amortized on a straight-line or accelerated basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer list	16 to 19 years
Tradenames	1 to 7 years
Noncompete agreements	1 to 5 years
Favorable leases	4 to 6 years

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

Deferred Financing Costs

Deferred financing costs are expenditures associated with obtaining financings that are capitalized in the consolidated balance sheets and amortized over the term of the loans to which such costs relate. Amounts capitalized are recorded within other assets in the consolidated balance sheets and amortized to interest expense in the consolidated statements of comprehensive income (loss). At December 28, 2013, the unamortized balance of deferred financing costs was $16.3 million, which includes $1.1 million incurred to increase the borrowing capacity of the Company’s Canadian ABL Facility and FILO Facility during fiscal 2013 (See Note 9 for additional information). At December 29, 2012, the unamortized balance of deferred financing costs was $19.7 million. Amortization for fiscal 2013, fiscal 2012 and fiscal 2011 was $4.5 million, $7.5 million and $4.8 million, respectively. Amortization for fiscal 2012 included $2.8 million related to the write-off of deferred financing costs associated with a lender that is not participating in the new syndication group.

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

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on both workers’ compensation and auto insurance. The Company has stop-loss insurance coverage for individual claims in excess of $0.3 million for employee health insurance and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $9.0 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience.

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

Shipping and Handling Fees and Costs

In accordance with current accounting standards, the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping fees represent revenues earned for the goods provided and therefore recorded within net sales in the consolidated statement of comprehensive income (loss). Handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as selling, general and administrative expenses within the consolidated statement of comprehensive income (loss), and includes a portion of internal costs such as salaries and overhead related to these activities. For fiscal 2013, 2012 and 2011, the Company incurred $213.8 million, $171.1 million and $140.8 million, respectively, related to these expenses.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” which amended the guidance on the annual impairment testing of indefinite-lived intangible assets other than goodwill. The amended guidance will allow a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, based on the qualitative assessment, it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. This new guidance will be effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on December 30, 2012 (the first day of its 2013 fiscal year); however, the Company performed its annual impairment test in the fourth quarter of 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which amended the guidance for reporting reclassifications out of accumulated other comprehensive income. The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is entirely reclassified to net income, as required by U.S. GAAP. For other amounts, that are not required by U.S. GAAP to be entirely reclassified to net income, an entity is required to cross-reference other disclosures that will provide additional detail concerning these amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on December 30, 2012 and its adoption did not have an effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on its consolidated financial statements.

3.	Acquisitions:

2013 Acquisitions

On December 13, 2013, TriCan entered into a Share Purchase Agreement with Wholesale Tire Distributors Inc., a corporation formed under the laws of the Province of Ontario (“WTD”), Allan Bishop, an individual resident in the Province of Ontario (“Allan”)

and The Bishop Company Inc., a corporation formed under the laws of the Province of Ontario (“BishopCo”) (Allan and BishopCo each, a “Seller” and collectively, the “Sellers”), pursuant to which TriCan agreed to acquire from the Sellers all of the issued and outstanding shares of WTD. WTD owned and operated two distribution centers serving over 2,300 customers. The acquisition of WTD strengthened the Company’s market presence in the Southern Ontario region of Canada. The acquisition was completed on December 13, 2013 and was funded through cash on hand. The Company does not believe the acquisition of WTD is a material transaction, individually or when aggregated with the other non-material acquisition discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 — Business Combinations. As a result, the information is not presented.

The acquisition of WTD was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $4.4 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $1.1 million. The premium in the purchase price paid for the acquisition of WTD reflects the anticipated realization of operational and cost synergies. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately.

On August 30, 2013, the Company entered into a Stock Purchase Agreement with Tire Distributors, Inc. (“TDI”) to acquire 100% of the outstanding capital stock of TDI. TDI owned and operated one distribution center serving over 1,700 customers across Maryland and northeastern Virginia. The acquisition was completed on August 30, 2013 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of TDI is a material transaction, individually or when aggregated with the other non-material acquisition discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 — Business Combinations. As a result, the information is not presented.

The acquisition of TDI was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $3.4 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $2.4 million. The premium in the purchase price paid for the acquisition of TDI reflects the anticipated realization of operational and cost synergies.

On March 22, 2013, TriCan and ATDI entered into a Share Purchase Agreement with Regional Tire Holdings Inc., a corporation formed under the laws of the Province of Ontario (“Holdco”), Regional Tire Distributors Inc. (“RTD”), a corporation formed under the laws of the Province of Ontario and a 100% owned subsidiary of Holdco, and the shareholders of Holdco, pursuant to which TriCan agreed to acquire from the shareholders of Holdco all of the issued and outstanding shares of Holdco for a purchase price of $62.5 million. Holdco has no significant assets or operations, other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD significantly expanded the Company’s presence in the Ontario and Atlantic Provinces of Canada and complements the Company’s current operations in Canada.

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

The acquisition of RTD was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the Adjusted Purchase Price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The allocation of the Adjusted Purchase Price is a follows:

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

RTD contributed net sales of approximately $143.4 million to the Company for the period from May 1, 2013 to December 28, 2013. Net income contributed by RTD since the acquisition date was approximately $4.0 million which included non-cash amortization of the inventory step-up of $2.7 million and non-cash amortization expense on acquired intangible assets of $4.9 million.

2012 Acquisitions

On November 30, 2012, ATDI and ATD Acquisition Co. V Inc. (“Canada Acquisition”), a newly-formed direct 100% owned Canadian subsidiary of ATDI, entered into a Share Purchase Agreement with 1278104 Alberta Inc. (“Seller”), Triwest Trading (Canada) Ltd., a 100% owned subsidiary of Seller (“Triwest”) and certain shareholders of Seller pursuant to which Canada Acquisition agreed to acquire from Seller all of the issued and outstanding common shares of Triwest along with an outstanding loan owed to Seller by Triwest for approximately $97.5 million, subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. Of the $97.5 million purchase price, $15.0 million is held in escrow pending the resolution of the post-closing adjustments and other escrow release conditions in accordance with the terms of the purchase agreement and escrow agreement. As a result of the acquisition, Triwest became a direct 100% owned subsidiary of Canada Acquisition. Triwest (dba: TriCan Tire Distributors, or “TriCan”) is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada with distribution centers stretching across the country. The acquisition of TriCan expanded the Company’s footprint and distribution services into Canada for the first time. During second quarter 2013, the Company and the Seller agreed on the post-closing working capital adjustment in accordance with the purchase agreement. This adjustment reduced the purchase price by $3.4 million to $94.1 million with a corresponding decrease to goodwill of $3.4 million.

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

The following unaudited pro forma supplementary data for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 gives effect to the acquisition of RTD as if it had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year) and gives effect to the acquisition of TriCan as if it had occurred on January 2, 2011 (the first day of the Company’s 2011 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the TriCan and RTD acquisitions been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Pro Forma
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Net sales	$3,873,469	$3,767,037	$3,234,331
Net income (loss)	(9,007)	(9,289)	5,596

The pro forma supplementary data for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 includes $1.9 million, $11.7 million and $5.9 million, respectively, as an adjustment to historical amortization expense as a result of acquired intangible assets.

On May 24, 2012, the Company entered into a Stock Purchase Agreement with Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) to acquire 100% of the outstanding capital stock of CTO. CTO owned and operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of CTO is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 — Business Combinations. As a result, the information is not presented.

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

2011 Acquisition

On April 15, 2011, the Company entered into a Stock Purchase Agreement with the Bowlus Service Company d/b/a North Central Tire (“NCT”) to acquire 100% of the outstanding capital stock of NCT. NCT owned and operated three distribution centers in Canton, Ohio, Cincinnati, Ohio and Rochester, New York, serving over 2,700 customers. The acquisition was completed on April 29, 2011 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of NCT is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 — Business Combinations. As a result, the information is not presented.

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

Inventories consist primarily of automotive tires, custom wheels, tire supplies and tools and are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility and FILO Facility. See Note 9 for further information.

As a result of the TriCan, RTD, TDI and WTD acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million, $0.2 million and $0.5 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value is amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying consolidated statements of comprehensive income (loss) for the fiscal years ended December 28, 2013 and December 29, 2012 was $5.4 million and $4.1 million, respectively.

5.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At December 28, 2013, assets held for sale totaled $0.9 million, of which $0.5 million were residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

As part of the Am-Pac Tire Dist., Inc. (“Am-Pac”) acquisition in 2008, the Company acquired a distribution center in California which contained office space that served as Am-Pac’s headquarters. The facility was used as a warehouse within the Company’s distribution operations until its activities were absorbed into nearby existing locations during 2011. During the first quarter of 2013, the Company determined that the carrying value of the facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.5 million adjustment related to the fair value of this facility. During the third quarter of 2013, the Company received $3.9 million in cash for the sale of this facility. The carrying value of the facility was $4.0 million. Accordingly, the Company has recognized a pre-tax loss on the sale of this facility of $0.1 million within the accompanying consolidated statement of comprehensive income (loss).

On February 1, 2012, the Company reacquired one of three facilities originally included in a sale-leaseback transaction completed in 2002 that had an initial lease term of 20 years, followed by two 10 year renewal options. The facility was used as a distribution center within the Company’s operations until its activities were relocated to an expanded location during the second quarter of 2012. As a result, the Company classified the facility as held for sale during the third quarter of 2012 when the appropriate criteria was met. During the third quarter of 2013, the Company determined that the carrying value of this facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.3 million adjustment related to the fair value of this facility which reduced the carrying value to $1.5 million. In October 2013, the Company received $1.5 million in cash for the sale of this facility.

During third quarter 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. During the fourth quarter of 2013, the Company determined that the carrying value of this facility exceeded its fair value due to current market conditions. As a result, the Company recorded a $0.3 million adjustment related to the fair value of this facility. As of December 28, 2013, the carrying value of this facility was $0.4 million. The Company is actively marketing this property and anticipates that it will be sold within a twelve-month period.

6.	Property and Equipment:

The following table represents the major classes of property and equipment at December 28, 2013 and December 29, 2012:

In thousands	December 28, 2013	December 29, 2012
Land	$1,665	$2,108
Buildings and leasehold improvements	22,811	21,554
Machinery and equipment	27,515	21,745
Furniture and fixtures	46,459	39,863
Software	117,607	88,021
Vehicles and other	3,111	3,649

Total property and equipment	219,168	176,940
Less - Accumulated depreciation	(71,312)	(47,058)

Property and equipment, net	$147,856	$129,882

Depreciation expense was $29.5 million for the fiscal year ended December 28, 2013, $23.1 million for the fiscal year ended December 29, 2012 and $16.5 million for the fiscal year ended December 31, 2011. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of two of the Company’s owned facilities (see Note 9). The net book value of these assets at December 28, 2013 and December 29 2012 was $6.9 million and $7.2 million, respectively. Accumulated depreciation was $1.1 million and $0.8 million for the respective periods. Depreciation expense was $0.3 million, $0.2 million and $0.3 million for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

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

The changes in the carrying amount of goodwill are as follows:

In thousands	December 28, 2013	December 29, 2012
Beginning balance	$483,143	$446,787
Purchase accounting adjustments	(1,349)	—
Acquisitions	25,408	36,457
Currency translation	(2,869)	(101)

Ending balance	$504,333	$483,143

As of December 28, 2013, the Company has recorded goodwill of $504.3 million, of which approximately $26 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On December 13, 2013, TriCan entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of WTD. The acquisition was funded through cash on hand. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $1.1 million as goodwill. See Note 3 for additional information.

On August 30, 2013, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of TDI. The acquisition was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During fourth quarter 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement which increased goodwill by $0.5 million. In addition, the Company adjusted the fair market value of certain working capital items during fourth quarter 2013. These adjustments increased goodwill by $0.2 million to $2.4 million at December 28, 2013. See Note 3 for additional information.

On April 30, 2013, TriCan completed the acquisition of RTD pursuant to a Share Purchase Agreement entered into on March 22, 2013. The acquisition was funded through the Company’s ABL Facility and FILO Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During third quarter 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increased goodwill by $1.0 million to $20.4 million at December 28, 2013. See Note 3 for additional information.

In addition, the Company acquired the inventory and accounts receivable of a small Canadian distributor in February 2013. The purchase price was allocated to the assets acquired based on their estimated fair market value, which resulted in an increase to goodwill of $1.6 million.

On November 30, 2012, ATDI and Canada Acquisition entered into a Share Purchase Agreement to acquire all of the issued and outstanding common shares of TriCan. The acquisition was completed on November 30, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During fiscal 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement which decreased goodwill by $3.4 million. In addition, the Company adjusted the fair market value of certain working capital items during fiscal 2013. These adjustments increased goodwill by $1.4 million to $25.0 million at December 28, 2013. See Note 3 for additional information.

On May 24, 2012, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding capital stock of CTO. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During fiscal 2013, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment increase goodwill by $0.6 million to $10.1 million at December 28, 2013. See Note 3 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 28, 2013 and December 29, 2012:

	December 28, 2013		December 29, 2012
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$677,062	$226,614	$632,589	$156,249
Noncompete agreements	12,007	6,400	7,898	2,841
Favorable leases	688	119	360	5
Tradenames	10,531	3,754	9,043	1,990

Total finite-lived intangible assets	700,288	236,887	649,890	161,085
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$950,181	$236,887	$899,783	$161,085

At December 28, 2013, the Company had $713.3 million of intangible assets. The balance primarily relates to the Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of WTD, the Company allocated $4.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years. As part of the purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. In connection with the acquisition of CTO on May 24, 2012, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years. During 2011, the Company allocated $43.4 million to finite-lived intangible assets, including $38.2 million associated with a customer list as well as $5.2 million associated with a noncompete agreement, in connection with the acquisition of NCT. These intangible assets had a useful life of nineteen years and five years, respectively. See Note 3 for additional information.

Amortization of intangible assets was $76.2 million in fiscal 2013, $66.2 million in fiscal 2012 and $61.8 million in fiscal 2011. Estimated amortization expense on existing intangible assets is expected to approximate $73.2 million in 2014, $62.7 million in 2015, $52.9 million in 2016, $46.2 million in 2017 and $39.6 million in 2018.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at December 28, 2013 and at December 29, 2012:

In thousands	December 28, 2013	December 29, 2012
U.S. ABL Facility	$417,066	$478,616
Canadian ABL Facility	36,424	10,976
FILO Facility	51,863	—
Senior Subordinated Notes	200,000	200,000
Senior Secured Notes	248,219	247,802
Capital lease obligations	12,330	12,469
Other	1,098	1,341

Total debt	967,000	951,204
Less - Current maturities	(564)	(493)

Long-term debt	$966,436	$950,711

The fair value of the Senior Secured Notes was $265.0 million at December 28, 2013 and December 29, 2012 and is based upon quoted market values (Level 1). The fair value of the Senior Subordinated Notes was $212.0 million at December 28, 2013 and December 29, 2012 and is based upon quoted prices for similar liabilities (Level 2).

Aggregate maturities of long-term debt at December 28, 2013, are as follows:

In thousands
2014	$564
2015	507
2016	554
2017	754,183
2018	200,595
Thereafter	10,597

Total	$967,000

ABL Facility

See Note 18 regarding recent amendment to the Sixth Amended and Restated Credit Agreement.

Our Sixth Amended and Restated Credit Agreement (as amended, our “Credit Agreement”) provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $100.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides the U.S. borrowers under the agreement with a first-in last-out facility (the “FILO Facility”) in an aggregate principal amount of up to $60.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility provides for revolving loans available to ATDI, its 100% owned subsidiary Am-Pac Tire Dist. Inc. and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to TriCan, RTD and WTD and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (up to $50.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017, provided that if on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017. The maturity date for the FILO Facility is October 30, 2014. See Note 18 for additional information regarding the amendment to the FILO Facility and the new maturity date.

At December 28, 2013, the Company had $417.1 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.1 million, leaving $236.1 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at December 28, 2013 was $36.4 million, leaving $41.2 million available for additional borrowings. As of December 28, 2013, the outstanding balance of the FILO Facility was $51.9 million and was classified as long-term debt on the consolidated balance sheet as the FILO Facility was refinanced on a long-term basis on January 31, 2014. See Note 18 for additional information.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of December 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 28, 2013. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of December 28, 2013 or (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of December 28, 2013. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of December 28, 2013 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of December 28, 2013. The applicable margins under the FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

All obligations under the U.S. ABL Facility and the FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp and TDI. The Canadian ABL Facility is unconditionally guaranteed by the U.S. loan parties, TriCan, RTD, WTD and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and the FILO Facility contain customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of December 28, 2013, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

Senior Subordinated Notes

See Note 18 regarding a recent amendment to the Senior Subordinated Indenture and the issuance of additional Senior Subordinated Notes.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At December 28, 2013, the outstanding balance of the financing obligation was $12.2 million.

10.	Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with exposure to fluctuations in interest rates on its variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes. All derivatives are recognized on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in net income (loss) in the statement of comprehensive income (loss) at the time earnings are affected by the hedged transaction. For other derivatives, changes in the fair value of the contract are recognized immediately in net income (loss) in the statement of comprehensive income (loss).

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

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February 2012. The remaining swap covered an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and expired in February 2013. The counterparty to each swap was a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract were recognized in net income (loss) in the consolidated statement of comprehensive income (loss).

The following table presents the fair values of the Company’s derivative instruments included within the consolidated balance sheets as of December 28, 2013 and December 29, 2012:

		Liability Derivatives
In thousands	Balance Sheet Location	December 28, 2013	December 29, 2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Accrued expenses	$—	$149
3Q 2011 swaps - $100 million notional	Accrued expenses	792	1,314
3Q 2012 swaps - $100 million notional	Accrued expenses	280	750
3Q 2013 swaps - $200 million notional	Accrued expenses	1,880	—

Total		$2,952	$2,213

The pre-tax effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$(149)	$(154)	$303
1Q 2011 swap - $25 million notional	Interest Expense	—	(12)	12
3Q 2011 swaps - $100 million notional	Interest Expense	(522)	764	551
3Q 2012 swaps - $100 million notional	Interest Expense	(470)	750	—
3Q 2013 swaps - $200 million notional	Interest Expense	1,880	—	—

Total		$739	$1,348	$866

11.	Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 — Inputs based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 — Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities, therefore requiring an entity to develop its own assumptions.

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of December 28, 2013:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,412	$3,412	$—	$—

Total	$3,412	$3,412	$—	$—

Liabilities:
Derivative instruments	$2,952	$—	$2,952	$—

Total	$2,952	$—	$2,952	$—

ASC 820 — Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•	Benefit trust assets — These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•	Derivative instruments — These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities on a recurring basis at December 28, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.

12.	Employee Benefits:

The Company accounts for stock-based compensation awards in accordance with ASC 718 — Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on February 15, 2013 by the board of directors of the Company’s indirect parent, Accelerate Parent Corp., to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan, from 48.6 million to 52.1 million. In addition to the increase in the maximum number of shares, on February 15, 2013 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 3.5 million shares of common stock, have an exercise price of $1.20 per share, and vest over a three to five-year vesting period. As of December 28, 2013, the Company has 2.5 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
January 1, 2011	44,448,000	1.00	—	—
Granted	1,900,000	1.00	n/a	n/a
Cancelled	(1,749,600)	1.00	n/a	n/a

December 31, 2011	44,598,400	$1.00	8,710,401	$1.00
Granted	2,277,600	1.14	n/a	n/a
Exercised	(38,000)	1.00	n/a	n/a
Cancelled	(156,400)	1.00	n/a	n/a

December 29, 2012	46,681,600	$1.01	17,594,936	$1.00
Granted	3,500,002	1.20	n/a	n/a
Exercised	—	—	n/a	n/a
Cancelled	(665,099)	1.01	n/a	n/a

December 28, 2013	49,516,503	$1.02	27,794,844	$1.01

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at December 28, 2013 was 6.9 years and 6.8 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At December 28, 2013 unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $7.6 million and the weighted-average period over which this expense will be recognized is 1.3 years.

The weighted average fair value of the stock options granted during the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $0.54, $0.50 and $0.44, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Risk-free interest rate	1.38%	1.48%	2.41%
Dividend yield	—	—	—
Expected life	6.0 years	6.5 years	6.4 years
Volatility	45.39%	42.81%	40.75%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent company may be granted to non-employee directors of the Company, of which 0.3 million remain available at December 28, 2013 for future incentive awards.

The following table summarizes RSU activity under the 2010 RSU Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at January 1, 2011	150,000	$1.00
Granted	100,000	1.00
Vested	(75,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	219,298	1.14
Vested	(125,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 29, 2012	269,298	$1.11
Granted	—	—
Vested	(159,649)	1.10
Cancelled	(21,930)	1.14

Outstanding and unvested at December 28, 2013	87,719	$1.14

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight- line basis over the requisite service period, which is generally the two year vesting period. At December 28, 2013, the Company has recognized all compensation expense related to non-vested RSUs granted under the 2010 RSU Plan as all outstanding and unvested RSUs at December 28, 2013 will vest at the beginning of fiscal 2014.

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

	Fiscal Year Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Stock Options	$2,524	$4,118	$3,999
Restricted Stock Units	110	231	115

Total	$2,634	$4,349	$4,114

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

At December 28, 2013, the Company’s obligation related to its deferred compensation plan was $3.4 million, recorded in the consolidated balance sheet within other non-current liabilities. At December 29, 2012, the Company’s obligation related to its deferred compensation plan was $2.7 million. The Company provides for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. Amounts related to the Rabbi Trust were $3.4 million and $2.7 million at December 28, 2013 and December 29, 2012, respectively, and are recorded in the consolidated balance sheets within other non-current assets. Contributions made by the Company on behalf of its employees were less than $0.1 million during fiscal 2013, 2012 and 2011.

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

The Company match of participant contributions is recorded within selling, general and administrative expense. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company contributed $2.8 million, $2.0 million and $2.1 million, respectively.

13.	Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2014 and 2027. Future minimum lease commitments, net of sublease income, at December 28, 2013 are as follows:

In thousands
2014	$88,941
2015	79,087
2016	68,646
2017	60,772
2018	51,786
Thereafter	175,115

Total	$524,347

The Company’s rent expense, net of sublease income, under these operating leases was $92.9 million in fiscal 2013, $75.1 million in fiscal 2012 and $59.1 million in fiscal 2011.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities. On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company has a capital lease obligation of $12.2 million at December 28, 2013. See Note 9 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of December 28, 2013, the Company’s total obligations, as guarantor on these leases, are approximately $2.0 million extending over five years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.8 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state, foreign and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 14 for further description of the accounting standards for income taxes and the related impacts.

14.	Income Taxes:

The Company’s income tax provision (benefit) consisted of the following components:

	Fiscal Year Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Federal:
Current provision (benefit)	$13,944	$5,420	$8,668
Deferred provision (benefit)	(18,141)	(9,802)	(7,327)

Total	(4,197)	(4,382)	1,341
State:
Current provision (benefit)	3,707	1,884	3,278
Deferred provision (benefit)	(3,644)	(2,037)	(262)

Total	63	(153)	3,016

Foreign:
Current provision (benefit)	1,963	49	—
Deferred provision (benefit)	(1,774)	(1,192)	—

Total	189	(1,143)	—

Total provision (benefit)	$(3,945)	$(5,678)	$4,357

The provision (benefit) for income taxes differs from the amount of income taxes computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income (loss), as a result of the following differences:

	Fiscal Year Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Income tax provision (benefit) computed at the federal statutory rate	$(3,608)	$(7,008)	$1,566
State income taxes, net of federal income tax benefit	676	(100)	613
Benefit of lower foreign rate	(84)	395	—
Increase in state effective tax rate	—	—	2,073
Permanent differences	652	437	505
Debt issuance costs	(244)	(221)	(200)
Non-deductible transaction costs	566	430	—
Tax settlements and other adjustments to uncertain tax positions	(1,542)	138	(376)
Increase (decrease) in valuation allowance	(281)	132	176
Other	(80)	119	—

Income tax provision (benefit)	$(3,945)	$(5,678)	$4,357

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. As of December 28, 2013 and December 29, 2012, amounts related to deferred income taxes have been classified in the accompanying consolidated balance sheet as follows:

In thousands	December 28, 2013	December 29, 2012
Deferred tax assets (liabilities):
Current	$15,719	$16,458
Noncurrent	(270,576)	(285,345)

Total	$(254,857)	$(268,887)

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 28, 2013 and December 29, 2012 for the Company are as follows:

In thousands	December 28, 2013	December 29, 2012
Deferred tax assets:
Accrued expenses and liabilities	$8,686	$8,490
Net operating loss carry-forwards	1,233	2,059
Employee benefits	9,622	7,594
Inventory cost capitalization	6,359	7,633
Other assets	(925)	954
Other	5,214	5,534

Gross deferred tax assets	30,189	32,264
Less: Deferred tax valuation allowances	(750)	(762)

Net deferred tax assets	29,439	31,502

Deferred tax liabilities:
Depreciation and amortization of intangibles	(283,033)	(299,262)
Other	(1,263)	(1,127)

Gross deferred tax liabilities	(284,296)	(300,389)

Net deferred tax assets (liabilities)	$(254,857)	$(268,887)

As part of the Merger, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction expenses. At December 28, 2013, the balance of this acquired non-current deferred tax asset is $5.9 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the Merger less existing tax deductible intangibles, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

Management regularly reviews the recoverability of deferred tax assets, and where appropriate, establishes a valuation allowance against them. The Company concluded that certain deferred tax assets related to certain capital losses do not meet the requirement of being more likely than not that they will be realized. As a result, the Company established a valuation allowance against them.

At December 28, 2013, the Company had $1.6 million of NOLs available for federal tax purposes as well as $14.2 million available for state tax purposes. The NOLs are available to offset taxable income in future years and expire between 2014 and 2029. The Company expects to utilize these NOLs prior to their expiration date.

At December 28, 2013, the Company had unrecognized tax benefits of $0.7 million, of which $0.4 million is included within accrued expenses and $0.3 million is included within other liabilities within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $0.2 million as of December 28, 2013. In addition, $0.5 million related to temporary timing differences.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Beginning balance	$1,953	$1,815	$2,181
(Reductions) additions based on tax positions related to the current year, net	(688)	138	(366)
Settlements	—	—	—
Reductions for lapse in statute of limitations	(559)	—	—

Ending balance	$706	$1,953	$1,815

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

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2010 — 2012 remain open to examination by the Internal Revenue Service. The tax years 2010 — 2012 remain open to examination by other major taxing jurisdictions to which the Company is subject (primarily Canada and other state and local jurisdictions).

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

15.	Stockholder’s Equity

See Note 18 regarding recent equity contribution received from TPG and certain co-investors.

In connection with the Merger on May 28, 2010, TPG and certain co-investors contributed $675.4 million through the purchase of common stock in Holdings indirect parent company. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from the indirect parent company to Holdings and recorded in additional paid-in capital. Subsequent to May 28, 2010, certain members of Holdings management and certain board members purchased common stock in Holdings indirect parent company. At December 28, 2013 and December 29, 2012, these amounts totaled $8.7 million. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

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

Common Stock

The authorized share capital of Holdings is $10, consisting of 1,000 common shares, par value $0.01. At December 28, 2013, Accelerate Holdings Corp. owns 100% of Holdings issued and outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

The Company maintains a deferred compensation plan for certain eligible employees, in which the obligation is funded through a Rabbi Trust. Unrealized gains and losses on Rabbi Trust assets are recorded net of tax in accumulated other comprehensive income (loss) and amounted to a gain of $0.2 and $0.1 million at December 28, 2013 and December 29, 2012, respectively.

In addition, gains and losses resulting from the translation of foreign currency are recorded in accumulated other comprehensive income (loss) and amounted to a loss of $9.1 million and $0.3 million at December 28, 2013 and December 29, 2012, respectively.

16.	Related Party Transaction:

Upon the closing of the Merger, the Company entered into a transaction and monitoring fee letter agreement with TPG pursuant to which the Company retained TPG to provide certain management, consulting, and financial services to the Company, when and as requested by the Company. The Company agreed to pay TPG a monitoring fee equal to 2.0% of adjusted earnings before interest, taxes, depreciation, amortization and other adjustments (“Adjusted EBITDA”). The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. In the event of an initial public offering, sale of all or substantially all of the Company’s assets or a change of control transaction, TPG is entitled to receive, on its request and in lieu of any continuing payment of the monitoring fee, an aggregate termination fee of $12.5 million. For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company recorded $5.8 million, $7.4 million and $4.6 million, respectively in expense related to the monitoring fee for fiscal years 2013, 2012 and 2011 which is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

17.	Geographic Area Information:

The following table presents net sales and long-lived assets by geographic area. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property and equipment, net

	Fiscal Year Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Net sales to external customers:
United States	$3,499,770	3,443,781	3,050,240
Canada	339,499	12,083	—

Total	$3,839,269	$3,455,864	$3,050,240

	Fiscal Year Ended
In thousands	December 28, 2013	December 29, 2012
Long-lived assets:
United States	$141,055	128,724
Canada	6,801	1,158

Total	$147,856	$129,882

18.	Subsequent Event:

Kipling Acquisition

On January 17, 2014, TriCan entered into an Asset Purchase Agreement with Kipling Tire Co. LTD., a corporation governed by the laws of the Province of Ontario (“Kipling”), pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition will further strengthen TriCan’s presence in the

Southern Ontario region of Canada. The acquisition was completed on January 17, 2014 and was funded through the Company’s Canadian ABL Facility. The Company does not believe the acquisition of Kipling is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 — Business Combinations. As a result, the information is not presented.

Hercules Acquisition

On January 24, 2014, ATD Merger Sub II LLC (“Buyer” or “Merger Sub”), an indirect wholly-owned subsidiary of Holdings and ATDI, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Tire Holdings LLC, a Delaware limited liability company (“Hercules Holdings”), the equityholders of Hercules Holdings (each a “Seller” and, collectively, the “Sellers”) and the Sellers’ Representative, pursuant to which Merger Sub will be merged with and into Hercules Holdings (the “Merger”), with Hercules Holdings being the surviving entity and becoming an indirect wholly-owned subsidiary of Holdings. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company, a Connecticut corporation (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and other in the United States, Canada and internationally.

The Merger was completed on January 31, 2014 for aggregate cash consideration of approximately $311.5 million (the “Hercules Closing Purchase Price”), plus up to $10.0 million in additional consideration contingent upon the occurrence of certain performance-related and other post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The Hercules Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

The Hercules Closing Purchase Price was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described below, an equity contribution of $50.0 million from Holdings’ indirect parent and borrowings under Holdings’ credit agreement, as more fully described below. The equity contribution was funded from proceeds of the sale by Accelerate Parent Corp., Holdings’ indirect parent, of 33.3 million shares of common stock to affiliates of TPG Capital L.P. and certain co-investors.

The Merger will be recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. As of the date of this Annual Report on Form 10-K, the information is not yet available to perform the preliminary purchase price allocation and prepare the supplemental pro forma disclosures. The disclosures and supplemental pro forma information required by ASC 805 — Business Combinations will be made when the information becomes available.

Terry’s Tire Acquisition

On February 17, 2014, ATDI entered into a Stock Purchase Agreement with TTT Holdings, Inc., a Delaware corporation (“Seller”) pursuant to which ATDI agreed to acquire from Seller all of the outstanding capital stock of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet.

The consummation of the Terry’s Tire acquisition, which is subject to customary closing conditions (including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), is expected to occur by the end of Holdings’ first quarter or early in the second quarter of 2014. The Stock Purchase Agreement provides for the payment of aggregate cash consideration of approximately $345.0 million, subject to certain customary pre-closing adjustments (the “Terry’s Tire Closing Purchase Price”), plus up to $20.0 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Terry’s Tire Additional Purchase Price” and, collectively with the Terry’s Tire Closing Purchase Price, the “Terry’s Tire Purchase Price.”) The Terry’s Tire Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. The Terry’s Tire Purchase Price is expected to be funded by a combination of the issuance of additional debt (as described below) and other resources available to ATDI, including the existing credit agreement. In connection with the entry into the Stock Purchase Agreement, ATDI entered into a debt financing commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (together, the “Lenders”) on February 17, 2014, pursuant to which the Lenders have committed to arrange and provide a $300.0 million senior secured term loan facility on the terms and subject to the conditions set forth in the Debt Commitment Letter. ATDI’s obligations under the Stock Purchase Agreement are not conditioned on receipt of financing.

Amendment of Senior Subordinated Indenture

On January 31, 2014, ATDI entered into the Sixth Supplemental Indenture (the “Sixth Supplemental Indenture”) with The Bank of New York Mellon Trust company, N.A., as trustee (the “Trustee”) and the guarantors party thereto (the “Guarantors”) to the Subordinated Notes Indenture, dated as of May 28, 2010, among ATDI, the guarantors party thereto and the Trustee (as amended and supplemented from time to time, the “Subordinated Indenture”) relating to the $200.0 million aggregate principal amount of 11.50% Senior Subordinated Notes due 2018 of ATDI initially issued on May 28, 2010 (the “Initial Subordinated Notes”). ATDI received consents from a 100% of the holders of the Initial Subordinated Notes and accepted such consents. The amendments included in the Sixth Supplemental Indenture provide for ATDI’s ability to incur additional senior debt under the Subordinated Indenture under certain circumstances.

Subordinated Notes Offering

In connection with the consummation of the Hercules Merger, on January 31, 2014, ATDI completed the sale to certain purchasers of $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes”). The net proceeds to ATDI from the sale of the Additional Subordinated Notes was approximately $221.1 million.

The Additional Subordinated Notes were issued pursuant to the Seventh Supplemental Indenture, dated as of January 31, 2014, among ATDI, the Guarantors and the Trustee (the “Seventh Supplemental Indenture”) to the Senior Subordinated Indenture. The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes, except the Additional Subordinated Notes will accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes will be treated as a single class of securities for all purposes under the Subordinated Indenture. However, the Additional Subordinated Notes will be issued with separate CUSIP numbers from the Initial Subordinated Notes and will not be fungible for U.S. federal income tax purposes with the Initial Subordinated Notes.

Interest on the Additional Subordinated Notes will be paid semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2014. The Additional Subordinated Notes will mature on June 1, 2018. The Additional Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 104.0% of the principal amount if the redemption rate occurs between June 1, 2013 and May 31, 2014, 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs on June 1, 2015 or thereafter.

Credit Agreement Amendment

Also in connection with the Hercules Merger, on January 31, 2014, Holdings entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment (1) increases the aggregate principal amount available under the Canadian ABL Facility from $100.0 million to $125.0 million, subject to the Canadian borrowing base, (2) increases the aggregate principal amount available under the U.S. first-in last-out facility (the “U.S. FILO Facility”) from $60.0 million to $80.0 million, subject to the borrowing base specific thereto as modified by the Second Amendment (3) extends the maturity date for the U.S. FILO Facility to 36 months from January 31, 2014, (4) increases the inventory advance rate under the U.S. FILO Facility borrowing base from 7.5% to 10.0% of net orderly liquidation value, and (5) provides the Canadian Borrowers under the agreement with a new first-in last-out facility (the “Canadian FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The Canadian FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of (i) 5% of eligible accounts receivable of the Canadian loan parties, as applicable; plus (ii) 10.0% of the net orderly liquidation value of the eligible tire and non-tire inventory of the Canadian loan parties, as applicable. The maturity date for the Canadian FILO Facility is the date that is 36 months from January 31, 2014. Hercules, and certain of its subsidiaries, was made a party to, and its equity interests were pledged as collateral under, the Sixth Amended and Restated Credit Agreement upon closing of the Merger. The Second Amendment also made certain other changes to the Sixth Amended and Restated Credit Agreement. The Second Amendment did not change the maturity dates of the U.S. ABL Facility or the Canadian ABL Facility or the material terms under which either facility may be accelerated or the U.S. ABL Facility may be increased. Approximately $40.4 million, net of cash received in the Merger, was drawn under the U.S. ABL Facility to finance a portion of the Hercules Closing Purchase Price. Immediately following the closing of the Merger, $5.6 million was drawn on the Canadian FILO Facility with a corresponding decrease to the Canadian ABL Facility.

19.	Subsidiary Guarantor Financial Information:

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

The condensed consolidating financial information for the Company is as follows:

Condensed Consolidating Balance Sheets as of December 28, 2013 and December 29, 2012 are as follows:

In thousands	As of December 28, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21,712	$—	$14,048	$—	$35,760
Accounts receivable, net	—	265,573	—	40,309	(635)	305,247
Inventories	—	713,377	—	59,466	(110)	772,733
Assets held for sale	—	910	—	—	—	910
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	45,052	—	60,188	12,086	(117,326)	—
Other current assets	—	24,495	4,877	6,031	—	35,403

Total current assets	45,052	1,026,436	65,065	131,940	(118,071)	1,150,422

Property and equipment, net	—	140,554	343	6,959	—	147,856
Goodwill and other intangible assets, net	418,592	662,464	1,450	135,121	—	1,217,627
Investment in subsidiaries	229,330	202,325	—	—	(431,655)	—
Other assets	—	42,468	308	645	—	43,421

Total assets	$692,974	$2,074,247	$67,166	$274,665	$(549,726)	$2,559,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$526,664	$2,255	$35,407	$(635)	$563,691
Accrued expenses	—	43,200	48	4,475	—	47,723
Current maturities of long-term debt	—	558	6	—	—	564
Intercompany payables	—	84,251	1,110	32,006	(117,367)	—

Total current liabilities	—	654,673	3,419	71,888	(118,002)	611,978

Long-term debt	—	930,012	3	36,421	—	966,436
Deferred income taxes	—	246,897	587	23,092	—	270,576
Other liabilities	—	13,266	18	4,078	—	17,362

Stockholder’s equity:
Intercompany investment	—	280,622	64,935	166,041	(511,598)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	758,972	14,706	—	—	(14,706)	758,972
Accumulated earnings (deficit)	(56,898)	(56,829)	(1,796)	(17,381)	76,006	(56,898)
Accumulated other comprehensive income (loss)	(9,100)	(9,100)	—	(9,474)	18,574	(9,100)

Total stockholder’s equity	692,974	229,399	63,139	139,186	(431,724)	692,974

Total liabilities and stockholder’s equity	$692,974	$2,074,247	$67,166	$274,665	$(549,726)	$2,559,326

In thousands	As of December 29, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,346	$—	$13,605	$—	$25,951
Accounts receivable, net	—	278,557	38	22,708	—	301,303
Inventories	—	682,159	—	39,513	—	721,672
Assets held for sale	—	7,151	—	—	—	7,151
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	36,323	—	60,616	—	(96,939)	—
Other current assets	—	28,299	4,899	3,955	—	37,153

Total current assets	36,323	1,008,881	65,553	79,781	(96,939)	1,093,599

Property and equipment, net	—	128,259	455	1,168	—	129,882
Goodwill and other intangible assets, net	418,592	724,681	1,636	76,932	—	1,221,841
Investment in subsidiaries	242,010	146,615	—	—	(388,625)	—
Other assets	8,729	48,430	317	1,204	—	58,680

Total assets	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$469,717	$2,255	$30,249	$—	$502,221
Accrued expenses	—	38,524	126	6,266	—	44,916
Current maturities of long-term debt	—	487	6	—	—	493
Intercompany payables	—	82,420	1,290	13,229	(96,939)	—

Total current liabilities	—	591,148	3,677	49,744	(96,939)	547,630

Long-term debt	—	939,719	9	10,983	—	950,711
Deferred income taxes	—	269,857	587	14,901	—	285,345
Other liabilities	—	14,132	46	484	—	14,662

Stockholder’s equity:
Intercompany investment	—	280,622	64,935	97,454	(443,011)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	756,338	12,072	—	—	(12,072)	756,338
Accumulated earnings (deficit)	(50,541)	(50,541)	(1,293)	(14,137)	65,971	(50,541)
Accumulated other comprehensive income (loss)	(143)	(143)	—	(344)	487	(143)

Total stockholder’s equity	705,654	242,010	63,642	82,973	(388,625)	705,654

Total liabilities and stockholder’s equity	$705,654	$2,056,866	$67,961	$159,085	$(485,564)	$2,504,002

Condensed Consolidating Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 are as follows:

In thousands	For the Fiscal Year Ended December 28, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,496,781	$3	$343,886	$(1,401)	$3,839,269

Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,907,138	—	282,562	(1,291)	3,188,409

Selling, general and administrative expenses	—	512,047	770	62,170	—	574,987

Transaction expenses	—	5,377	—	1,342	—	6,719

Operating income (loss)	—	72,219	(767)	(2,188)	(110)	69,154

Other (expense) income:
Interest expense	—	(72,456)	(33)	(1,795)	—	(74,284)
Other, net	—	(3,797)	2	(1,377)	—	(5,172)
Equity earnings of subsidiaries	(6,357)	(3,747)	—	—	10,104	—

Income (loss) from operations before income taxes	(6,357)	(7,781)	(798)	(5,360)	9,994	(10,302)

Income tax provision (benefit)	—	(1,493)	(295)	(2,116)	(41)	(3,945)

Net income (loss)	$(6,357)	$(6,288)	$(503)	$(3,244)	$10,035	$(6,357)

Comprehensive income (loss)	$(15,314)	$(15,245)	$(503)	$(12,375)	$28,123	$(15,314)

In thousands	For the Fiscal Year Ended December 29, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,445,419	$—	$10,445	$—	$3,455,864

Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,873,576	—	13,845	—	2,887,421

Selling, general and administrative expenses	—	493,898	994	11,516	—	506,408

Transaction expenses	—	5,246	—	—	—	5,246

Operating income (loss)	—	72,699	(994)	(14,916)	—	56,789

Other (expense) income:
Interest expense	—	(72,857)	—	(61)	—	(72,918)
Other, net	—	(3,871)	6	(30)	—	(3,895)
Equity earnings of subsidiaries	(14,346)	(11,293)	—	—	25,639	—

Income (loss) from operations before income taxes	(14,346)	(15,322)	(988)	(15,007)	25,639	(20,024)

Income tax provision (benefit)	—	(976)	(304)	(4,398)	—	(5,678)

Net income (loss)	$(14,346)	$(14,346)	$(684)	$(10,609)	$25,639	$(14,346)

Comprehensive income (loss)	$(14,552)	$(14,552)	$(684)	$(10,609)	$25,845	$(14,552)

In thousands	For the Fiscal Year Ended December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,052,718	$488	$(2,966)	$—	$3,050,240

Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,534,697	282	41	—	2,535,020

Selling, general and administrative expenses	—	430,095	906	6,109	—	437,110

Transaction expenses	—	3,946	—	—	—	3,946

Operating income (loss)	—	83,980	(700)	(9,116)	—	74,164

Other (expense) income:
Interest expense	—	(67,580)	—	—	—	(67,580)
Other, net	—	(2,109)	(1)	—	—	(2,110)
Equity earnings of subsidiaries	117	(255)	—	—	138	—

Income (loss) from operations before income taxes	117	14,036	(701)	(9,116)	138	4,474

Income tax provision (benefit)	—	13,919	(683)	(8,879)	—	4,357

Net income (loss)	$117	$117	$(18)	$(237)	$138	$117

Comprehensive income (loss)	$(41)	$(41)	$(18)	$(237)	$296	$(41)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 are as follows:

In thousands	For the Fiscal Year Ended December 28, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$51,644	$2	$58,085	$—	$109,731

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,404)	—	(74,613)	—	(77,017)
Purchase of property and equipment	—	(41,340)	—	(5,787)	—	(47,127)
Purchase of assets held for sale	—	(2,239)	—	—	—	(2,239)
Proceeds from sale of property and equipment	—	136	4	57	—	197
Proceeds from disposal of assets held for sale	—	7,751	—	—	—	7,751

Net cash provided by (used in) investing activities	—	(38,096)	4	(80,343)	—	(118,435)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,863,844	—	109,740	—	2,973,584
Repayments of revolving credit facility	—	(2,873,531)	—	(82,045)	—	(2,955,576)
Outstanding checks	—	6,599	—	—	—	6,599
Payments of other long-term debt	—	(497)	(6)	—	—	(503)
Payments of deferred financing costs	—	(597)	—	(509)	—	(1,106)

Net cash provided by (used in) financing activities	—	(4,182)	(6)	27,186	—	22,998

Effect of exchange rate changes on cash	—	—	—	(4,485)	—	(4,485)

Net increase (decrease) in cash and cash equivalents	—	9,366	—	443	—	9,809
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$21,712	$—	$14,048	$—	$35,760

In thousands	For the Fiscal Year Ended December 29, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(60,000)	$69,243	$16	$767	$—	$10,026

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(116,678)	—	1,344	—	(115,334)
Purchase of property and equipment	—	(52,388)	—	—	—	(52,388)
Purchase of assets held for sale	—	(3,939)	—	—	—	(3,939)
Proceeds from sale of property and equipment	—	96	—	6	—	102
Proceeds from disposal of assets held for sale	—	3,738	—	—	—	3,738

Net cash provided by (used in) investing activities	—	(169,171)	—	1,350	—	(167,821)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	3,322,159	—	11,483	—	3,333,642
Repayments of revolving credit facility	—	(3,216,797)	—	(501)	—	(3,217,298)
Outstanding checks	—	(1,754)	—	—	—	(1,754)
Payments of other long-term debt	—	(1,971)	(16)	—	—	(1,987)
Equity contribution from TPG	60,000	—	—	—	—	60,000
Payments of deferred financing costs	—	(3,481)	—	(298)	—	(3,779)

Net cash provided by (used in) financing activities	60,000	98,156	(16)	10,684	—	168,824

Effect of exchange rate changes on cash	—	—	—	(57)	—	(57)

Net increase (decrease) in cash and cash equivalents	—	(1,772)	—	12,744	—	10,972
Cash and cash equivalents - beginning of period	—	14,118	—	861	—	14,979

Cash and cash equivalents - end of period	$—	$12,346	$—	$13,605	$—	$25,951

In thousands	For the Fiscal Year Ended December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(91,233)	$(99)	$326	$—	$(91,006)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59,694)	—	—	—	(59,694)
Purchase of property and equipment	—	(31,044)	—	—	—	(31,044)
Purchase of assets held for sale	—	(2,975)	(18)	—	—	(2,993)
Proceeds from sale of property and equipment	—	72	7	—	—	79
Proceeds from disposal of assets held for sale	—	1,403	—	—	—	1,403

Net cash provided by (used in) investing activities	—	(92,238)	(11)	—	—	(92,249)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,760,364	—	—	—	2,760,364
Repayments of revolving credit facility	—	(2,577,380)	—	—	—	(2,577,380)
Outstanding checks	—	9,981	—	—	—	9,981
Payments of other long-term debt	—	(800)	(22)	—	—	(822)
Payments of deferred financing costs	—	(5,880)	—	—	—	(5,880)

Net cash provided by (used in) financing activities	—	186,285	(22)	—	—	186,263

Net increase (decrease) in cash and cash equivalents	—	2,814	(132)	326	—	3,008
Cash and cash equivalents - beginning of period	—	11,304	132	535	—	11,971

Cash and cash equivalents - end of period	$—	$14,118	$—	$861	$—	$14,979

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)	We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)	As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 28, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

William E. Berry	59	President and Chief Executive Officer; Director, Accelerate Parent and Holdings

J. Michael Gaither	61	Executive Vice President, General Counsel and Secretary; Director, Holdings

David L. Dyckman	49	Executive Vice President and Chief Operating Officer; Director, Holdings

Jason T. Yaudes	40	Executive Vice President and Chief Financial Officer, Director, Holdings

Phillip E. Marrett	63	Executive Vice President, Product Planning and Positioning

James M. Micali	65	Director, Accelerate Parent

Kevin Burns	49	Director, Accelerate Parent

Peter McGoohan	32	Director, Accelerate Parent

W. James Farrell	71	Director, Accelerate Parent

Gary M. Kusin	62	Director, Accelerate Parent

David Krantz	44	Director, Accelerate Parent

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

William E. Berry — President and Chief Executive Officer; Director, Accelerate Parent and Holdings. Mr. Berry has served on the Board of Directors of Accelerate Parent since May 2010 and has served on the Holdings Board and as our Chief Executive Officer since April 2009 and has been our President since May 2003. He was our Chief Operating Officer from May 2003 to April 2009, Executive Vice President and Chief Financial Officer from January 2002 to May 2003, and Senior Vice President of Finance for the Southeast Division from May 1998 to January 2002. Mr. Berry joined us in May 1998 as a result of our merger with Itco, where he served as Controller from 1984 to 1998, Executive Vice President in charge of business development and sales and marketing from 1996 to 1998 and prior to that was Senior Vice President of Finance. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr Pepper Company and also spent three years in a public accounting firm. He holds a bachelor’s degree in business administration from Virginia Tech. As our President and Chief Executive Officer, Mr. Berry brings to the Holdings Board and Accelerate Parent Board leadership, industry, operations, risk management, financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

J. Michael Gaither — Executive Vice President, General Counsel and Secretary; Director, Holdings. Mr. Gaither has served on the Holdings Board since May 2010 and has been our General Counsel and Secretary since 1991 and has been an Executive Vice President since May 1999. He was our Treasurer from February 2001 to June 2003, and Senior Vice President from 1991 to May 1999. Prior to joining us, he was a lawyer in private practice. He holds a bachelor’s degree from Duke University and a JD from the University of North Carolina-Chapel Hill. Mr. Gaither brings to the Holdings Board industry, legal and risk management experience, as well as in-depth knowledge of our business. Mr. Gaither serves as a member of the Board of Advisers for the Duke University Divinity School.

David L. Dyckman — Executive Vice President and Chief Operating Officer; Director, Holdings. Mr. Dyckman has served on the Holdings Board since May 2010 and has been our Executive Vice President and Chief Operating Officer since January 2012. He was our Executive Vice President and Chief Financial Officer from January 2006 to January 2012. Prior to joining us, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an MBA from Cornell University. Mr. Dyckman brings to the Holdings Board financial and accounting and strategic planning experience, as well as in-depth knowledge of our business. Mr. Dyckman, effective December 2012, serves on the Board of Directors for PetroChoice Holdings, Inc.

Jason T. Yaudes — Executive Vice President and Chief Financial Officer; Director, Holdings. Mr. Yaudes has served on the Holdings Board and has been our Executive Vice President and Chief Financial Officer since January 2012. Mr. Yaudes joined us in September 2006 as Vice President and Controller and has been Senior Vice President and Controller since December 2011. Prior to joining us, Mr. Yaudes worked with Timco Aviation Services, Inc. holding several positions ranging from Senior Financial Reporting Manager to Chief Accounting Officer. Between 1996 and 2002, Mr. Yaudes worked with the accounting firm of Arthur Andersen as a Manager in the Audit and Business Advisory Services group. Mr. Yaudes holds a bachelor’s degree from Appalachian State University. Mr. Yaudes brings to the Holdings Board financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

Phillip E. Marrett — Executive Vice President, Product Planning and Positioning. Mr. Marrett has been our Executive Vice President, Product Planning and Positioning since July 2011. He was our Executive Vice President of Procurement from March 2008 until June 2011 and our Regional Vice President in the Southeast Division from 1998 to March 2008. Prior to joining American Tire, he was employed by Itco from 1997 to 1998 and Dunlop Tire from 1976 to 1996.

James M. Micali — Director, Accelerate Parent. Mr. Micali has served on the Board of Directors of Accelerate Parent since May 2010 and was previously a member of the Holdings Board from February 2009 until his resignation on May 28, 2010. Mr. Micali has been Senior Advisor to, and limited partner of, Azalea Fund III of the private equity firm Azalea Capital LLC since 2008. He served as “Of Counsel” with the law firm Ogletree Deakins LLC in Greenville, SC, from 2008 to 2011. He was Chairman and President of Michelin North America, Inc. from 1996 until his retirement in August 2008 and was a member of Michelin Group’s Executive Council from 2001 to 2008. Prior to that time, he was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996 and General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation and Sonoco Products Company. Mr. Micali holds a bachelor’s degree from Lake Forest College and a JD from Boston College Law School. Through his executive positions, including as Chairman and President of Michelin North America and his work as a lawyer, Mr. Micali brings to the Accelerate Parent Board leadership, industry, legal, risk management, financial and strategic planning experience. Mr. Micali also possesses company board experience.

Kevin Burns — Director, Accelerate Parent. Mr. Burns has served on the Board of Directors of Accelerate Parent since May 2010. Mr. Burns has been a partner in TPG Capital since 2003. In March 2008, he became the Partner responsible for TPG Capital’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG Capital, from 1998 to 2003 he served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation

Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, Mr. Burns was a consultant at McKinsey & Co., Inc. and spent three years at the General Electric Corporation in various operating roles. Mr. Burns holds a B.S. in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and an MBA from the Wharton School of Business. He currently serves as Chairman of the Board of Isola Group and is on the Board of Freescale Semiconductor and Graphic Packaging. Mr. Burns brings to the Accelerate Parent Board leadership, operations, financial and strategic planning experience. Mr. Burns also possesses company board experience.

Peter McGoohan — Director, Accelerate Parent. Mr. McGoohan has served on the Board of Directors of Accelerate Parent since January 2013. Mr. McGoohan is a Vice President of TPG Capital. He is focused on the firm’s industrials/manufacturing, energy and financial services investing efforts. Prior to joining TPG Capital in 2007, Mr. McGoohan was an investment banker at Goldman Sachs. Mr. McGoohan received his M.B.A. from the Stanford Graduate School of Business and is a summa cum laude graduate of Vanderbilt University. Mr. McGoohan brings to the Accelerate Parent Board risk management, financial and strategic planning experience.

W. James Farrell — Director, Accelerate Parent. Mr. Farrell has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Farrell retired as Chairman & CEO of Illinois Tool Works Inc. (ITW), based in Glenview, Illinois on May 5, 2006. ITW is a multi-national manufacturer of highly engineered fasteners, components, assemblies and systems. ITW is comprised of approximately 875 decentralized operations in 54 countries with more than 65,000 employees and 2008 Revenues of approximately $16 billion. Mr. Farrell currently serves on the board of directors of Abbott, Allstate Insurance Company, and 3M. Mr. Farrell holds a bachelor’s degree in Electrical Engineering from the University of Detroit. Mr. Farrell brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Farrell also possesses company board experience.

Gary M. Kusin — Director, Accelerate Parent. Mr. Kusin has served on the Board of Directors of Accelerate Parent since October 2010. Mr. Kusin has been a Senior Advisor at TPG Capital since 2006. Mr. Kusin previously served as a President and Chief Executive Officer of FedEx Kinko’s Office and Print Services from 2001 to 2006. Mr. Kusin was responsible for the strategic growth and transformation of Kinko’s and oversaw the ultimate sale to FedEx. Mr. Kusin then assisted FedEx in the transition of Kinko’s into FedEx Kinko’s. During that two year transition Mr. Kusin served on the nine person Strategic Management Committee for FedEx Corporation worldwide. Prior to joining Kinko’s in 2001, Mr. Kusin was chief executive officer of HQ Global Workplaces, the world leader in serviced offices, now a part of Regus. In 1995, Mr. Kusin co-founded Laura Mercier Cosmetics, a makeup line now sold through leading specialty and department stores worldwide, which he sold to Neiman-Marcus in 1998. Prior to co-founding Laura Mercier Cosmetics, starting in 1983, Mr. Kusin was president and co-founder of Babbage’s Inc., the leading consumer software specialty store chain in the United States, which now operates under the name GameStop. Earlier in his career, he was vice president and general merchandise manager for the Sanger-Harris division of Federated Department Stores, today operating as Macy’s. Mr. Kusin currently serves on the board of directors of Petco, Sabre Holdings, Savers and Fleetpride. Mr. Kusin served as a Director of Electronic Arts Inc. from 1995 to 2011 and as a Director of RadioShack Corporation from 2004 to 2005. Mr. Kusin holds a bachelor’s degree from the University of Texas and an MBA from the Harvard Business School. Mr. Kusin brings to the Accelerate Parent Board leadership, risk management, operations, financial and strategic planning experience. Mr. Kusin also possesses company board experience.

David Krantz — Director, Accelerate Parent. Mr. Krantz has served on the Board of Directors of Accelerate Parent since March 2011. He is CEO of YP Holdings LLC. Prior to YP Holdings LLC, Mr. Krantz was President & CEO of AT&T Interactive. In addition to AT&T Interactive, Mr. Krantz has held several other senior leadership positions with AT&T. Prior to joining AT&T, Mr. Krantz held senior leadership positions at GoDigital Networks, a telecommunications equipment company, AOL/Netscape, Pacific Bell, and Sprint. Mr. Krantz holds a bachelor’s degree in Finance and Management from the University of Virginia’s McIntire School of Commerce and earned an MBA from Harvard University. Mr. Krantz brings to the Accelerate Parent Board leadership, industry, financial and strategic planning experience.

Board Composition and Independence

The Holdings Board consists of four directors, all of whom are executive officers of Holdings and so are not independent. The Accelerate Parent Board consists of seven directors. Our Sponsor has the right to nominate, and has nominated, all of the directors that serve on the Accelerate Parent Board. Because of their affiliations with the Sponsor and us, none of the directors of the Accelerate Parent Board other than Mr. Micali, Mr. Farrell and Mr. Krantz are independent.

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

Compensation Discussion and Analysis

Overview

This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2013 by the following individuals, referred to as our named executive officers:

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

These programs are continually evaluated for effectiveness in achieving the stated objectives of the Accelerate Parent Board as well as to reflect the economic environment within which we operate. In this vein, recent events roiling the world’s economies provide a backdrop for the continued review of our compensation strategies. Accordingly, we have adjusted shorter term compensation and incentives in the past to help manage through the difficult economic environment while at the same time addressing alternative long-term strategies to reward long-term success and execution.

Overview of Executive Compensation Components

In fiscal 2013, our executive compensation program consisted of several compensation elements, as illustrated in the table below.

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

Continued employment with us during a 3 or 5-year vesting period.

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

Base Salary

Historically, base salary levels have reflected a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The Accelerate Parent Board does not target base salary at any particular percent of total compensation. The Accelerate Parent Board reviews salary levels annually using the factors described above. The Chief Executive Officer and other senior management participate in preparing salary recommendations for presentation to the Accelerate Parent Board. In fiscal 2013, there were no base pay increases granted to our named executive officers.

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

Payment under the annual incentive plan for fiscal 2013 was based on achievement of performance goals relating to Adjusted EBITDA. We set the Adjusted EBITDA goals for fiscal 2013 bonus opportunities at levels that were intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better than average growth within our competitive industry. For fiscal 2013, the targeted bonus pool was $10.1 million, subject to adjustment, based upon an Adjusted EBITDA target of $214.8 million. The percentage of the targeted bonus pool designated for each named executive officer for fiscal 2013 was: Mr. Berry, 15.3%; Mr. Dyckman, 6.9%; Messrs. Yaudes, Gaither and Marrett, 5.3% each. For fiscal 2013, we achieved 91.0% of the Adjusted EBITDA goal, which resulted in a total bonus pool paid of $5.6 million. Actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

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

As amended, the 2010 Plan authorizes Accelerate Parent to issue options to purchase up to 52,100,000 shares of common stock of Accelerate Parent, or Accelerate Common Stock. As of March 3, 2014, Accelerate Parent has granted 49,516,503 options to our key employees and certain directors. The named executive officers have received the following stock option grants: 9,301,973 options to Mr. Berry, 2,661,398 to Mr. Yaudes, 5,232,360 to Mr. Dyckman, and 4,650,987 to each of Messrs. Gaither and Marrett.

Options granted pursuant to the 2010 Plan may be either (i) time-based or (ii) performance-based. In general, subject to certain exceptions, time-based options vest ratably over three or five years on the anniversary of the grant date until 100% of the time-based options are fully vested and exercisable, provided the participant remains continuously employed by us through each such vesting date. In general, subject to certain exceptions, each performance-based option vests ratably over three or five years on the anniversary of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, we have achieved the EBITDA target established for such fiscal year by the terms of the option. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the fiscal year and the first fiscal year following that fiscal year; or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. Similar to the time-based options, the participant must remain employed through the vesting date in order to exercise the performance-based options. Under the 2010 Plan, all options, vested or not, expire on the tenth anniversary of their grant date unless otherwise provided.

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

Compensation Committee Report

The Accelerate Parent Board performs equivalent functions of a compensation committee since the Accelerate Parent Board does not have a compensation committee. The Accelerate Parent Board has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Accelerate Parent Board approved the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

THE ACCELERATE PARENT BOARD
William E. Berry
James M. Micali
Kevin Burns
Peter McGoohan
W. James Farrell
Gary M. Kusin
David Krantz

Summary Compensation Table for Fiscal 2013, 2012 and 2011

The following table summarizes compensation for our named executive officers for fiscal years 2013, 2012 and 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

William E. Berry President and Chief Executive Officer	2013 2012 2011	$750,000 750,000 600,000	$353,997 — —	$849,000 600,000 1,584,000	$59,909 55,533 57,959	$2,012,906 1,405,533 2,241,959

Jason T. Yaudes (1) Executive Vice President and Chief Financial Officer	2013 2012	350,000 342,308	103,585 758,275	293,000 215,000	24,421 21,634	771,006 1,337,217

J. Michael Gaither Executive Vice President, General Counsel and Secretary	2013 2012 2011	400,000 400,000 350,000	176,999 — —	293,000 215,000 545,000	58,981 59,193 56,276	928,980 674,193 951,276

David L. Dyckman (2) Executive Vice President and Chief Operating Officer	2013 2012 2011	550,000 550,000 350,000	199,123 — —	384,000 280,000 727,000	27,455 27,499 28,430	1,160,578 857,499 1,105,430

Phillip E. Marrett Executive Vice President, Product Planning and Positioning	2013 2012 2011	350,000 350,000 325,000	176,999 — —	293,000 215,000 545,000	42,557 40,295 39,051	862,556 605,295 909,051

(1)	Jason T. Yaudes was appointed Executive Vice President and Chief Financial Officer effective January 23, 2012. Mr. Yaudes was not a “named executive officer” of the Company during fiscal 2011 and therefore his compensation is not required to be reported for that year.
(2)	Effective January 23, 2012, Mr. Dyckman was appointed Executive Vice President and Chief Operating Officer. Prior to January 23, 2012, Mr. Dyckman was our Executive Vice President and Chief Financial Officer.
(3)	Represents the aggregate grant date fair value of option awards granted during the fiscal year ended December 28, 2013 and December 29, 2012 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value of the options was calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuation, see Note 12 in our Notes to Consolidated Financial Statements.

All Other Compensation from Summary Compensation Table for Fiscal 2013, 2012 and 2011

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

Name	Fiscal Year	Registrant Contributions to Non-Qualified Deferred Compensation Plan	Vehicle Allowance	401K Company Match	Club Dues	Life Insurance	Executive Medical Benefits		Long- term Disability	Total ($)
William E. Berry	2013 2012 2011	$20,000 20,000 20,000	$19,200 19,200 19,200	$11,500 5,628 8,250	$5,082 5,544 5,544	$3,612 3,612 3,612	$	— 994 596	$515 555 757	$59,909 55,533 57,959
Jason T. Yaudes	2013 2012	— —	14,400 14,900	8,750 5,423	— —	756 756		— —	515 555	24,421 21,634
J. Michael Gaither	2013 2012 2011	17,000 17,000 17,000	16,800 16,800 16,800	11,500 7,776 8,250	6,000 6,000 6,000	5,544 3,612 3,612		1,622 7,450 3,757	515 555 857	58,981 59,193 56,276
David L. Dyckman	2013 2012 2011	— — —	14,400 14,400 14,400	8,750 7,238 8,250	2,530 2,760 2,760	1,260 1,260 1,260		— 1,286 903	515 555 857	27,455 27,499 28,430
Phillip E. Marrett	2013 2012 2011	10,000 10,000 10,000	14,400 14,400 14,400	8,750 7,714 8,250	— — —	5,544 5,544 5,544		3,348 2,082 —	515 555 857	42,557 40,295 39,051

Grants of Plan-Based Awards During Fiscal 2013

The following table sets forth certain information regarding the grant of plan-based awards made during fiscal 2013 to the named executive officers:

								All Other
								Options:
								Number of	Exercise
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (4)			Securities Underlying	Price of Option	Grant Date Fair Value
Name	Grant Date	Threshold ($) (1)	Target ($) (2)	Maximum ($) (3)	Threshold (#)	Target (#)	Maximum (#)	Options (#) (5)	Awards ($/Sh)	of Option Awards
William E. Berry		$772,038	$1,544,076	$—
	2/15/2013					330,986		330,987	$1.20	$353,997
Jason T. Yaudes		267,438	534,876	—
	2/15/2013					94,699		94,699	1.20	103,585
J. Michael Gaither		268,438	534,876	—
	2/15/2013					165,493		165,494	1.20	176,999
David L. Dyckman		34,874	696,348	—
	2/15/2013					186,180		186,180	1.20	199,123
Phillip E. Marrett		267,438	534,876	—
	2/15/2013					165,493		165,494	1.20	176,999

(1)	Represents the minimum payment under the annual incentive plan if the threshold level of 90% of the Adjusted EBITDA target has been achieved during fiscal 2013.
(2)	Represents payments under the annual incentive plan if 100% of plan performance was achieved during fiscal 2013. In fiscal 2013, plan targets were not reached but we did exceed the threshold level discussed in footnote (1) above. Actual bonuses to be paid to the named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	There is no limit to the maximum amount payable under the annual incentive plan.
(4)	Represents the number of performance-based options granted to our named executive officers under the 2010 Plan in fiscal 2013. Each performance-based option granted to our named executive officers vests ratably over three or five years on the anniversary of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the option. If EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant must remain employed through the vesting date in order to exercise any performance-based options.
(5)	Represents the number of time-based options granted to our named executive officers under the 2010 Plan in fiscal 2013. Time-based options granted to our named executive officers vest ratably over three or five years on the anniversary of the grant date, provided that the participant remains continuously employed by us through each vesting date.

Outstanding Equity Awards at Fiscal 2013 Year End

The following table provides information concerning unexercised options for our named executive officers as of December 28, 2013, the last day of our 2013 fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date
William E. Berry	5,184,000 220,658	1,728,000 220,658	1,728,000 220,657	$1.00 1.20	08/30/20 02/15/23
Jason T. Yaudes	583,200 300,000 47,809	194,400 600,000 70,794	194,400 600,000 70,794	1.00 1.14 1.20	08/30/20 01/23/22 02/15/23
J. Michael Gaither	2,592,000 110,329	864,000 110,329	864,000 110,329	1.00 1.20	08/30/20 02/15/23
David L. Dyckman	2,916,000 124,120	972,000 124,120	972,000 124,120	1.00 1.20	08/30/20 02/15/23
Phillip E. Marrett	2,592,000 110,329	864,000 110,329	864,000 110,329	1.00 1.20	08/30/20 02/15/23

(1)	Represents the number of unexercised time-based options held by our named executive officers as of December 28, 2013. These time-based options, all of which were granted under the 2010 Plan, vest ratably over three or five years on the anniversary of the grant date, provided that the participant remains continuously employed by us through each vesting date.
(2)	Represents the number of unexercised performance-based options held by our named executive officers as of December 28, 2013. All of these performance-based options were granted under the 2010 Plan. Each performance-based option vests ratably over three or five years on the anniversary of the grant date if, as of the end of the most recent fiscal year ending on or prior to each such anniversary, the Company has achieved the EBITDA target established for such fiscal year by the terms of the options. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vest upon (i) achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of liquidity event in which the Sponsor receives a cash return on its investment of at least 220%. The participant much remain employed through the vesting date in order to exercise any performance-based options.

Nonqualified Deferred Compensation for Fiscal Year 2013

The following table sets forth information regarding our nonqualified deferred compensation plans, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer during the fiscal year ended December 28, 2013, the aggregate contributions made by the Company during the fiscal year ended December 28, 2013, the aggregate earnings accrued during the fiscal year ended December 28, 2013, the aggregate value of withdrawals and distributions to the executive officer during the fiscal year ended December 28, 2013 and the balance of account as of December 28, 2013.

Name	Executive Contributions in 2013 ($) (1)	Registrant Contributions in 2013 ($) (2)	Aggregate Earnings in 2013 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 28, 2013 ($) (4)
William E. Berry	$30,000	$20,000	$119,308	$—	$553,966
Jason T. Yaudes	67,250	—	38,592	—	242,618
J. Michael Gaither	—	17,000	(2,153)	—	329,951
David L. Dyckman	28,747	—	4,226	—	32,973
Phillip E. Marrett	—	10,000	6,745	—	89,595

(1)	Amounts in this column are included in the amounts reported as “Salary” or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal Year 2013 for each of the named executive officers.
(2)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(3)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments elected by each participant in the plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(4)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

Name	Fiscal Year	Reported Amounts ($)
William E. Berry	2013 2012 2011	$50,000 48,769 43,077
Jason T. Yaudes	2013 2012	67,250 60,740
J. Michael Gaither	2013 2012 2011	17,000 17,000 17,577
David L. Dyckman	2013 2012 2011	28,747 — —
Phillip E. Marrett	2013 2012 2011	10,000 10,000 10,000

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

Payment Summary

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons. The table does not include nonqualified deferred compensation for which the named executive officers are fully vested or payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance. The amounts shown assume termination of employment or a change in control as of December 28, 2013, the last day of our 2013 fiscal year.

Name	Payments upon Termination	Termination without Cause or Resignation for Good Reason	Termination for Cause or Resignation without Good Reason	Death or Disability (1)	Change in Control (2)
William E. Berry	Severance and Noncompetition Agreement	$2,100,000	$—	$—	$—
	Bonus	849,000	849,000	849,000	—
	Health Benefits	60,382	—	—	—

	Total	$3,009,382	$849,000	$849,000	$—

Jason T. Yaudes	Severance and Noncompetition Agreement	$350,000	$—	$—	$—
	Bonus	293,000	293,000	293,000	—
	Health Benefits	10,064	—	—	—

	Total	$653,064	$293,000	$293,000	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$1,000,000	$—	$—	$—
	Bonus	293,000	293,000	293,000	—
	Health Benefits	13,226	—	—	—

	Total	$1,306,226	$293,000	$293,000	$—

David L. Dyckman	Severance and Noncompetition Agreement	$800,001	$—	$—	$—
	Bonus	384,000	384,000	384,000	—
	Health Benefits	10,064	—	—	—

	Total	$1,194,065	$384,000	$384,000	$—

Phillip E. Marrett	Severance and Noncompetition Agreement	$585,000	$—	$—	$—
	Bonus	293,000	293,000	293,000	—
	Health Benefits	7,258	—	—	—

	Total	$885,258	$293,000	$293,000	$—

(1)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. These payments are generally available to all employees and are therefore not included in the above table.
(2)	We do not provide our named executive officers with change in control benefits. If a named executive officer was terminated following a change in control, such officer would receive payments pursuant to the employment and severance agreements described above.

Compensation of Directors

Holdings Board

The current members of the Holdings Board are employees of Holdings and do not receive separate compensation for their service as directors of Holdings.

Accelerate Parent Board

For their service as members of the Accelerate Parent Board, each of James Farrell, Gary Kusin, James Micali, Carl Sewell, and David Krantz (the “Outside Directors”) will receive an annual fee of $150,000 in cash, payable in quarterly installments. Upon their appointment to the Accelerate Parent Board, each of the Outside Directors also received a one-time grant of options under the 2010 Plan to purchase 200,000 shares of Accelerate Common Stock at the fair market value on the date of grant. These options vest in three equal installments on each of the first three anniversaries of the date of grant. In October 2010, we adopted the Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”). Each Outside Director may receive, at the Accelerate Parent Board’s discretion, an annual grant under the Restricted Stock Plan of restricted shares of Accelerate Common Stock valued at $50,000, with vesting to occur in two equal installments on each of the first two anniversaries of the date of grant. For fiscal 2013, no restricted shares were granted to the Outside Directors. Each Outside Director also received a one-time opportunity to purchase up to $1,000,000 in Accelerate Common Stock, at a per share price equal to the fair market value on the date of purchase. These equity arrangements were to further align our Outside Directors’ interests with the interests of our stockholders. The members of the Accelerate Parent Board other than the Outside Directors do not receive separate compensation for their service as directors of Accelerate Parent. Mr. Sewell resigned from the Accelerate Parent Board on July 10, 2013.

The following table sets forth the compensation paid to the Outside Directors in fiscal 2013:

Name	Fees Earned or Paid in Cash ($)
James Farrell	$150,000
Gary Kusin	150,000
James M. Micali	150,000
Carl Sewell (1)	112,500
David Krantz	150,000

(1)	Mr. Sewell resigned from the Accelerate Parent Board on July 10, 2013.

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

The following table sets forth information with respect to the ownership as of March 3, 2014 for (a) each person known by us to own beneficially more than a 5% equity interest in Accelerate Parent, (b) each member of our board of directors, (c) each member of Accelerate Parent’s board of directors, (d) each of our named executive officers, and (e) all of the named executive officers and directors as a group. We have 1,000 shares of common stock outstanding, all of which are owned indirectly by Accelerate Parent. Share amounts indicated below reflect beneficial ownership, through Accelerate Parent, by such entities or individuals of these 1,000 shares of American Tire Distributors Holdings, Inc.

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

	Shares of Common Stock Beneficially Owned
	Number		Percent
5% Stockholders
TPG Capital (1)	950.53		95.053%
Executive Officers and Directors
William E. Berry (2)	3.57		*
Jason T. Yaudes (3)		*	*
J. Michael Gaither (4)		*	*
David L. Dyckman (5)		*	*
Phillip E. Marrett (6)		*	*
W. James Farrell (7)	1.49		*
Gary Kusin (8)		*	*
James Micali (9)		*	*
Carl Sewell (10)		*	*
David Krantz (11)		*	*
Kevin Burns (12)	950.53		95.053%
Peter McGoohan (12)	950.53		95.053%
All directors and executive officers as a group (12 persons)	960.16		96.016%

*	Represents less than one percent or one share, as applicable.
(1)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 349,137,687 shares of Accelerate Parent held by TPG Accelerate VI, LP and (ii) 349,137,687 shares of Accelerate Parent held by TPG Accelerate V, LP. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by William E. Berry reflect (i) 1,833,790 shares of Accelerate Parent held directly by Mr. Berry, (ii) 392,955 shares of Accelerate Parent held by the Trust FBO Meredith Elaine Berry U/A, a trust established for the benefit of Mr. Berry’s minor daughter, and (iii) 392,955 shares of Accelerate Parent held by the Trust FBO Michael Dolan Berry U/A, a trust established for the benefit of Mr. Berry’s minor son. Mr. Berry’s wife, Marianne Dolan Berry, is the trustee of each trust and has sole investment and dispositive power over the shares held by the trusts. Mr. Berry disclaims beneficial ownership of such shares.
(3)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Jason T. Yaudes reflect his ownership of 57,500 shares of Accelerate Parent.
(4)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by J. Michael Gaither reflect his ownership of 632,500 shares of Accelerate Parent.
(5)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David L. Dyckman reflect his ownership of 496,800 shares of Accelerate Parent.
(6)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Phillip E. Marrett reflect his ownership of 572,700 shares of Accelerate Parent.
(7)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by W. James Farrell reflect his ownership of 1,000,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(8)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Gary Kusin reflect his ownership of 500,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(9)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by James Micali reflect his ownership of 250,000 shares of Accelerate Parent and 93,860 shares of restricted stock of Accelerate Parent.
(10)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by Carl Sewell reflect his ownership of 500,000 shares of Accelerate Parent and 71,930 shares of restricted stock of Accelerate Parent.
(11)	American Tire Distributors Holdings, Inc. shares shown as beneficially owned by David Krantz reflect his ownership 93,860 shares of restricted stock of Accelerate Parent.
(12)	Includes all shares held by TPG Accelerate V, LP and TPG Accelerate VI, LP. Each of Kevin Burns and Peter McGoohan may be deemed to be a beneficial owner of these interest due to his status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Messrs. Burns and McGoohan is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	49,516,503	$1.02	2,545,497
Equity compensation plans not approved by shareholders	—	—	—

Total	49,516,503	$1.02	2,545,497

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Note 16 of Notes to Consolidated Financial Statements for discussion of our related party transactions. During fiscal 2013 and as of December 28, 2013, none of our directors meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms’ length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2013 and 2012.

In thousands	2013	2012
Audit Fees (a)	$664	$615
Audit-Related Fees (b)	74	104
Tax Fees (c)	143	149

Total	$881	$868

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits, issuance of consents, comfort letters and assistance with, and review of, documents filed with the SEC.
(b)	Audit-related fees include payment for services in connection with our acquisitions as well as consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the review of federal and state tax returns.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1. The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

•	Consolidated Statements of Stockholder’s Equity for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

•	Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011

		Additions
In thousands	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Currency Translation	Balance End of Year

2013
Allowance for doubtful accounts	$950	$1,795	$—	$(491	)(1)	$(85)	$2,169
Acquisition exit cost reserves (2)	1,839	636	—	(1,094)		(171)	1,210
Inventory reserves	410	611	—	(616)		(262)	143
Sales returns and allowances	2,167	1,485	—	(753)		(55)	2,844
Valuation allowance on deferred tax assets	762	—	—	(12)		—	750

2012
Allowance for doubtful accounts	$696	$1,996	$—	$(1,740	)(1)	$(2)	$950
Acquisition exit cost reserves (2)	3,865	528	—	(2,549)		(5)	1,839
Inventory reserves	514	419	—	(502)		(21)	410
Sales returns and allowances	1,982	2,224	—	(2,036)		(3)	2,167
Valuation allowance on deferred tax assets	840	—	—	(78)		—	762

2011
Allowance for doubtful accounts	$340	$1,911	$—	$(1,555	)(1)	$—	$696
Acquisition exit cost reserves (2)	6,975	(498)	—	(2,612)		—	3,865
Inventory reserves	192	480	—	(158)		—	514
Sales returns and allowances	29	2,996	—	(1,043)		—	1,982
Valuation allowance on deferred tax assets	596	244	—	—		—	840

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of April 20, 2010, by and among American Tire Distributors Holdings, Inc., Accelerate Holdings Corp., Accelerate Acquisition Corp. and Investcorp International, Inc., in its capacity as a representative of the stockholders, optionholders and warrantholders of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed April 23, 2010).

2.2	Share Purchase Agreement, dated as of March 22, 2013, by and among TriCan Tire Distributors Inc., American Tire Distributors, Inc., as parent guarantor, Regional Tire Holdings Inc., Regional Tire Distributors Inc., and the shareholders of Regional Tire Holdings Inc., and Regional Tire Distributors Inc. (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

2.3	Share Purchase Agreement, dated as of November 30, 2012, by and among ATD Acquisition Co. V Inc., American Tire Distributors, Inc., as parent guarantor, 1278104 Alberta Inc, Triwest Trading (Canada) Ltd., and the shareholders of 1278104 Alberta Inc. party thereto (incorporated by reference to Exhibit 2.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

3.1	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.2	Amended and Restated Bylaws of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.3	Second Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.5	Articles of Incorporation of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.6	Bylaws of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A filed January 24, 2011).

4.1	Senior Secured Notes Indenture, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 9.750% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.2	Senior Subordinated Notes Indenture, dated as of May 28, 2010 among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.3	Form of 9.750% Senior Secured Notes due 2017 (included in Exhibit 4.1).

4.4	Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.5	Lien Subordination and Intercreditor Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Bank of America, N.A. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.6	Intercreditor and Collateral Agency Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.7	Form of 11.50% Senior Subordinated Notes due 2018 (included in Exhibit 4.2).

4.8	Registration Rights Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and Banc of America Securities LLC, Barclays Capital Inc., RBC Capital Markets Corporation and UBS Securities LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.1	Sixth Amended and Restated Credit Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.2	First Amendment to Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., TriCan Tire Distributors Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist, Inc., Tire Wholesalers, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

10.3	Conformed Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

10.4	Amended and Restated Pledge and Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.5	Second Amended and Restated Pledge and Security Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., American Tire Distributors Holdings, Inc., Tire Wholesalers, Inc., Firestone of Denham Springs, Inc., d/b/a Consolidated Tire and Oil, ATD Acquisition Co. IV. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.6	Canadian Pledge and Security Agreement, dated as of November 30, 2012, among ATD Acquisition Co. V Inc., Triwest Trading (Canada) Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.7	Amended and Restated Accelerate parent Corp. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.8	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.9	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for certain employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.10	Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.11	Form of Restricted Stock Grant Agreement under the 2010 Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.12	Transaction and Monitoring Fee Letter Agreement, dated as of May 28, 2010, between American Tire Distributors, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.13	Indemnification Agreement, dated as of May 28, 2010, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Tire Pros Francorp and TPG Capital, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.14	Accelerate Parent Corp. Management Stockholders’ Agreement, dated as of June 15, 2010, among Accelerate Parent Corp., TPG Partners V, L.P. and TPG Partners VI, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.15	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.16	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.17	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.18	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.19	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report Form 10-K filed March 31, 2006).

10.20	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.21	Second Amendment to Executive Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 18, 2009).

10.22	Separation Agreement and General Release, dated as of May 21, 2010, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.23	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009).

10.24	Employment Agreement, dated as of January 23, 2012, between American Tire Distributors, Inc. and Jason T. Yaudes (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 23, 2012).

12.1	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.*

21.1	Chart of the subsidiaries of American Tire Distributors Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2014.

Signature	Title	Date

/s/ WILLIAM E. BERRY William E. Berry	Director, President and Chief Executive Officer (Principle Executive Officer)	March 7, 2014

/s/ JASON T. YAUDES Jason T. Yaudes	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014

/s/ DAVID L. DYCKMAN David L. Dyckman	Director, Executive Vice President and Chief Operating Officer	March 7, 2014

/s/ J. MICHAEL GAITHER J. Michael Gaither	Director, Executive Vice President, General Counsel and Secretary	March 7, 2014