Form 10-Q
period 2014-04-05
American Tire Distributors Holdings, Inc.
filed 2014-05-16
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2014

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

Number of common shares outstanding at May 12, 2014: 1,000

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, particularly under the caption “Risk Factors”. We undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Form 10-Q, except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. These risks are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	April 5, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,824	$35,760
Accounts receivable, net	440,129	305,247
Inventories	1,044,764	772,733
Income tax receivable	3,478	369
Deferred income taxes	17,297	15,719
Assets held for sale	3,726	910
Other current assets	28,233	19,684

Total current assets	1,575,451	1,150,422

Property and equipment, net	190,787	147,856
Goodwill	664,947	504,333
Other intangible assets, net	1,051,328	713,294
Other assets	53,406	43,421

Total assets	$3,535,919	$2,559,326

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$694,059	$563,691
Accrued expenses	78,844	47,723
Liabilities held for sale	436	—
Current maturities of long-term debt	5,502	564

Total current liabilities	778,841	611,978

Long-term debt	1,704,604	966,436
Deferred income taxes	328,356	270,576
Other liabilities	19,850	17,362
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	809,539	758,972
Accumulated earnings (deficit)	(90,942)	(56,898)
Accumulated other comprehensive income (loss)	(14,329)	(9,100)

Total stockholder’s equity	704,268	692,974

Total liabilities and stockholder’s equity	$3,535,919	$2,559,326

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Net sales	$1,075,469	$839,978
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	917,314	708,156
Selling, general and administrative expenses	177,918	136,504
Transaction expenses	4,686	1,023

Operating income (loss)	(24,449)	(5,705)
Other income (expense):
Interest expense	(24,399)	(17,240)
Other, net	(1,802)	(973)

Income (loss) from operations before income taxes	(50,650)	(23,918)
Income tax provision (benefit)	(16,606)	(7,627)

Net income (loss)	$(34,044)	$(16,291)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax	$12	$67
Foreign currency translation	(5,241)	(1,811)

Other comprehensive income (loss)	(5,229)	(1,744)

Comprehensive income (loss)	$(39,273)	$(18,035)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholder’s Equity

(Unaudited)

	Total Stockholder’s Equity			Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income

		Common Stock
In thousands, except share amounts		Shares	Amount
Balance, December 28, 2013	$692,974	1,000	$—	$758,972	$(56,898)	$(9,100)
Net income (loss)	(34,044)	—	—	—	(34,044)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	12	—	—	—	—	12
Foreign currency translation	(5,241)	—	—	—	—	(5,241)
Equity contribution	50,000			50,000
Stock-based compensation expense	567	—	—	567	—	—

Balance, April 5, 2014	$704,268	1,000	$—	$809,539	$(90,942)	$(14,329)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Cash flows from operating activities:
Net income (loss)	$(34,044)	$(16,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,323	25,031
Amortization of other assets	1,170	1,033
Provision (benefit) for deferred income taxes	(4,524)	(5,577)
Non-cash inventory step-up amortization	19,183	2,194
Provision for doubtful accounts	790	528
Stock-based compensation	567	668
Other, net	306	(177)
Change in operating assets and liabilities (excluding impact from acquisitions):
Accounts receivable	(32,255)	966
Inventories	(33,234)	3,529
Income tax receivable	(3,109)	—
Other current assets	(1,282)	5,190
Accounts payable and accrued expenses	(17,030)	(14,440)
Other, net	1,514	(522)

Net cash provided by (used in) operating activities	(72,625)	2,132

Cash flows from investing activities:
Acquisitions, net of cash acquired	(675,343)	(4,225)
Purchase of property and equipment	(14,402)	(11,873)
Purchase of assets held for sale	(15)	(612)
Proceeds from sale of property and equipment	102	13
Proceeds from sale of assets held for sale	415	—

Net cash provided by (used in) investing activities	(689,243)	(16,697)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,509,324	719,993
Repayments of revolving credit facility	(1,293,067)	(706,949)
Outstanding checks	(9,174)	(8,677)
Payments of deferred financing costs	(11,391)	(69)
Payments of other long-term debt	(392)	(88)
Proceeds from issuance of long-term debt	520,313	—
Equity contribution	50,000	—

Net cash provided by (used in) financing activities	765,613	4,210

Effect of exchange rate changes on cash	(1,681)	(513)
Net increase (decrease) in cash and cash equivalents	2,064	(10,868)
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$37,824	$15,083

Supplemental disclosures of cash flow information:
Cash payments for interest	$10,464	$3,733
Cash payments (receipts) for taxes, net	$1,586	$1,239

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

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Holdings Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter ended April 5, 2014 contains operating results for 14 weeks while the quarter ended March 30, 2013 contains operating results for 13 weeks. It should be noted that the Company and its recently acquired subsidiaries, The Hercules Tire & Rubber Company (“Hercules”) and Terry’s Tire Town Holdings, Inc. (“Terry’s Tire”), have different year-end and quarter-end reporting dates. Both Hercules and Terry’s Tire have calendar year-end and quarter-end reporting dates. There were no significant changes to the business subsequent to their fiscal period ends that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter ended April 5, 2014.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. and certain co-investors (the “TPG Merger”). Under the guidance provided by the SEC Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity being substantially wholly-owned. Under push-down accounting, certain transactions incurred by the buyer, which would otherwise be accounted for in the accounts of the parent, are “pushed down” and recorded on the financial statements of the subsidiary. Therefore, the basis in shares of the Company’s common stock has been pushed down from the buyer to the Company.

3.	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company adopted this guidance on December 29, 2013 (the first day of its 2014 fiscal year) and its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statement previously issued. The Company is currently assessing the impact, if any, on its consolidated financial statements.

4.	Acquisitions:

2014 Acquisitions

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). The Terry’s Tire Acquisition was completed pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on February 17, 2014 between ATDI and TTT Holdings, Inc., a Delaware corporation. Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire owned and operated 10 distribution centers across the Northeast, New England and Ohio. The acquisition of Terry’s Tire will enhance the Company’s market position in these areas and aligns very well with new distribution centers opened by the Company over the past two years in these regions of the United States.

The Terry’s Tire acquisition closed for an aggregate purchase price of approximately $378.1 million (the “Terry’s Tire Purchase Price”), consisting of cash consideration of approximately $363.4 million, contingent consideration of $12.5 million and non-cash consideration for debt assumed of $2.2 million. The cash consideration paid for the Terry’s Tire Acquisition included estimated working capital adjustments and a portion of consideration contingent on certain events achieved prior to closing. The Terry’s Tire Purchase Price was funded by a combination of borrowings under a new senior secured term loan facility, as more fully described in Note 9, and borrowings of approximately $72.5 million under Holdings’ existing U.S. ABL Facility. The Terry’s Tire Purchase Price is subject to certain post-closing adjustments, including but not limited to, working capital adjustments. Of the $363.4 million in cash consideration, $41.4 million is held in escrow pending the resolution of the post-closing adjustments and other escrow release conditions in accordance with the terms of the Stock Purchase Agreement and escrow agreement.

The acquisition of Terry’s Tire was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As of the date of these financial statements, the Company is in the process of finalizing intangible asset valuations as well as continuing to evaluate the initial purchase price allocation. Accordingly, management has used its best estimates in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of acquisition. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately. The preliminary allocation of the Terry’s Tire Purchase Price is as follows:

In thousands
Cash	$7,238
Accounts receivable	42,515
Inventory	101,328
Assets held for sale	3,321
Other current assets	2,203
Deferred income taxes	4,947
Property and equipment	7,072
Intangible asset	201,000
Other assets	541

Total assets acquired	370,165
Accounts payable	78,488
Accrued and other liabilities	3,470
Liabilities held for sale	436

Total liabilities assumed	82,394
Net assets acquired	287,771
Goodwill	90,280

Purchase price	$378,051

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $90.3 million. The premium in the purchase price paid for the acquisition of Terry’s Tire primarily reflects the anticipated realization of operational and cost synergies.

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

The Company recorded a finite-lived customer list intangible asset based on its estimated fair value of $201.0 million. The estimated useful life of the customer list intangible asset is eighteen years based on the Company’s internal estimates to be finalized when the third-party intangible asset valuations are completed.

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets and liabilities of the commercial and retread businesses are classified as held for sale within the accompanying condensed consolidated balance sheet. As part of the preliminary purchase price allocation, the estimated fair value of the assets held for sale was $3.3 million, including $2.5 million in current assets and net property and equipment of $0.8 million. The estimated fair value of the liabilities held for sale was $0.4 million of which the entire amount related to current liabilities. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimate of the fair values related to these assets and liabilities.

Terry’s Tire contributed net sales of approximately $3.9 million to the Company for the period from March 29, 2014 to April 5, 2014. Net income contributed by Terry’s Tire since the acquisition date was immaterial.

On January 31, 2014, pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”), among ATD Merger Sub II LLC (“Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Tire Holdings LLC, a Delaware limited liability company (“Hercules Holdings”), the equityholders of Hercules Holdings (each a “Seller” and, collectively the “Sellers”) and the Sellers’ Representative, Merger Sub merged with and into Hercules Holdings, with Hercules Holdings being the surviving entity (the “Merger”). As a result of the Merger, Hercules Holdings became an indirect 100% owned subsidiary of Holdings. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company, a Connecticut corporation (“Hercules”). Hercules Holdings has no material assets or operations other than its ownership of Hercules. Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules owned and operated 15 distribution centers in the United States, 6 distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules brand, which is one of the most sought-after proprietary tire brands in the industry. The acquisition of Hercules will strengthen the Company’s presence in major markets such as California, Texas and Florida in addition to increasing its presence in Canada. Additionally, Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow the Company to capitalize on the growing import market, as well as, providing the ability to expand the international sales of the Hercules brand. Finally, this acquisition, will allow the Company to be a brand marketer of the Hercules brand which today has a 2% market share of the passenger and light truck market in North America and a 3% share of highway truck tires in North America.

The Merger closed for an aggregate purchase price of approximately $319.3 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $310.4 million, contingent consideration of $3.5 million and non-cash consideration for debt assumed of $5.4 million. The Hercules Closing Purchase Price includes an estimate for initial working capital adjustments. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Merger was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described in Note 9, an equity contribution of $50.0 million from Holdings’ indirect parent, as more fully described in Note 14 and borrowings under Holdings’ credit agreement, as more fully described in Note 9. The Hercules Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

The Merger was recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As a result, the Hercules Closing Purchase Price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. The preliminary allocation of the Hercules Closing Purchase Price is as follows:

In thousands
Cash	$12,187
Accounts receivable	61,610
Inventory	156,652
Other current assets	5,064
Property and equipment	29,970
Intangible assets	155,704

Total assets acquired	421,187
Accounts payable	95,616
Accrued and other liabilities	6,154
Deferred income taxes	69,872
Other liabilities	2,325

Total liabilities assumed	173,967
Net assets acquired	247,220
Goodwill	72,082

Purchase price	$319,302

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $72.1 million. The premium in the purchase price for the Merger primarily relates to growth opportunities associated with the Hercules brand and the anticipated realization of operational and cost synergies.

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Estimated Useful Life	Estimated Fair Value
Customer list	18 years	$147,216
Tradenames	15 years	8,488

Total		$155,704

Hercules contributed net sales of approximately $84.4 million to the Company for the period from February 1, 2014 to April 5, 2014. Net loss contributed by Hercules since the acquisition date was approximately $13.9 million which included non-cash amortization of the inventory step-up of $19.0 million and non-cash amortization expense on acquired intangible assets of $2.6 million.

On January 17, 2014, TriCan Tire Distributors, Inc. (“TriCan”), an indirect 100% owned subsidiary of Holdings, entered into an Asset Purchase Agreement with Kipling Tire Co. LTD., a corporation governed by the laws of the Province of Ontario (“Kipling”), pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition will further strengthen TriCan’s presence in the Southern Ontario region of Canada. The acquisition was completed on January 17, 2014 and was funded through the Company’s Canadian ABL Facility. The Company does not believe the acquisition of Kipling is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

2013 Acquisitions

On December 13, 2013, TriCan entered into a Share Purchase Agreement with Wholesale Tire Distributors Inc., a corporation formed under the laws of the Province of Ontario (“WTD”), Allan Bishop, an individual resident in the Province of Ontario (“Allan”) and The Bishop Company Inc., a corporation formed under the laws of the Province of Ontario (“BishopCo”) (Allan and BishopCo each, a “Seller” and collectively, the “Sellers”), pursuant to which TriCan agreed to acquire from the Sellers all of the issued and outstanding shares of WTD. WTD owned and operated two distribution centers serving over 2,300 customers. The acquisition of WTD strengthened the Company’s market presence in the Southern Ontario region of Canada. The acquisition was completed on December 13, 2013 and was funded through cash on hand. The Company does not believe the acquisition of WTD is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

The acquisition of WTD was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. A majority of the net assets acquired relate to a customer list intangible asset, which had an acquisition date fair value of $4.4 million. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $1.2 million. The premium in the purchase price paid for the acquisition of WTD reflects the anticipated realization of operational and cost synergies.

On August 30, 2013, the Company entered into a Stock Purchase Agreement with Tire Distributors, Inc. (“TDI”) to acquire 100% of the outstanding capital stock of TDI. TDI owned and operated one distribution center serving over 1,700 customers across Maryland and northeastern Virginia. The acquisition was completed on August 30, 2013 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of TDI is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

On March 22, 2013, TriCan and ATDI entered into a Share Purchase Agreement with Regional Tire Holdings Inc., a corporation formed under the laws of the Province of Ontario (“Holdco”), Regional Tire Distributors Inc. (“RTD”), a corporation formed under the laws of the Province of Ontario and a 100% owned subsidiary of Holdco, and the shareholders of Holdco, pursuant to which TriCan agreed to acquire from the shareholders of Holdco all of the issued and outstanding shares of Holdco for a purchase price of $62.5 million. Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The acquisition of RTD significantly expanded the Company’s presence in the Ontario and Atlantic Provinces of Canada and complemented the Company’s current operations in Canada.

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

The following unaudited pro forma supplementary data gives effect to the acquisitions of Hercules and Terry’s Tire as if these transactions had occurred on December 30, 2012 (the first day of the Company’s 2013 fiscal year) and gives effect to the acquisition of RTD as if this transaction had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the Hercules, Terry’s Tire and RTD acquisitions been consummated on the date assumed or of the Company’s results of operations for any future date.

	Pro Forma
In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Net sales	$1,223,921	$1,127,059
Net income (loss)	(43,631)	(40,261)

The pro forma supplementary data for the quarters ended April 5, 2014 and March 30, 2013 includes $7.4 million and $9.0 million, respectively, as an increase to historical amortization expense as a result of acquired intangible assets. In addition, the pro forma supplementary data for the quarters ended April 5, 2014 and March 30, 2013 includes $3.9 million and $9.5 million, respectively, as an increase to historical interest expense as a result of the issuance of the additional Senior Subordinated Notes and the new senior secured term loan facility, as more fully described in Note 9. For the quarter ended April 5, 2014, the Company has included a reduction in non-recurring historical transaction expenses of $32.2 million. These transaction expenses were incurred prior to the acquisition of Hercules and Terry’s Tire and they are directly related to the acquisitions.

5.	Inventories:

Inventories consist primarily of automotive tires, custom wheels and accessories and tire supplies and tools. Reported amounts are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. A majority of the Company’s tire vendors allow for the return of tire products, subject to certain limitations, specified in supply arrangements with the vendors. In addition, the Company’s inventory is collateral under the ABL Facility and the FILO Facility. See Note 9 for further information.

As a result of the TriCan, RTD, TDI, WTD, Hercules and Terry’s Tire acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million, $0.2 million, $0.5 million, $19.0 million and $12.5 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value for each acquisition was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying condensed consolidated statements of comprehensive income (loss) for the quarters ended April 5, 2014 and March 30, 2013 was $19.2 million and $2.2 million, respectively.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. During third quarter 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. The Company is actively marketing this property and anticipates that it will be sold within a twelve-month period. As of April 5, 2014, the carrying value of the facility was $0.4 million.

As part of the Terry’s Tire acquisition, the Company acquired Terry’s Tire’s commercial and retread businesses. See Note 4 for additional information regarding this acquisition. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets and liabilities of the commercial and retread businesses are classified as held for sale within the accompanying condensed consolidated balance sheet. As of April 5, 2014, the carrying value of the assets held for sale for these businesses was $3.3 million, including $2.5 million in current assets and net property and equipment of $0.8 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, December 28, 2013	$504,333
Purchase accounting adjustments	128
Acquisitions	162,362
Currency translation	(1,876)

Balance, April 5, 2014	$664,947

At April 5, 2014, the Company has recorded goodwill of $664.9 million, of which approximately $115.9 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the TPG Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire pursuant to a Stock Purchase Agreement entered into on February 17, 2014. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $90.3 million as goodwill. See Note 4 for additional information.

On January 31, 2014, the Company completed its acquisition of Hercules pursuant to an Agreement and Plan of Merger dated January 24, 2014. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $72.1 million as goodwill. See Note 4 for additional information.

On December 13, 2013, TriCan entered into a share Purchase Agreement to acquire all of the issued and outstanding common shares of WTD. The acquisition was funded through cash on hand. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During first quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This increased goodwill by $0.1 million to a total of $1.2 million at April 5, 2014. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at April 5, 2014 and March 30, 2013:

	April 5, 2014		December 28, 2013
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$1,027,448	$246,109	$677,062	$226,614
Noncompete agreements	12,285	7,217	12,007	6,400
Favorable leases	664	150	688	119
Tradenames	18,791	4,277	10,531	3,754

Total finite-lived intangible assets	1,059,188	257,753	700,288	236,887
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$1,309,081	$257,753	$950,181	$236,887

At April 5, 2014, the Company had $1,051.3 million of intangible assets. The balance primarily relates to the TPG Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of Terry’s Tire, the Company allocated $201.0 million to a finite-lived customer list intangible asset with a useful life of eighteen years. As part of the preliminary purchase price allocation of Hercules, the Company allocated $147.2 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $8.5 million to a finite-lived tradename with a useful life of fifteen years. As part of the purchase price allocation of WTD, the Company allocated $4.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years.

Intangible asset amortization expense was $21.3 million and $17.5 million for the quarters ended April 5, 2014 and March 30, 2013 respectively. Estimated amortization expense on existing intangible assets is expected to approximate $85.6 million for the remaining nine months of 2014 and approximately $116.6 million in 2015, $98.7 million in 2016, $84.5 million in 2017 and $71.6 million in 2018.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at April 5, 2014 and at December 28, 2013:

In thousands	April 5, 2014	December 28, 2013
U.S. ABL Facility	$595,964	$417,066
Canadian ABL Facility	42,136	36,424
U.S. FILO Facility	74,111	51,863
Canadian FILO Facility	8,501	—
Term Loan	299,252	—
Senior Secured Notes	248,330	248,219
Senior Subordinated Notes	421,181	200,000
Capital lease obligations	12,715	12,330
Other	7,916	1,098

Total debt	1,710,106	967,000
Less - Current maturities	(5,502)	(564)

Long-term debt	$1,704,604	$966,436

The fair value of the Senior Secured Notes was $264.4 million at April 5, 2014 and $265.0 million at December 28, 2013 and is based upon quoted market values (Level 1). The fair value of the Senior Subordinated Notes was $449.4 million at April 5, 2014 and $212.0 million at December 28, 2013 and is based upon quoted prices for similar liabilities (Level 2). Since the Term Loan was issued on March 28, 2014, the carrying value of the Term Loan of $299.3 million approximates the fair value as of April 5, 2014.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, the Company entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017, provided that if, on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017. The maturity date for the FILO Facility is January 31, 2017. During the quarter ended April 5, 2014, the Company paid $0.7 million in debt issuance costs related to the ABL Facility and FILO Facility.

As of April 5, 2014, the Company had $596.0 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $8.4 million, leaving $209.9 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at April 5, 2014 was $42.1 million, leaving $38.0 million available for additional borrowings. As of April 5, 2014, the outstanding balance of the U.S. FILO Facility was $74.1 million and the outstanding balance of the Canadian FILO Facility was $8.5 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of April 5, 2014. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of April 5, 2014, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of April 5, 2014, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 2.0% as of April 5, 2014 or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of April 5, 2014. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of April 5, 2014. The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of April 5, 2014, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 2.5% as of April 5, 2014, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 3.5% as of April 5, 2014 or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of April 5, 2014. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 70% of the lesser of cost or market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable.

The U.S. FILO and the Canadian FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	10% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. or Canadian loan parties, as applicable.

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

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 5, 2014, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Secured Term Loan

In connection with the acquisition of Terry’s Tire, on March 28, 2014, ATDI entered into a credit agreement that provided for a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “Term Loan”). The Term Loan was issued at a discount of 0.25% which, combined with certain debt issuance costs paid at closing, resulted in net proceeds of approximately $290.9 million. The Term Loan will accrete based on an effective interest rate of 6% to an aggregate accreted value of $300.0 million, the full principal amount at maturity. The net proceeds from the Term Loan were used to finance a portion of the Terry’s Tire Purchase Price. The maturity date for the Term Loan is June 1, 2018. During the quarter ended April 5, 2014, the Company paid $9.4 million in debt issuance cost related to the Term Loan.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, initially, either (a) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin of 4.75% at April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus  1⁄2 of 1%, (2) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans and (3) the one month Eurodollar rate plus 1.0%, plus an applicable margin of 3.75% as of April 5, 2014. The Eurodollar rate is subject to an interest rate floor of 1.0%. The applicable margins under the Term Loan are subject to a step down based on a consolidated net leverage ratio, as defined in the agreement.

All obligations under the Term Loan are unconditionally guaranteed by Holdings and, subject to certain customary exceptions, all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material subsidiaries. Obligations under the Term Loan are secured by a first-priority lien on substantially all property, assets and capital stock of ATDI except accounts receivable, inventory and related intangible assets and a second-priority lien on all accounts receivable and related intangible assets.

The Term Loan contains customary covenants, including covenants that restrict the Company’s ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of the Company’s business or change the Company’s fiscal year.

Subject to certain exceptions, the Company is required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provisions related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Initial Subordinated Notes”). Interest on the Initial Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010.

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of an additional $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes” and, collectively with the Initial Subordinated Notes, the “Senior Subordinated Notes”). The Additional Subordinated Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $221.1 million. The Additional Subordinated Notes will accrete based on an effective interest rate of 12% to an aggregate accreted value of $225.0 million, the full principal amount at maturity. During the quarter ended April 5, 2014, the Company paid $1.2 million in debt issuance cost related to the Additional Subordinated Notes.

The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes except the Additional Subordinated Notes will accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes are treated as a single class of securities for all purposes under the indenture. The Senior Subordinated Notes will mature on June 1, 2018.

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

On September 4, 2013, the Company entered into a spot interest rate swap and two forward-starting interest rate swaps (collectively the “3Q 2013 Swaps”) each of which are used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The spot interest rate swap in place covers a notional amount of $100.0 million at a fixed interest rate of 1.145% and expires in September 2016. The forward-starting interest rate swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million becomes effective in September 2014 at a fixed interest rate of 1.464% and will expire in September 2016 and $50.0 million becomes effective in September 2015 at a fixed interest rate of 1.942% and will expire in September 2016. The counterparty to each swap is a major financial institution. The 3Q 2013 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss).

On August 1, 2012, the Company entered into two interest rate swap agreements (“3Q 2012 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, with each $50.0 million contract having a fixed rate of 0.655% and expiring in June 2016. The counterparty to each swap is a major financial institution. The 3Q 2012 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss).

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million is at a fixed rate of 0.74% and will expire in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterparty to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss).

On February 24, 2011, the Company entered into two interest rate swap agreements (“1Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place covered an aggregate notional amount of $75.0 million, of which $25.0 million was at a fixed interest rate of 0.585% and expired in February 2012. The remaining swap covered an aggregate notional amount of $50.0 million at a fixed interest rate of 1.105% and expired in February 2013. The counterparty to each swap was a major financial institution. Neither swap met the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract were recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss).

The following tables present the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of April 5, 2014 and December 28, 2013:

		Liability Derivatives
In thousands	Balance Sheet Location	April 5, 2014	December 28, 2013
Derivatives not designated as hedges:
3Q 2011 swaps - $100 million notional	Accrued expenses	$705	$792
3Q 2012 swaps - $100 million notional	Accrued expenses	328	280
3Q 2013 swaps - $200 million notional	Accrued expenses	1,915	1,880

Total		$2,948	$2,952

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$(149)
3Q 2011 swaps - $100 million notional	Interest Expense	(86)	(156)
3Q 2012 swaps - $100 million notional	Interest Expense	47	(131)
3Q 2013 swaps - $200 million notional	Interest Expense	35	—

Total		$(4)	$(436)

11.	Fair Value of Financial Instruments:

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 Inputs – Inputs based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 Inputs – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 Inputs – Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities, therefore requiring an entity to develop its own assumptions.

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of April 5, 2014:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,359	$3,359	$—	$—

Total	$3,359	$3,359	$—	$—

Liabilities:
Contingent consideration	$16,000	$—	$—	$16,000
Derivative instruments	2,948	—	2,948	—

Total	$18,948	$—	$2,948	$16,000

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•	Benefit trust assets – These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•	Contingent consideration – As part of the preliminary purchase price allocation of Terry’s Tire and Hercules, the Company recorded $12.5 million and $3.5 million, respectively, in contingent consideration. The fair value was estimated using a discounted cash flow technique with significant inputs that are not observable, including discount rates and probability-weighted cash flows and represents management’s best estimate of the amounts to be paid, however, the Company is in the process of obtaining third-party appraisals of the fair value of the acquired assets and liabilities and will continue to evaluate amounts recorded until the appraisals are finalized. The contingent consideration includes $12.3 million related to the retention of certain key members of management as employees of the Company and $3.7 million related to securing the rights to continue to distribute certain tire brands previously distributed by Terry’s Tire and Hercules. The Company believes the probable outcome could range from approximately $8.0 million to $16.0 million. The recorded contingent consideration is included in Accrued Expenses in the condensed consolidated balance sheet as of April 5, 2014.

•	Derivative instruments – These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at April 5, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.

12.	Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718 – Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock units.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, provides that a maximum of 52.1 million shares of common stock of the indirect parent company are available for grant. As of April 5, 2014, the Company has 2.5 million shares available for future incentive awards. See Note 16 regarding a recent amendment to the 2010 Plan and the issuance of stock options subsequent to the quarter ended April 5, 2014.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 28, 2013	49,516,503	$1.02
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding - April 5, 2014	49,516,503	$1.02

Exercisable - April 5, 2014	27,861,510	$1.01

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at April 5, 2014 was 6.7 years and 6.6 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At April 5, 2014, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $7.0 million and the weighted-average period over which this expense will be recognized is 1.1 years.

No stock options were granted during the quarter ended April 5, 2014. The weighted average fair value of stock options granted during the quarter ended March 30, 2013 was $0.54 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

Quarter Ended March 30, 2013
Risk-free interest rate	1.38%
Dividend yield	—
Expected life	6.0 years
Volatility	45.39%

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

Restricted Stock Units (RSUs)

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 RSU Plan”), pursuant to which the indirect parent company will grant restricted stock units to non-employee directors of the Company. Upon vesting, these awards entitle the holder to receive one share of common stock for each restricted stock unit granted. The 2010 RSU Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.3 million remain available at April 5, 2014 for future incentive awards. See Note 16 regarding the issuance of RSU’s subsequent to the quarter ended April 5, 2014.

The following table summarizes RSU activity under the 2010 RSU Plan for the three months ended April 5, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 28, 2013	87,719	$1.14
Granted	—	—
Vested	(87,719)	1.14
Cancelled	—	—

Outstanding and unvested at April 5, 2014	—	$—

The fair value of each of the RSU awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At April 5, 2014, all RSUs granted under the 2010 RSU Plan are fully vested and accordingly, the Company has recognized all compensation expense related these RSUs.

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

In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Stock Options	$567	$626
Restricted Stock Units	—	42

Total	$567	$668

13.	Income Taxes:

The tax provision for the quarter ended April 5, 2014, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the quarter ended April 5, 2014, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the quarter ended April 5, 2014, the Company had an income tax benefit of $16.6 million, consisting of a $14.3 million U.S. tax benefit and a $2.3 million foreign tax benefit, and an effective tax benefit rate under the discrete method of 32.8%. For the quarter ended March 30, 2013, the Company had an income tax benefit of $7.6 million, consisting of a $6.4 million U.S. tax benefit and a $1.2 million foreign tax benefit, and an effective tax benefit rate of 31.9%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate which lowered the effective tax rate by 1.5%.

At April 5, 2014, the Company has a net deferred tax liability of $311.1 million, of which, $17.3 million was recorded as a current deferred tax asset and $328.4 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the TPG Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries.

At April 5, 2014, the Company had unrecognized tax benefits of $1.1 million, of which $0.4 million is included within accrued expenses and $0.7 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $0.1 million as of April 5, 2014. In addition, $1.0 million is related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

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

In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Section 263(a) of the Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (Code Section 162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 27, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. During 2012, the Company filed a change in tax methodology related to a section of the Final Regulations, specifically the methodology for repairs and maintenance deductions. The Company does not expect any additional adjustments related to the Final Regulations.

14.	Stockholder’s Equity:

On January 31, 2014, TPG and certain co-investors contributed $50.0 million through the purchase of 33.3 million shares of common stock in Holdings indirect parent company, Accelerate Parent Corp. The proceeds from this equity contribution were used to fund a portion of the Hercules Closing Purchase Price. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

15.	Commitments and Contingencies:

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of April 5, 2014, the Company’s total obligations are $1.8 million extending over five years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $1.6 million. A provision has been made for the net present value of the estimated shortfall.

16.	Subsequent Event:

On April 28, 2014, the board of directors of the Company’s indirect parent, Accelerate Parent Corp., amended the Management Equity Incentive Plan, or the 2010 Plan, to increase the maximum number of shares of common stock of the indirect parent company for which stock options may be granted under the 2010 Plan from 52.1 million to 54.4 million. In addition to the increase in the maximum number of shares, on April 28, 2014 the board of directors of Accelerate Parent Corp. approved the issuance of stock options to certain members of management and the issuance of restricted stock units to the non-employee directors of the Company. The approved stock options are for the purchase of up to 4.5 million shares of common stock, have an exercise price of $1.50 per share and vest over a two-year vesting period. The approved restricted stock units are for the issuance of up to 0.1 million shares of common stock, have a grant date fair value of $1.50 per share and vest over a two-year vesting period.

17.	Subsidiary Guarantor Financial Information:

ATDI is the issuer of $250.0 million in aggregate principal amount of Senior Secured Notes and $425.0 million in aggregate principal amount of Senior Subordinated Notes. The Senior Secured Notes and the Senior Subordinated Notes (collectively, the “Notes”) are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, Tire Wholesalers, Inc. (“Tire Wholesalers”), Terry’s Tire and by the U.S. operations of Hercules. ATDI is a direct 100% owned subsidiary of Holdings and Am-Pac, Tire Wholesales, Terry’s Tire and Hercules are indirect 100% owned subsidiaries of Holdings. None of the Company’s other subsidiaries guarantees the Notes. The guarantees can be released in certain customary circumstances.

In accordance with Rule 3-10 of Regulation S-X, the following presents condensed consolidating financial information for:

•	Holdings, under the column heading “Parent Company”;

•	ATDI, under the column heading “Subsidiary Issuer”;

•	Am-Pac, Tire Wholesalers, Terry’s Tire and Hercules’ U.S. subsidiary, on a combined basis, under the column heading “Guarantor Subsidiaries”; and

•	The Company’s other subsidiaries, on a combined basis, under the column heading “Non-Guarantor Subsidiaries”;

•	Consolidating entries and eliminations, under the column heading “Eliminations”; and

•	Holdings, ATDI and their subsidiaries on a consolidated basis, under the column heading “Consolidated.”

At the beginning of fiscal 2014, the Company merged a subsidiary that previously was a non-guarantor of the Notes, Tire Distributors, Inc., into ATDI. As a result of this merger, the consolidating balance sheet as of December 28, 2013, the consolidating statement of comprehensive income (loss) for the quarter ended March 30, 2013 and the consolidating statement of cash flow for the quarter ended March 30, 2013 have been retroactively adjusted to reflect the post-merger legal entity structure. Terry’s Tire and Hercules’ U.S. subsidiary became guarantors of the Notes in the first quarter of 2014.

The condensed consolidating financial information for the Company is as follows:

	As of April 5, 2014
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,278	$19,535	$5,011	$—	$37,824
Accounts receivable, net	—	306,115	94,055	39,959	—	440,129
Inventories	—	726,359	195,598	122,807	—	1,044,764
Assets held for sale	—	405	2,166	1,155	—	3,726
Income tax receivable	—	593	441	2,444	—	3,478
Intercompany receivables	95,051	—	68,766	—	(163,817)	—
Other current assets	—	26,920	13,751	4,859	—	45,530

Total current assets	95,051	1,073,670	394,312	176,235	(163,817)	1,575,451

Property and equipment, net	—	145,779	35,018	9,990	—	190,787
Goodwill and other intangible assets, net	418,592	654,797	540,396	102,149	341	1,716,275
Investment in subsidiaries	190,625	858,343	(123)	—	(1,048,845)	—
Other assets	—	51,346	1,420	940	(300)	53,406

Total assets	$704,268	$2,783,935	$971,023	$289,314	$(1,212,621)	$3,535,919

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$506,432	$145,583	$42,044	$—	$694,059
Accrued expenses	—	57,205	11,761	9,878	—	78,844
Liabilities held for sale	—	—	126	310	—	436
Current maturities of long-term debt	—	3,567	1,935	—	—	5,502
Intercompany payables	—	122,536	—	41,240	(163,776)	—

Total current liabilities	—	689,740	159,405	93,472	(163,776)	778,841

Long-term debt	—	1,648,516	5,451	50,637	—	1,704,604
Deferred income taxes	—	241,789	65,032	21,535	—	328,356
Other liabilities	—	13,265	1,995	4,590	—	19,850
Stockholder’s equity:
Intercompany investment	—	280,622	754,696	160,253	(1,195,571)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	809,539	15,274	—	—	(15,274)	809,539
Accumulated earnings (deficit)	(90,942)	(90,942)	(15,557)	(26,458)	132,957	(90,942)
Accumulated other comprehensive income (loss)	(14,329)	(14,329)	1	(14,715)	29,043	(14,329)

Total stockholder’s equity	704,268	190,625	739,140	119,080	(1,048,845)	704,268

Total liabilities and stockholder’s equity	$704,268	$2,783,935	$971,023	$289,314	$(1,212,621)	$3,535,919

The condensed consolidating financial information for the Company is as follows:

	As of December 28, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$22,352	$—	$13,408	$—	$35,760
Accounts receivable, net	—	265,551	—	39,696	—	305,247
Inventories	—	714,235	—	58,498	—	772,733
Assets held for sale	—	910	—	—	—	910
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	45,052	—	60,188	12,086	(117,326)	—
Other current assets	—	24,495	4,877	6,031	—	35,403

Total current assets	45,052	1,027,912	65,065	129,719	(117,326)	1,150,422

Property and equipment, net	—	140,712	343	6,801	—	147,856
Goodwill and other intangible assets, net	418,592	667,996	1,450	129,589	—	1,217,627
Investment in subsidiaries	229,330	196,624	—	—	(425,954)	—
Other assets	—	42,468	308	645	—	43,421

Total assets	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$527,080	$2,255	$34,356	$—	$563,691
Accrued expenses	—	43,375	48	4,300	—	47,723
Current maturities of long-term debt	—	558	6	—	—	564
Intercompany payables	—	85,172	1,110	31,044	(117,326)	—

Total current liabilities	—	656,185	3,419	69,700	(117,326)	611,978

Long-term debt	—	930,012	3	36,421	—	966,436
Deferred income taxes	—	246,897	587	23,092	—	270,576
Other liabilities	—	13,288	18	4,056	—	17,362
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	160,253	(505,810)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	758,972	14,706	—	—	(14,706)	758,972
Accumulated earnings (deficit)	(56,898)	(56,898)	(1,796)	(17,294)	75,988	(56,898)
Accumulated other comprehensive income (loss)	(9,100)	(9,100)	—	(9,474)	18,574	(9,100)

Total stockholder’s equity	692,974	229,330	63,139	133,485	(425,954)	692,974

Total liabilities and stockholder’s equity	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Condensed consolidating statements of comprehensive income (loss) for the quarters ended April 5, 2014 and March 30, 2013 are as follows:

	For the Quarter Ended April 5, 2014
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$929,620	$71,791	$75,052	$(994)	$1,075,469
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	777,893	78,983	61,436	(998)	917,314
Selling, general and administrative expenses	—	140,615	13,198	24,105	—	177,918
Transaction expenses	—	3,598	—	1,088	—	4,686

Operating income (loss)	—	7,514	(20,390)	(11,577)	4	(24,449)
Other (expense) income:
Interest expense	—	(23,574)	(225)	(600)	—	(24,399)
Other, net	—	(1,014)	(98)	(690)	—	(1,802)
Equity earnings of subsidiaries	(34,044)	(22,802)	(123)	—	56,969	—

Income (loss) from operations before income taxes	(34,044)	(39,876)	(20,836)	(12,867)	56,973	(50,650)
Income tax provision (benefit)	—	(5,830)	(7,075)	(3,703)	2	(16,606)

Net income (loss)	$(34,044)	$(34,046)	$(13,761)	$(9,164)	$56,971	$(34,044)

Comprehensive income (loss)	$(39,273)	$(39,275)	$(13,760)	$(14,405)	$67,440	$(39,273)

	For the Quarter Ended March 30, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$813,009	$—	$26,969	$—	$839,978
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	683,226	—	24,930	—	708,156
Selling, general and administrative expenses	—	128,274	236	7,994	—	136,504
Transaction expenses	—	988	—	35	—	1,023

Operating income (loss)	—	521	(236)	(5,990)	—	(5,705)
Other (expense) income:
Interest expense	—	(17,003)	—	(237)	—	(17,240)
Other, net	—	(710)	—	(263)	—	(973)
Equity earnings of subsidiaries	(16,291)	(4,834)	—	—	21,125	—

Income (loss) from operations before income taxes	(16,291)	(22,026)	(236)	(6,490)	21,125	(23,918)
Income tax provision (benefit)	—	(5,735)	(78)	(1,814)	—	(7,627)

Net income (loss)	$(16,291)	$(16,291)	$(158)	$(4,676)	$21,125	$(16,291)

Comprehensive income (loss)	$(18,035)	$(18,035)	$(158)	$(6,487)	$24,680	$(18,035)

Condensed consolidating statements of cash flows for the quarters ended April 5, 2014 and March 30, 2013 are as follows:

In thousands	For the Quarter Ended April 5, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$(50,000)	$(8,929)	$7,365	$(21,061)	$—	$(72,625)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(689,761)	13,455	963	—	(675,343)
Purchase of property and equipment	—	(11,825)	(1,071)	(1,506)	—	(14,402)
Purchase of assets held for sale	—	(15)	—	—	—	(15)
Proceeds from sale of property and equipment	—	34	—	68	—	102
Proceeds from disposal of assets held for sale	—	415	—	—	—	415

Net cash provided by (used in) investing activities	—	(701,152)	12,384	(475)	—	(689,243)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,485,157	—	24,167	—	1,509,324
Repayments of revolving credit facility	—	(1,284,010)	—	(9,057)	—	(1,293,067)
Outstanding checks	—	(9,174)	—	—	—	(9,174)
Payments of other long-term debt	—	(178)	(214)	—	—	(392)
Payments of deferred financing costs	—	(11,101)	—	(290)	—	(11,391)
Proceeds from issuance of long-term debt	—	520,313	—	—	—	520,313
Equity contribution	50,000	—	—	—	—	50,000

Net cash provided by (used in) financing activities	50,000	701,007	(214)	14,820	—	765,613

Effect of exchange rate changes on cash	—	—	—	(1,681)		(1,681)

Net increase (decrease) in cash and cash equivalents	—	(9,074)	19,535	(8,397)	—	2,064
Cash and cash equivalents - beginning of period	—	22,352	—	13,408	—	35,760

Cash and cash equivalents - end of period	$—	$13,278	$19,535	$5,011	$—	$37,824

In thousands	For the Quarter Ended March 30, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$18,144	$2	$(16,014)	$—	$2,132

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(4,225)	—	(4,225)
Purchase of property and equipment	—	(11,204)	—	(669)	—	(11,873)
Purchase of assets held for sale	—	(612)	—	—	—	(612)
Proceeds from sale of property and equipment	—	8	—	5	—	13
Proceeds from disposal of assets held for sale	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(11,808)	—	(4,889)	—	(16,697)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	660,348	—	59,645	—	719,993
Repayments of revolving credit facility	—	(658,128)	—	(48,821)	—	(706,949)
Outstanding checks	—	(8,677)	—	—	—	(8,677)
Payments of other long-term debt	—	(86)	(2)	—	—	(88)
Payments of deferred financing costs	—	(69)	—	—	—	(69)

Net cash provided by (used in) financing activities	—	(6,612)	(2)	10,824	—	4,210

Effect of exchange rate changes on cash	—	—	—	(513)		(513)

Net increase (decrease) in cash and cash equivalents	—	(276)	—	(10,592)	—	(10,868)
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$12,070	$—	$3,013	$—	$15,083

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

Company Overview

We are the leading replacement tire distributor in North America. We provide a full range of products and services to customers in each of the key market channels to enable tire retailers to more effectively service and grow sales to consumers. Through our network of 164 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 40,000 stock-keeping units (SKUs) to approximately 80,000 customers (approximately 73,000 in the Unites States. and 7,000 in Canada). The critical range of services that we make available includes frequent and timely delivery of inventory as well as business support services such as credit, training, access to consumer market data and the administration of tire manufacturer affiliate programs. In addition, our United States customers have access to a leading online ordering and reporting system as well as a website that enables our tire retailer customers to participate in the Internet marketing of tires to consumers. We estimate that as of our year-ending December 28, 2013, our share of the replacement passenger and light truck tire market in the U.S. is approximately 10%, up from approximately 1% in 1996. Our estimated share of the replacement passenger and light truck tire market in Canada as of our year-ending December 28, 2013, is approximately 12%. During fiscal 2013, our largest customer and top ten customers accounted for less than 3.1% and 11.3%, respectively, of our net sales.

We believe we distribute the broadest product offering in our industry, supplying our customers with the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers – Bridgestone, Continental, Goodyear and Michelin – as well as the Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers, and through our acquisition of The Hercules Tire & Rubber Company we also own and market our proprietary Hercules brand. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represented 83.2% of our net sales for the quarter ended April 5, 2014. The remainder of our net sales is derived from other tire sales (14.6%), custom wheels (1.8%) and tire supplies, tools and other products (0.4%). We believe our large, diverse product offering allows us to better penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are susceptible to changes in consumer confidence and the economic conditions that impact tire customers. As a result, our customers may opt to defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macro-economic factors such as unemployment, persistently high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2013, U.S. replacement tire unit shipments increased by an average of approximately 2.7% per year. The recession led to negative growth during 2008 and 2009. The economic environment showed signs of stabilization during 2010 and 2011, although slow economic growth, persistently high fuel cost and a decrease in miles driven continued to impact the market. Despite an increase in miles driven during 2012, the U.S. and Canadian replacement tire markets continued their negative growth trend as replacement tire unit shipments decreased 1.8% and 5.5%, respectively, from 2011. During 2013, replacement tire unit shipments were up 4.4% in the United States and 0.7% in Canada as compared to 2012 as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven impacted the U.S. and Canadian replacement tire market favorably. Substantially all of the industry unit growth in 2013 was driven by an increased level of shipments of lower priced import product, predominately from China, as most domestic tire manufacturers reported continued replacement tire unit shipment reductions in 2013 as compared to 2012. Our market outlook for 2014 reflects nominal market improvement, particularly in the value tire segment of the replacement market for which we believe we are well positioned to gain market share and we expect to continue to follow our historic trend and outperform market expectations.

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

We have a solid infrastructure, an extensive and efficient distribution network and a broad product offering. Our growth strategy, coupled with our access to capital and our scalable platform, enables us to continue to expand in existing markets as well as in new geographic areas. In addition, we are investing in technology and new sales channels which we expect will help fuel our future growth. As a result, we believe that we are well positioned to continue to achieve above market results in both contracting and expanding market demand cycles.

Recent Developments

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. From the second half of 2010 through December 2013, we opened new distribution centers in 22 locations throughout the contiguous United States. During the first three months of 2014, we continued to execute our plan of expansion by opening a new distribution center in Columbus, OH.

On March 28, 2014, we completed the acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire owned and operated 10 distribution centers across the Northeast, New England and Ohio. The acquisition of Terry’s Tire will enhance our market position in these areas and aligns very well with new distribution centers that we opened over the past two years in these regions of the United States.

The Terry’s Tire acquisition closed for an aggregate purchase price of approximately $378.1 million (the “Terry’s Tire Purchase Price”), consisting of cash consideration of approximately $363.4 million, contingent consideration of $12.5 million and non-cash consideration for debt assumed of $2.2 million. The cash consideration paid for the Terry’s Tire Acquisition included estimated working capital adjustments and a portion of consideration contingent on certain events achieved prior to closing. The Terry’s Tire Purchase Price was funded by a combination of borrowings under a new senior secured term loan facility, as more fully described under Liquidity and Capital Resources, and borrowings of approximately $72.5 million under Holdings’ existing U.S. ABL Facility. The Terry’s Tire Purchase Price is subject to certain post-closing adjustments, including but not limited to, working capital adjustments.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holdings”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”). Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing, and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules owned and operated 15 distribution centers in the United States., 6 distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules brand, which is one of the most sought-after proprietary tire brands in the industry. The acquisition of Hercules will strengthen our presence in major markets such as California, Texas and Florida in addition to increasing our presence in Canada. Additionally, Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow us to capitalize on the growing import market, as well as, providing the ability to expand the international sales of the Hercules brand. Finally, this acquisition will allow us to be a brand marketer of the Hercules brand which today has a 2% market share of the passenger and light truck market in North America and a 3% market share of highway truck tires in North America.

The Hercules acquisition closed for an aggregate purchase price of approximately $319.3 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $310.4 million, contingent consideration of $3.5 million and non-cash consideration for debt assumed of $5.4 million. The Hercules Closing Purchase Price also includes an estimate for initial working capital adjustments. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Hercules acquisition was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described under Liquidity and Capital Resources, an equity contribution of $50.0 million from Holdings’ indirect parent and borrowings under Holdings’ credit agreement, as more fully described under Liquidity and Capital Resources The Hercules Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On January 17, 2014, TriCan Tire Distributors, Inc. (“TriCan”) entered into an Asset Purchase Agreement with Kipling Tire Co. LTD (“Kipling”) pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition further strengthened TriCan’s presence in the Southern Ontario region of Canada.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarter ended April 5, 2014 contains operating results for 14 weeks while the quarter ended March 30, 2013 contains operating results for 13 weeks. It should be noted that our year-end and quarter-end reporting dates are different from our recently acquired subsidiaries Hercules and Terry’s Tire. Both Hercules and Terry’s Tire have calendar year-end and quarter-end reporting dates. There were no significant changes to the business subsequent to their fiscal period ends that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter ended April 5, 2014.

Quarter Ended April 5, 2014 Compared to the Quarter Ended March 30, 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	April 5, 2014	March 30, 2013	Favorable (unfavorable)	Favorable (unfavorable)	April 5, 2014	March 30, 2013

Net sales	$1,075,469	$839,978	$235,491	28.0%	100.0%	100.0%
Cost of goods sold	917,314	708,156	(209,158)	(29.5%)	85.3%	84.3%
Selling, general and administrative expenses	177,918	136,504	(41,414)	(30.3%)	16.5%	16.3%
Transaction expenses	4,686	1,023	(3,663)	(358.1%)	0.4%	0.1%

Operating income (loss)	(24,449)	(5,705)	(18,744)	(328.6%)	(2.3%)	-0.7%
Other income (expense):
Interest expense	(24,399)	(17,240)	(7,159)	(41.5%)	(2.3%)	(2.1%)
Other, net	(1,802)	(973)	(829)	(85.2%)	(0.2%)	(0.1%)

Income (loss) from operations before income taxes	(50,650)	(23,918)	(26,732)	(111.8%)	(4.7%)	(2.8%)
Provision (benefit) for income taxes	(16,606)	(7,627)	8,979	117.7%	(1.5%)	(0.9%)

Net income (loss)	$(34,044)	$(16,291)	$(17,753)	(109.0%)	(3.2%)	(1.9%)

Net Sales

Net sales for the quarter ended April 5, 2014 were $1,075.5 million, a $235.5 million, or 28.0%, increase, as compared with the quarter ended March 30, 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules and Terry’s Tire and our 2013 acquisitions of Wholesale Tire Distributors (“WTD”), Tire Distributors, Inc. (“TDI”) and Regional Tire Distributors Inc. (“RTD”). These growth initiatives added $167.5 million of incremental sales in the first quarter of 2014. In addition, we experienced an increase in comparable tire unit sales of $98.9 million primarily driven by an overall stronger sales unit environment and the inclusion of five additional selling days in our first quarter of 2014 which contributed approximately $47.0 million to the unit increase. However, these increases were partially offset by lower net tire pricing of $30.2 million, primarily driven by manufacturer marketing specials, competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for the quarter ended April 5, 2014 were $917.3 million, a $209.2 million, or 29.5%, increase, as compared with the quarter ended March 30, 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. These growth initiatives added $138.6 million of incremental costs in the first quarter of 2014. Cost of goods sold for the quarter ended April 5, 2014 also includes $19.2 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of Hercules and WTD as compared to $2.2 million during the quarter ended March 30, 2013. In addition, the inclusion of five additional selling days in our first quarter of 2014 and an overall stronger sales unit environment increased cost of goods sold by $83.7 million (of which approximately $41.0 million was due to the five additional selling days). These increases were partially offset by lower net tire pricing of $27.5 million.

Cost of goods sold as a percentage of net sales was 85.3% for the quarter ended April 5, 2014, an increase compared with 84.3% for the quarter ended March 30, 2013. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $19.2 million non-cash amortization of the inventory step-up recorded in connection with the Hercules and WTD acquisitions. This increase had a 2.0% impact on cost of goods sold as a percentage of net sales. Excluding the non-cash amortization of the inventory step-up, the decrease in cost of goods sold as a percentage of net sales was primarily driven by the margin contribution of the Hercules brand, a lower level of manufacturer price repositioning this year as compared to the prior year, and an incremental benefit from manufacturer programs during the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 5, 2014 were $177.9 million, a $41.4 million, or 30.3%, increase as compared with the quarter ended March 30, 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. Combined, these factors added $32.8 million of incremental costs to the first quarter of 2014. In addition, we also experienced an $8.1 million increase in salaries and wage expense primarily related to higher incentive and commission compensation and the inclusion of five additional selling days in our first quarter of 2014, which contributed approximately $3.8 million to the year-over-year increase. Additionally, occupancy expense increased $0.8 million due to higher cost as we expanded several of our distribution centers to better service our existing customers.

Selling, general and administrative expenses as a percentage of net sales was 16.5% for the quarter ended April 5, 2014; an increase compared with 16.3% for the quarter ended March 30, 2013. The increase in selling, general and administrative expenses as a percentage of net sales were primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers, as our consolidation of some of the Hercules distribution centers only commenced during the latter part of the first quarter.

Transaction Expenses

Transaction expenses for the quarter ended April 5, 2014 were $4.7 million and were primarily related to costs associated with our acquisitions of Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended March 30, 2013, transaction expenses of $1.0 million primarily related to costs associated with our acquisition of TriCan Tire Distributors (“TriCan”) in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the quarter ended April 5, 2014 was $24.4 million, a $7.2 million, or 41.5%, increase, compared with the quarter ended March 30, 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our acquisitions of Hercules and Terry’s Tire. In addition, changes in the fair value of our interest rate swaps resulted in a $0.4 million increase in interest expense.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended April 5, 2014 was $16.6 million, based on pre-tax loss of $50.7 million; our effective tax rate under the discrete method was 32.8%. For the quarter ended March 30, 2013, our income tax benefit was $7.6 million, based on a pre-tax loss of $23.9 million; our effective tax rate was 31.9%. The effective rate of the year-to-date tax provision is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower from the statutory U.S. federal rate and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Liquidity and Capital Resources

Overview

The following table contains several key measures that we think are relevant to our financial condition and liquidity:

In thousands	April 5, 2014	December 28, 2013
Cash and cash equivalents	$37,824	$35,760
Working capital	796,610	538,444
Total debt	1,710,106	967,000
Total stockholder’s equity	704,268	692,974
Debt-to-capital ratio	70.8%	58.3%

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

Our primary sources of liquidity include cash flows from operations and availability under our ABL Facility and FILO Facility. We currently do not intend nor foresee a need to repatriate funds from our Canadian subsidiaries to the United States, and no provision for U.S. income taxes has been made with respect to such earnings. We expect our cash flow from U.S. operations, combined with availability under our U.S. ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in the United Stated during the next twelve month period and for the foreseeable future. We expect cash flows from our Canadian operations, combined with availability under our Canadian ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in Canada during the next twelve month period and thereafter for the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of April 5, 2014, our total indebtedness was $1,710.1 million with a debt-to-capital ratio of 70.8%. Cash interest payments for the quarters ended April 5, 2014 and March 30, 2013 amounted to $10.5 million and $3.7 million, respectively. The increase in cash interest payments is primarily related to higher levels of indebtedness incurred in connection with our acquisitions. As of April 5, 2014, we have an additional $209.9 million of availability under our U.S. ABL Facility and an additional $38.0 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facilities may not be available when we need them.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, many of which are described under “Item 1A – Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that, to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013

Cash provided by (used in) operating activities	$(72,625)	$2,132
Cash provided by (used in) investing activities	(689,243)	(16,697)
Cash provided by (used in) financing activities	765,613	4,210

Effect of exchange rate changes on cash	(1,681)	(513)

Net increase (decrease) in cash and cash equivalents	2,064	(10,868)
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$37,824	$15,083

Cash payments for interest	$10,464	$3,733
Cash payments (receipts) for taxes, net	$1,586	$1,239

Operating Activities

Net cash used in operating activities for the quarter ended April 5, 2014 was $72.6 million compared with cash provided by operating activities of $2.1 million during the quarter ended March 30, 2013. During the current period, working capital requirements resulted in a cash outflow of $85.4 million, primarily driven by an increase in customer accounts receivable of $32.3 million and an increase in inventory levels as a result of stocking new distribution centers opened and as a result of building out the product offering provided through the Hercules acquisition. Additionally, changes in accounts payable associated with the timing of vendor payments, including payments associated with winter product purchases, resulted in a cash outflow during the period of $34.4 million. These cash outflows were partially offset by cash earnings during the current period and changes in accrued expenses associated with accrued interest on our senior notes.

Net cash provided by operating activities for the quarter ended March 30, 2013 was $2.1 million. During the quarter, working capital requirements resulted in a cash outflow of $5.3 million, primarily driven by a $14.4 million cash outflow in accounts payable and accrued expenses that was associated with the timing of vendor payments related to winter tire programs. This cash outflow was offset by cash earnings during the period.

Investing Activities

Net cash used in investing activities for the quarter ended April 5, 2014 was $689.2 million, compared with $16.7 million during the quarter ended March 30, 2013. The change was primarily associated with cash paid for acquisitions, which resulted in a $671.1 million increase in the current period. In addition, we invested $14.4 million and $11.9 million in property and equipment purchases during the quarters ended April 5, 2014 and March 30, 2013, respectively, which included information technology upgrades, information technology application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the quarter ended April 5, 2014 was $765.6 million, compared with $4.2 million during the quarter ended March 30, 2013. The change was primarily related to proceeds received from the issuance of our Additional Subordinated Notes and Term Loan during the quarter ended April 5, 2014. These proceeds were used to finance a portion of the Hercules and Terry’s Tire acquisitions. In addition, higher net borrowings from our ABL Facility and FILO Facility, specifically our U.S. ABL Facility, contributed to the period-over-period increase. The higher net borrowings under our ABL Facility and FILO Facility were due to the increase in cash outflow for working capital requirements between periods and cash paid for acquisitions. Also, the Company received an equity contribution of $50.0 million from TPG and certain co-investors during the quarter ended April 5, 2014.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the quarter ended April 5, 2014 were $10.5 million, compared with $3.7 million paid during the quarter ended March 30, 2013. The increase is primarily due to the timing of our quarter end on April 5, 2014, and as such, included an additional quarterly interest payment on our ABL Facility and FILO Facility as compared to the prior year. Additionally, higher levels of indebtedness incurred in connection with our acquisitions also contributed to the year-over-year increase.

Net cash payments for taxes during the quarter ended April 5, 2014 were $1.6 million, compared with $1.2 million during the quarter ended March 30, 2013. The difference between the periods primarily relates to the balance and timing of income tax extension payments and income tax payments due with returns.

Indebtedness

The following table summarizes our outstanding debt at April 5, 2014:

In thousands	Matures	Interest Rate (1)	Outstanding Balance

U.S. ABL Facility	2017	3.4%	$595,964
Canadian ABL Facility	2017	4.3	42,136
U.S. FILO Facility	2017	5.8	74,111
Canadian FILO Facility	2017	6.0	8,501
Term Loan	2018	5.8	299,252
Senior Secured Notes	2017	9.75	248,330
Senior Subordinated Notes	2018	11.50	421,181
Capital lease obligations	2014 - 2027	2.7 - 13.9	12,715
Other	2014 - 2021	2.3 - 10.6	7,916

Total debt			1,710,106
Less - Current maturities			(5,502)

Long-term debt			$1,704,604

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at April 5, 2014.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, we entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017, provided that if, on March 1, 2017, either (i) more than $50.0 million in aggregate principal amount of ATDI’s Senior Secured Notes remains outstanding or (ii) any principal amount of ATDI’s Senior Secured Notes remains outstanding with a scheduled maturity date which is earlier than 91 days after November 16, 2017 and excess availability under the ABL Facility is less than 12.5% of the aggregate revolving commitments, then the maturity date will be March 1, 2017. The maturity date for the FILO Facility is January 31, 2017.

As of April 5, 2014, we had $596.0 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $8.4 million, leaving $209.9 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at April 5, 2014 was $42.1 million, leaving $38.0 million available for additional borrowings. As of April 5, 2014, the outstanding balance of the U.S. FILO Facility was $74.1 million and the outstanding balance of the Canadian FILO Facility was $8.5 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of April 5, 2014. The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 1.0% as of April 5, 2014, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 1.0% as of April 5, 2014, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 2.0% as of April 5, 2014 or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 2.0% as of April 5, 2014. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at our option, either (a) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans, (2) the federal funds effective rate plus  1⁄2 of 1% and (3) the one month-Adjusted LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of April 5, 2014. The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to either (a) a Canadian base rate determined by reference to the highest of (1) the base rate as published by Bank of America, N.A. (acting through its Canada branch) as its “base rate”, (2) the federal funds rate effective plus  1⁄2 of 1% per annum and (3) the one month-LIBOR rate plus 1.0% per annum, plus an applicable margin of 2.5% as of April 5, 2014, (b) a Canadian prime rate determined by reference to the highest of (1) the prime rate as published by Bank of America, N.A. (acting through its Canada branch) as its “prime rate”, (2) the sum of  1⁄2 of 1% plus the Canadian overnight rate and (3) the sum of 1% plus the rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances as published by Reuters Monitor Money Rates Service for a 30 day interest period, plus an applicable margin of 2.5% as of April 5, 2014, (c) a rate of interest per annum equal to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount displayed and identified as such on the display referred to as the “CDOR Page” of Reuters Monitor Money Rates Service as at approximately 10:00 a.m. Toronto time on such day, plus an applicable margin of 3.5% as of April 5, 2014 or (d) an Adjusted LIBOR rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin of 3.5% as of April 5, 2014. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

The U.S. and Canadian borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	85% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 70% of the lesser of cost or market value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible tire inventory of the U.S. or Canadian loan parties, as applicable; plus

•	The lesser of (a) 50% of the lower of cost or market value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable and (b) 85% of the net orderly liquidation value of eligible non-tire inventory of the U.S. or Canadian loan parties, as applicable.

The U.S. FILO and the Canadian FILO borrowing base at any time equals the sum (subject to certain reserves and other adjustments) of:

•	5% of eligible accounts receivable of the U.S. or Canadian loan parties, as applicable; plus

•	10% of the net orderly liquidation value of the eligible tire and non-tire inventory of the U.S. or Canadian loan parties, as applicable.

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

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of April 5, 2014, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Term Loan

In connection with the acquisition of Terry’s Tire, on March 28, 2014, ATDI entered into a credit agreement that provided for a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “Term Loan”). The Term Loan was issued at a discount of 0.25% which, combined with certain debt issuance costs paid at closing, resulted in net proceeds of approximately $290.9 million. The Term Loan will accrete based on an effective interest rate of 6% to an aggregate accreted value of $300.0 million, the full principal amount at maturity. The net proceeds from the Term Loan were used to finance a portion of the Terry’s Tire Purchase Price. The maturity date for the Term Loan is June 1, 2018.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at our option, initially, either (a) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin of 4.75% at April 5, 2014 or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus  1⁄2 of 1%, (2) the prime commercial lending rate published by the Bank of America, N.A. as its “prime rate” for commercial loans and (3) the one month Eurodollar rate plus 1.0%, plus an applicable margin of 3.75% as of April 5, 2014. The Eurodollar rate is subject to an interest rate floor of 1.0%. The applicable margins under the Term Loan are subject to a step down based on a consolidated net leverage ratio, as defined in the agreement.

All obligations under the Term Loan are unconditionally guaranteed by Holdings and, subject to certain customary exceptions, all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material subsidiaries. Obligations under the Term Loan are secured by a first-priority lien on substantially all property, assets and capital stock of ATDI except accounts receivable, inventory and related intangible assets and a second-priority lien on all accounts receivable and related intangible assets.

The Term Loan contains customary covenants, including covenants that restrict our ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of our business or change our fiscal year.

Subject to certain exceptions, we are required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of our annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provisions related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

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

Senior Subordinated Notes

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Initial Subordinated Notes”). Interest on the Initial Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010.

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of an additional $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes” and, collectively with the Initial Subordinated Notes, the “Senior Subordinated Notes”). The Additional Subordinated Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $221.1 million. The Additional Subordinated Notes will accrete based on an effective interest rate of 12% to an aggregate accreted value of $225.0 million, the full principal amount at maturity.

The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes except the Additional Subordinated Notes accrues interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes are treated as a single class of securities for all purposes under the indenture. The Senior Subordinated Notes will mature on June 1, 2018.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended April 5, 2014	Quarter Ended March 30, 2013
Net income (loss)	$(34,044)	$(16,291)
Depreciation and amortization	29,323	25,031
Interest expense	24,399	17,240
Income tax provision (benefit)	(16,606)	(7,627)
Management fee	608	991
Stock-based compensation	567	668
Transaction fees	4,686	1,023
Non-cash inventory step up	19,183	2,194
Other	894	682

Adjusted EBITDA	$29,010	$23,911

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of April 5, 2014, our total obligations as guarantor on these leases are approximately $1.8 million extending over five years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.6 million as of April 5, 2014. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the quarter ended April 5, 2014, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We adopted this guidance on December 29, 2013 (the first day of our 2014 fiscal year) and the adoption did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statement previously issued. We are currently assessing the impact, if any on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our ABL Facility, FILO Facility and Term Loan are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility, FILO Facility and Term Loan are tied to, at our option, either a base rate, or a prime rate, or LIBOR. At April 5, 2014, the total amount outstanding under our ABL Facility, FILO Facility and Term Loan that was subject to interest rate changes was $1,020.0 million.

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

At April 5, 2014, $620.0 million of the total outstanding balance of our ABL Facility, FILO Facility and Term Loan that was not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $6.2 million.

The financial position and results of operations for TriCan, our 100% owned subsidiary acquired during 2012 are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of April 5, 2014, we did not have any foreign currency derivatives in place.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended April 5, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of January 24, 2014, by and among ATD Merger Sub II LLC, American Tire Distributors, Inc., Hercules Tire Holdings LLC and the Equityholders of Hercules Tire Holdings LLC.

2.2	Stock Purchase Agreement, dated as of February 17, 2014, by and among American Tire Distributors, Inc. and TTT Holding, Inc.

4.1	Sixth Supplemental Indenture, dated as of January 31, 2014, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Tire Wholesalers, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018.

4.2	Seventh Supplemental Indenture, dated as of January 31, 2014, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Tire Wholesalers, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018.

10.1	Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of January 31, 2014, among American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Trican Tire Distributors Inc., American Tire Distributors Holdings, Inc., Tire Wholesalers, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender.

10.2	Credit Agreement, dated as of March 28, 2014, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., the guarantors form time to time party thereto, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder’sEquity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2014	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)