Form 10-Q
period 2014-07-05
American Tire Distributors Holdings, Inc.
filed 2014-08-15
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2014

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

Number of common shares outstanding at August 11, 2014: 1,000

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, particularly under the caption “Risk Factors”. We undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances, after we distribute this Form 10-Q, except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

•	general business and economic conditions in the United States, Canada and other countries, including uncertainty as to changes and trends;

•	our ability to execute key strategies, including pursuing acquisitions and successfully integrating and operating acquired companies;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	the ability of our customers and suppliers to obtain financing related to funding their operations in the current economic market;

•	the financial condition of our customers, many of which are small businesses with limited financial resources;

•	changing relationships with customers, suppliers and strategic partners;

•	changes in laws or regulations affecting the tire industry;

•	changes in capital and credit market conditions, including availability of funding sources and fluctuations in currency exchange rates;

•	impacts of competitive products and changes to the competitive environment;

•	acceptance of new products in the market; and

•	unanticipated expenditures.

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

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands, except share amounts	July 5, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,533	$35,760
Accounts receivable, net	457,560	305,247
Inventories	1,109,606	772,733
Income tax receivable	24,608	369
Deferred income taxes	18,923	15,719
Assets held for sale	5,529	910
Other current assets	35,110	19,684

Total current assets	1,678,869	1,150,422

Property and equipment, net	202,756	147,856
Goodwill	706,134	504,333
Other intangible assets, net	1,122,374	713,294
Other assets	52,999	43,421

Total assets	$3,763,132	$2,559,326

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$739,706	$563,691
Accrued expenses	71,793	47,723
Liabilities held for sale	426	—
Current maturities of long-term debt	10,120	564

Total current liabilities	822,045	611,978

Long-term debt	1,934,177	966,436
Deferred income taxes	321,272	270,576
Other liabilities	23,659	17,362
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	810,959	758,972
Accumulated earnings (deficit)	(140,458)	(56,898)
Accumulated other comprehensive income (loss)	(8,522)	(9,100)

Total stockholder’s equity	661,979	692,974

Total liabilities and stockholder’s equity	$3,763,132	$2,559,326

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

In thousands	Quarter Ended July 5, 2014	Quarter Ended June 29, 2013	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Net sales	$1,267,582	$955,075	$2,343,051	$1,795,053
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,063,376	802,492	1,980,690	1,510,648
Selling, general and administrative expenses	204,003	137,312	381,313	272,825
Management fees	14,967	1,255	15,575	2,246
Transaction expenses	15,490	2,266	20,176	3,289

Operating income (loss)	(30,254)	11,750	(54,703)	6,045
Other income (expense):
Interest expense	(32,223)	(17,387)	(56,622)	(34,627)
Loss on extinguishment of debt	(17,113)	—	(17,113)	—
Other, net	3,752	(1,935)	1,950	(2,908)

Income (loss) from continuing operations before income taxes	(75,838)	(7,572)	(126,488)	(31,490)
Income tax provision (benefit)	(26,370)	(1,735)	(42,976)	(9,362)

Income (loss) from continuing operations	(49,468)	(5,837)	(83,512)	(22,128)
Income (loss) from discontinued operations, net of tax	(48)	—	(48)	—

Net income (loss)	$(49,516)	$(5,837)	$(83,560)	$(22,128)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of tax of $40, $34, $37, $77, respectively	$45	$52	$57	$119
Foreign currency translation	5,762	(5,431)	521	(7,242)

Other comprehensive income (loss)	5,807	(5,379)	578	(7,123)

Comprehensive income (loss)	$(43,709)	$(11,216)	$(82,982)	$(29,251)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholder’s Equity

(Unaudited)

In thousands, except share amounts	Total Stockholder’s Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income
		Shares	Amount
Balance, December 28, 2013	$692,974	1,000	$—	$758,972	$(56,898)	$(9,100)
Net income (loss)	(83,560)	—	—	—	(83,560)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	57	—	—	—	—	57
Foreign currency translation	521	—	—	—	—	521
Equity contribution	50,000			50,000
Stock-based compensation expense	1,987	—	—	1,987	—	—

Balance, July 5, 2014	$661,979	1,000	$—	$810,959	$(140,458)	$(8,522)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Cash flows from operating activities:
Net income (loss)	$(83,560)	$(22,128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations, net of tax	48	—
Loss on extinguishment of debt	17,113	—
Call premium and interest paid on redemption of Senior Secured Notes	(16,303)	—
Depreciation and amortization	66,013	51,140
Amortization of other assets	2,959	2,131
Provision (benefit) for deferred income taxes	(12,451)	(12,632)
Non-cash inventory step-up amortization	31,640	4,907
Provision for doubtful accounts	1,207	1,223
Stock-based compensation	1,987	1,452
Other, net	1,500	(868)
Change in operating assets and liabilities (excluding impact from acquisitions):
Accounts receivable	(38,303)	4,976
Inventories	(100,057)	(11,127)
Income tax receivable	(24,147)	644
Other current assets	(8,141)	2,931
Accounts payable and accrued expenses	(11,385)	6,364
Other, net	4,335	20

Net cash provided by (used in) continuing operating activities	(167,545)	29,033

Net cash provided by (used in) discontinued operations	350	—

Net cash provided by (used in) operating activities	(167,195)	29,033

Cash flows from investing activities:
Acquisitions, net of cash acquired	(822,166)	(64,844)
Purchase of property and equipment	(34,241)	(23,848)
Purchase of assets held for sale	(28)	(875)
Proceeds from sale of property and equipment	228	64
Proceeds from sale of assets held for sale	784	971

Net cash provided by (used in) continuing investing activities	(855,423)	(88,532)

Net cash provided by (used in) discontinued investing activities	—	—

Net cash provided by (used in) investing activities	(855,423)	(88,532)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,532,401	1,476,178
Repayments of revolving credit facility	(2,252,811)	(1,404,157)
Outstanding checks	9,208	(7,765)
Payments of deferred financing costs	(15,796)	(1,067)
Payments of other long-term debt	(3,057)	(189)
Payment for Senior Secured Notes redemption	(246,900)	—
Proceeds from issuance of long-term debt	940,313	—
Equity contribution	50,000	—

Net cash provided by (used in) continuing financing activities	1,013,358	63,000

Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	1,013,358	63,000

Effect of exchange rate changes on cash	1,033	(2,548)
Net increase (decrease) in cash and cash equivalents	(8,227)	953
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$27,533	$26,904

Supplemental disclosures of cash flow information:
Cash payments for interest	$58,025	$33,036
Cash payments (receipts) for taxes, net	$3,817	$2,464

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

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 5, 2014 and June 29, 2013 each contain operating results for 13 weeks. The six months ended July 5, 2014 contains 27 weeks while the six months ended June 29, 2013 contains 26 weeks. It should be noted that the Company and its recently acquired subsidiaries, Hercules, Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary, all as defined below, have different quarter-end reporting dates. Each of these acquired subsidiaries has a June 30 quarter-end reporting date. There were no significant changes to the business subsequent to their fiscal period ends that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter and six months ended July 5, 2014.

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

3.	Recent Accounting Pronouncements:

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning in fiscal year 2017 and, at that time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-08 will have on the Company’s consolidated financial statements and disclosures.

4.	Acquisitions:

2014 Acquisitions

On June 27, 2014, TriCan Tire Distributors Inc. (“TriCan”), an indirect wholly-owned subsidiary of Holdings, entered into and closed an Asset Purchase Agreement (the “Trail Tire Purchase Agreement”) with Trail Tire Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Trail Tire”) and the shareholders and principals of Trail Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada. The acquisition of Trail Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Trail Tire acquisition closed for aggregate cash consideration of approximately $20.8 million (the “Trail Tire Purchase Price”). The aggregate cash consideration was funded through borrowings under the Company’s existing ABL credit facility. The Trail Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Extreme Purchase Agreement”) with Extreme Wheel Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Extreme”), and the shareholder and principal of Extreme, pursuant to which TriCan agreed to acquire the wholesale distribution business of Extreme. Extreme is a wholesale distributor of wheels and related accessories in Canada. The acquisition of Extreme will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Extreme acquisition closed for aggregate cash consideration of approximately $6.5 million (the “Extreme Purchase Price”). The aggregate cash consideration was funded through borrowings under the Company’s existing ABL credit facility. The Extreme Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Kirks Tire Purchase Agreement”) with Kirks Tire Ltd., a corporation formed under the laws of the Province of Alberta (“Kirks Tire”), and the shareholders and principals of Kirks Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Kirks Tire. Kirks Tire is engaged in (i) the wholesale distribution of tires, tire parts, tire accessories and related equipment and (ii) the retail sale and installation of tires, tire parts, and tire accessories and the manufacturing and sale of retread tires. Kirks Tire’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. The acquisition of the wholesale distribution business of Kirks Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Kirks Tire acquisition closed for aggregate cash consideration of approximately $73.0 million (the “Kirks Tire Purchase Price”). The Kirks Tire Purchase Price was funded through borrowings under the Company’s existing ABL credit facility. The Kirks Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Edmonton Purchase Agreement”) with Regional Tire Distributors (Edmonton) Inc. (“RTD Edmonton”), a corporation formed under the laws of the Province of Alberta, and the shareholders and principals of RTD Edmonton, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Edmonton. RTD Edmonton is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The acquisition of RTD Edmonton will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Edmonton acquisition closed for aggregate cash consideration of approximately $31.9 million (the “RTD Edmonton Purchase Price”). The RTD Edmonton Purchase Price was funded through borrowings under the Company’s existing ABL credit facility. The RTD Edmonton Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Calgary Purchase Agreement”) with Regional Tire Distributors (Calgary) Inc. (“RTD Calgary”), a corporation formed under the laws of the Province of Alberta, and the shareholders and principals of RTD Calgary, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Calgary. RTD Calgary is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The acquisition of RTD Calgary will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Calgary acquisition closed for aggregate cash consideration of approximately $20.7 million (the “RTD Calgary Purchase Price”). The RTD Calgary Purchase Price was funded by borrowings under the Company’s existing ABL credit facility. The RTD Calgary Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). The Terry’s Tire Acquisition was completed pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on February 17, 2014 between ATDI and TTT Holdings, Inc., a Delaware corporation. Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire operated 10 distribution centers spanning from Virginia to Maine and in Ohio. The acquisition of Terry’s Tire will enhance the Company’s market position in these areas and aligns very well with their distribution centers, especially the new distribution centers opened by the Company over the past two years in the Northeast and Ohio.

The Terry’s Tire acquisition closed for an aggregate purchase price of approximately $372.7 million (the “Terry’s Tire Purchase Price”), consisting of cash consideration of approximately $358.0 million, contingent consideration of $12.5 million and non-cash consideration for debt assumed of $2.2 million. The cash consideration paid for the Terry’s Tire Acquisition included estimated working capital adjustments and a portion of consideration contingent on certain events achieved prior to closing. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment decreased the Terry’s Tire Purchase Price by $5.4 million to $372.7 million with a corresponding decrease to goodwill of $5.4 million. The Terry’s Tire Purchase Price was funded by a combination of borrowings under a new senior secured term loan facility, as more fully described in Note 9, and borrowings of approximately $72.5 million under Holdings’ existing U.S. ABL Facility. The Terry’s Tire Purchase Price is subject to certain post-closing adjustments, including but not limited to, working capital adjustments. Of the $358.0 million in cash consideration, $41.4 million is held in escrow pending the resolution of the post-closing adjustments and other escrow release conditions in accordance with the terms of the Stock Purchase Agreement and escrow agreement.

On January 31, 2014, pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”), among ATD Merger Sub II LLC (“Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Tire Holdings LLC, a Delaware limited liability company (“Hercules Holdings”), the equityholders of Hercules Holdings (each a “Seller” and, collectively the “Sellers”) and the Sellers’ Representative, Merger Sub merged with and into Hercules Holdings, with Hercules Holdings being the surviving entity (the “Merger”). As a result of the Merger, Hercules Holdings became an indirect 100% owned subsidiary of Holdings. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company, a Connecticut corporation (“Hercules”). Hercules Holdings has no material assets or operations other than its ownership of Hercules. Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States, 6 distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules brand, which is one of the most sought-after proprietary tire brands in the industry. The acquisition of Hercules will strengthen the Company’s presence in major markets such as California, Texas and Florida in addition to increasing its presence in Canada. Additionally, Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow the Company to capitalize on the growing import market, as well as, providing the ability to expand the international sales of the Hercules brand. Finally, this acquisition, will allow the Company to be a brand marketer of the Hercules brand which today has a 2% market share of the passenger and light truck market in North America and a 3% share of highway truck tires in North America.

The Merger closed for an aggregate purchase price of approximately $318.9 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $310.0 million, contingent consideration of $3.5 million and non-cash consideration for debt assumed of $5.4 million. The Hercules Closing Purchase Price includes an estimate for initial working capital adjustments. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger

Agreement. This adjustment decreased the Hercules Closing Purchase Price by $0.4 million to $318.9 million with a corresponding decrease to goodwill of $0.4 million. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Merger was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described in Note 9, an equity contribution of $50.0 million from Holdings’ indirect parent, as more fully described in Note 14 and borrowings under Holdings’ credit agreement, as more fully described in Note 9. The Hercules Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

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

The acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire and Hercules (collectively the “2014 Acquisitions”) were recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As of the date of these financial statements, the Company is in the process of finalizing intangible asset valuations as well as continuing to evaluate the initial purchase price allocation for each of the 2014 Acquisitions with the exception of Hercules. Accordingly, management has used its best estimates in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of each acquisition. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price for the 2014 Acquisitions, with the exception of Hercules, more accurately. As of July 5, 2014, the purchase price allocation for Hercules is final. The preliminary allocation of the purchase price for each of the 2014 Acquisitions is as follows:

In thousands	Terry’s Tire	Hercules	Trail Tire	Extreme	Kirks Tire	RTD Edmonton	RTD Calgary	Total
Cash	$7,431	$12,187	$—	$—	$—	$—	$—	$19,618
Accounts receivable	39,772	61,193	5,571	987	5,315	1,164	1,924	115,926
Inventory	92,445	153,644	6,587	1,320	5,929	2,622	5,911	268,458
Assets held for sale	5,819	—	—	—	—	—	—	5,819
Other current assets	2,222	5,064	—	—	—	—	—	7,286
Deferred income taxes	4,947	—	124	—	—	—	—	5,071
Property and equipment	7,072	29,970	323	32	—	6	556	37,959
Intangible assets	186,161	155,704	14,703	4,369	52,818	23,286	13,556	450,597
Other assets	289	—	—	—	—	—	—	289

Total assets acquired	346,158	417,762	27,308	6,708	64,062	27,078	21,947	911,023
Accounts payable	80,771	95,616	7,025	891	—	1,549	1,802	186,532
Accrued and other liabilities	3,904	6,154	—	—	—	—	—	11,180
Liabilities held for sale	319	—	—	—	—	—	—	319
Deferred income taxes	—	68,516	—	—	—	—	—	68,516
Other liabilities	—	2,325	468	—	47	—	—	2,840

Total liabilities assumed	84,994	172,611	7,493	891	47	1,549	1,802	269,387
Net assets acquired	261,164	245,151	19,815	5,817	64,015	25,529	20,145	641,636
Goodwill	111,492	73,708	948	685	8,975	6,382	526	202,716

Purchase price	$372,656	$318,859	$20,763	$6,502	$72,990	$31,911	$20,671	$844,352

The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill. The premium in the purchase price paid for the 2014 Acquisitions primarily reflects growth opportunities from expanding the Company’s distribution footprint into Western Canada and through the anticipated realization of operational and cost synergies. In addition, growth opportunities associated with the Hercules® brand also contributed to the premium in the purchase price paid for the Hercules acquisition.

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Terry’s Tire	Hercules	Trail Tire	Extreme	Kirks Tire	RTD Edmonton	RTD Calgary	Total
Customer list (1)	$185,776	$147,216	$14,703	$4,369	$52,818	$23,286	$13,556	$441,724
Tradenames (2)	—	8,488	—	—	—	—	—	8,488
Favorable leases (3)	385	—	—	—	—	—	—	385

Total	$186,161	$155,704	$14,703	$4,369	$52,818	$23,286	$13,556	$450,597

(1)	Estimated useful lives range from sixteen to eighteen years.
(2)	Estimated useful life is fifteen years
(3)	Estimated useful lives range from four to five years.

The Company utilized the excess earnings method, a derivation of the income approach, as well as the review of an independent third-party valuation report for certain acquisitions, to determine the fair value of the customer list intangible assets. The excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Based on the length and trend of projected cash flows, an estimated useful life of eighteen years was determined. The length of the projected cash flow period was determined by how quickly the customer relationships attrit based on the Company’s historical experience in renewing and extending similar customer relationships. As of the date of this report, the Company is in the process of obtaining third-party valuations for the fair value of the intangible assets acquired from Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary. Accordingly, the preliminary allocation for these acquisitions reflects management’s best estimate of fair value using the excess earnings method.

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets, including the allocation of purchase price, and the related liabilities of the commercial and retread businesses are classified as held for sale within the accompanying condensed consolidated balance sheet. As part of the preliminary purchase price allocation, the estimated fair value of the assets held for sale was $5.8 million, including $4.5 million in current assets, net property and equipment of $0.8 million and goodwill of $0.5 million. The estimated fair value of the liabilities held for sale was $0.3 million of which the entire amount related to current liabilities. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimate of the fair values related to these assets and liabilities.

The 2014 Acquisitions contributed net sales of approximately $265.5 million to the Company for the six months ended July 5, 2014. Net loss contributed by the 2014 Acquisitions during the six months ended July 5, 2014 was approximately $25.9 million which included non-cash amortization of the inventory step-up of $31.6 million and non-cash amortization expense on acquired intangible assets of $11.5 million.

2013 Acquisitions

On December 13, 2013, TriCan entered into a Share Purchase Agreement with Wholesale Tire Distributors Inc., a corporation formed under the laws of the Province of Ontario (“WTD”), Allan Bishop, an individual resident in the Province of Ontario (“Allan”) and The Bishop Company Inc., a corporation formed under the laws of the Province of Ontario (“BishopCo”) (Allan and BishopCo each, a “Seller” and collectively, the “Sellers”), pursuant to which TriCan agreed to acquire from the Sellers all of the issued and outstanding shares of WTD. WTD operated two distribution centers serving over 2,300 customers. The acquisition of WTD strengthened the Company’s market presence in the Southern Ontario region of Canada. The acquisition was completed on December 13, 2013 and was funded through cash on hand. The Company does not believe the acquisition of WTD is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

On August 30, 2013, the Company entered into a Stock Purchase Agreement with Tire Distributors, Inc. (“TDI”) to acquire 100% of the outstanding capital stock of TDI. TDI operated one distribution center serving over 1,700 customers across Maryland and northeastern Virginia. The acquisition was completed on August 30, 2013 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of TDI is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

The following unaudited pro forma supplementary data gives effect to the 2014 Acquisitions as if these transactions had occurred on December 30, 2012 (the first day of the Company’s 2013 fiscal year) and gives effect to the acquisition of RTD as if this transaction had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the 2014 Acquisitions and the RTD acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

	Pro Forma
In thousands	Quarter Ended July 5, 2014	Quarter Ended June 29, 2013	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Net sales	$1,304,618	$1,283,844	$2,552,328	$2,433,185
Income (loss) from continuing operations	(35,532)	(18,707)	(78,948)	(49,666)

The pro forma supplementary data for the quarters ended July 5, 2014 and June 29, 2013 includes $3.9 million and $11.1 million, respectively, as an increase to historical amortization expense as a result of acquired intangible assets while the six months ended July 5, 2014 and June 29, 2013 includes $13.1 million and $22.6 million, respectively. In addition, the pro forma supplementary data for the quarters ended July 5, 2014 and June 29, 2013 includes $1.3 million and $9.6 million, respectively, as an increase to historical interest expense as a result of the issuance of the additional Senior Subordinated Notes and the new senior secured term loan facility, as more fully described in Note 9, while the six months ended July 5, 2014 and June 29, 2013 includes $6.9 million and $19.7 million, respectively. For the quarter and six months ended July 5, 2014, the Company has included a reduction in non-recurring historical transaction expenses of $10.7 million and $42.9 million, respectively. These transaction expenses were incurred prior to the acquisition of Hercules and Terry’s Tire and they are directly related to the acquisitions and are non-recurring. Additionally, for the quarter and six months ended July 5, 2014, the Company has included a reduction in historical cost of goods sold of $12.5 million and $31.5 million, respectively. The reduction in cost of goods sold relates to the elimination of the non-cash amortization of the inventory step-up recorded in connection with the Hercules and Terry’s Tire acquisitions as this amortization is directly related to the acquisitions and non-recurring.

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

As a result of the TriCan acquisition in November 2012, the RTD, TDI and WTD acquisitions in fiscal 2013 and the 2014 Acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million, $0.2 million, $0.5 million, and $34.4 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value for each acquisition was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying condensed consolidated statements of comprehensive income (loss) for the quarter and six months ended July 5, 2014 was $12.5 million and $31.6 million, respectively, while amortization for the quarter and six months ended June 29, 2013 was $2.7 million and $4.9 million, respectively.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. During third quarter 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. During the quarter ended July 5, 2014, the Company received $0.4 million in cash for the sale of this facility.

As part of the Terry’s Tire acquisition, the Company acquired Terry’s Tire’s commercial and retread businesses. See Note 4 for additional information regarding this acquisition. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets and liabilities of the commercial and retread businesses are classified as held for sale within the accompanying condensed consolidated balance sheet. As of July 5, 2014, the carrying value of the assets held for sale for these businesses was $5.5 million, including $4.2 million in current assets, net property and equipment of $0.8 million and goodwill of $0.5 million.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, December 28, 2013	$504,333
Purchase accounting adjustments	128
Acquisitions	202,716
Currency translation	(1,043)

Balance, July 5, 2014	$706,134

At July 5, 2014, the Company has recorded goodwill of $706.1 million, of which approximately $125.7 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the TPG Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On June 27, 2014, TriCan completed its acquisition of the wholesale distribution businesses of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $0.9 million, $0.7 million, $9.0 million, $6.4 million and $0.5 million, respectively, as goodwill. See Note 4 for additional information.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire pursuant to a Stock Purchase Agreement entered into on February 17, 2014. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $111.5 million as goodwill. See Note 4 for additional information.

On January 31, 2014, the Company completed its acquisition of Hercules pursuant to an Agreement and Plan of Merger dated January 24, 2014. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased goodwill by $0.4 million to $73.7 million at July 5, 2014. See Note 4 for additional information.

On December 13, 2013, TriCan entered into a share Purchase Agreement to acquire all of the issued and outstanding common shares of WTD. The acquisition was funded through cash on hand. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During first quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This increased goodwill by $0.1 million to a total of $1.2 million at July 5, 2014. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at July 5, 2014 and December 28, 2013:

	July 5, 2014		December 28, 2013
In thousands	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$1,124,662	$272,779	$677,062	$226,614
Noncompete agreements	13,878	8,235	12,007	6,400
Favorable leases	1,074	210	688	119
Tradenames	19,026	4,935	10,531	3,754

Total finite-lived intangible assets	1,158,640	286,159	700,288	236,887
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$1,408,533	$286,159	$950,181	$236,887

At July 5, 2014, the Company had $1,122.4 million of intangible assets. The balance primarily relates to the TPG Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary, the Company allocated $14.7 million, $4.4 million, $52.8 million, $23.3 million and $13.6 million, respectively, to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the preliminary purchase price allocation of Terry’s Tire, the Company allocated $185.8 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $0.4 million to a favorable leases intangible asset with a useful life of five years. As part of the preliminary purchase price allocation of Hercules, the Company allocated $147.2 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $8.5 million to a finite-lived tradename with a useful life of fifteen years. As part of the purchase price allocation of WTD, the Company allocated $4.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years.

Intangible asset amortization expense was $27.7 million and $19.0 million for the quarters ended July 5, 2014 and June 29, 2013 respectively. For the six months ended July 5, 2014 and June 29, 2013, intangible asset amortization expense was $49.0 million and $36.6 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $59.5 million for the remaining six months of 2014 and approximately $126.2 million in 2015, $107.8 million in 2016, $93.2 million in 2017 and $79.9 million in 2018.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at July 5, 2014 and at December 28, 2013:

In thousands	July 5, 2014	December 28, 2013
U.S. ABL Facility	$641,639	$417,066
Canadian ABL Facility	53,165	36,424
U.S. FILO Facility	80,000	51,863
Canadian FILO Facility	10,266	—
Term Loan	717,693	—
Senior Secured Notes	—	248,219
Senior Subordinated Notes	421,361	200,000
Capital lease obligations	12,577	12,330
Other	7,596	1,098

Total debt	1,944,297	967,000
Less - Current maturities	(10,120)	(564)

Long-term debt	$1,934,177	$966,436

The fair value of the Senior Subordinated Notes was $431.5 million at July 5, 2014 and $212.0 million at December 28, 2013 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3) as there are no quoted prices in active markets for these notes. The fair value of the Term Loan was $718.1 million at July 5, 2014 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3). The discount rate used in the fair value analysis for the Term Loan was based on borrowing rates available to the Company for debt with the same remaining maturity.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, the Company entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017. During the six months ended July 5, 2014, the Company paid $0.7 million in debt issuance costs related to the ABL Facility and FILO Facility.

As of July 5, 2014, the Company had $641.6 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $10.0 million, leaving $198.4 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at July 5, 2014 was $53.1 million, leaving $70.8 million available for additional borrowings. As of July 5, 2014, the outstanding balance of the U.S. FILO Facility was $80.0 million and the outstanding balance of the Canadian FILO Facility was $10.3 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 200 basis points over an adjusted LIBOR rate or (b) 100 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR rate plus 100 basis points). The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 100 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 100 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 200 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 200 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 350 basis points over an adjusted LIBOR rate or (b) 250 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points. The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 250 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 250 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 350 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 350 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

All obligations under the U.S. ABL Facility and the U.S. FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility and the Canadian FILO Facility are unconditionally guaranteed by the U.S. loan parties, TriCan and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the U.S. FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility and the Canadian FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets of the U.S. loan parties and the Canadian loan parties and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. As of July 5, 2014, the Company was in compliance with these covenants. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of July 5, 2014, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

Senior Secured Term Loan

In connection with the acquisition of Terry’s Tire, on March 28, 2014, ATDI entered into a credit agreement that provided for a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “Initial Term Loan”). The Initial Term Loan was issued at a discount of 0.25% which, combined with certain debt issuance costs paid at closing, resulted in net proceeds of approximately $290.9 million. The Initial Term Loan will accrete based on an effective interest rate of 6% to an aggregate accreted value of $300.0 million, the full principal amount at maturity. The net proceeds from the Initial Term Loan were used to finance a portion of the Terry’s Tire Purchase Price.

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, until August 15, 2014 ATDI also has the right to borrow up to an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. The Company received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018. During the six months ended July 5, 2014, the Company paid $13.8 million in debt issuance cost related to the Term Loan.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either (a) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin of 475 basis points or (b) 375 basis points over an alternative base rate determined by reference of the higher of the federal funds rate plus 50 basis points, the prime rate and 100 basis points over the one month Eurodollar rate. The Eurodollar rate is subject to an interest rate floor of 100 basis points. The applicable margins under the Term Loan are subject to a step down based on a consolidated net leverage ratio, as defined in the agreement.

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

The Term Loan contains customary covenants, including covenants that restrict the Company’s ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of the Company’s business or change the Company’s fiscal year. The terms of the Term Loan generally restrict distributions or the payment of dividends in respect to the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning January 1, 2014 and other customary negotiated exceptions. As of July 5, 2014, the Company was in compliance with these covenants.

The Company is required to make principal payments equal to 0.25% of the aggregate principal amount outstanding under the Term Loan on the last business day of each March, June, September and December, commencing with the last business day of June 2014. In addition, subject to certain exceptions, the Company is required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

Senior Secured Notes

On May 16, 2014, ATDI delivered a Notice of Full Redemption, providing for the redemption of all $250.0 million aggregate principal amount of the 9.75% Senior Secured Notes (“Senior Secured Notes”) on June 16, 2014 (the “Redemption Date”) at a price equal to 104.875% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the Redemption Date (the “Redemption Price”). On June 16, 2014, using proceeds from the Incremental Term Loan, the Senior Secured Notes were redeemed for a Redemption Price of $263.2 million.

Senior Subordinated Notes

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Initial Subordinated Notes”). Interest on the Initial Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010.

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of an additional $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes” and, collectively with the Initial Subordinated Notes, the “Senior Subordinated Notes”). The Additional Subordinated Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $221.1 million. The Additional Subordinated Notes will accrete based on an effective interest rate of 12% to an aggregate accreted value of $225.0 million, the full principal amount at maturity. During the six months ended July 5, 2014, the Company paid $1.2 million in debt issuance cost related to the Additional Subordinated Notes.

The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes except the Additional Subordinated Notes will accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes are treated as a single class of securities for all purposes under the indenture. The Senior Subordinated Notes will mature on June 1, 2018.

The Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries. The terms of the Senior Subordinated Notes generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning April 4, 2010 and other customary negotiated exceptions. As of July 5, 2014, the Company was in compliance with these covenants.

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

The following tables present the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of July 5, 2014 and December 28, 2013:

		Liability Derivatives
In thousands	Balance Sheet Location	July 5, 2014	December 28, 2013
Derivatives not designated as hedges:
3Q 2011 swaps - $100 million notional	Accrued expenses	$547	$792
3Q 2012 swaps - $100 million notional	Accrued expenses	310	280
3Q 2013 swaps - $200 million notional	Accrued expenses	1,941	1,880

Total		$2,798	$2,952

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		(Gain) Loss Recognized
In thousands	Location of (Gain) Loss Recognized	Quarter Ended July 5, 2014	Quarter Ended June 29, 2013	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$—	$—	$(149)
3Q 2011 swaps - $100 million notional	Interest Expense	(158)	(246)	(245)	(402)
3Q 2012 swaps - $100 million notional	Interest Expense	(18)	(670)	30	(801)
3Q 2013 swaps - $200 million notional	Interest Expense	26	—	61	—

Total		$(150)	$(916)	$(154)	$(1,352)

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of July 5, 2014:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,530	$3,530	$—	$—

Total	$3,530	$3,530	$—	$—

Liabilities:
Contingent consideration	$16,000	$—	$—	$16,000
Derivative instruments	2,798	—	2,798	—

Total	$18,798	$—	$2,798	$16,000

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•	Benefit trust assets – These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•	Contingent consideration - As part of the preliminary purchase price allocation of Terry’s Tire and Hercules, the Company recorded $12.5 million and $3.5 million, respectively, in contingent consideration. The fair value was estimated using a discounted cash flow technique with significant inputs that are not observable, including discount rates and probability-weighted cash flows and represents management’s best estimate of the amounts to be paid. The contingent consideration includes $12.3 million related to the retention of certain key members of management as employees of the Company and $3.7 million related to securing the rights to continue to distribute certain tire brands previously distributed by Terry’s Tire and Hercules. The Company believes the probable outcome could range from approximately $8.0 million to $16.0 million. The recorded contingent consideration is included in Accrued Expenses in the condensed consolidated balance sheet as of July 5, 2014.

•	Derivative instruments - These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at July 5, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.

12.	Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718 - Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock awards.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on April 28, 2014 by the board of directors of the Company’s indirect parent, ATD Corporation, to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan from 52.1 million to 54.4 million. In addition to the increase in the maximum number of shares, on April 28, 2014, the board of directors of ATD Corporation approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 4.5 million shares of common stock, have an exercise price of $1.50 per share and vest over a two-year vesting period. As of July 5, 2014, the Company has 0.3 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 28, 2013	49,516,503	$1.02
Granted	4,528,833	1.50
Exercised	—	—
Cancelled	—	—

Outstanding - July 5, 2014	54,045,336	$1.06

Exercisable - July 5, 2014	34,080,079	$1.03

As of July 5, 2014, the aggregate intrinsic value of options outstanding and options exercisable was $23.7 million and $16.0 million, respectively. The aggregate intrinsic value is based on the estimated fair value of the Company’s common stock of $1.50 as of July 5, 2014. The total fair value of shares vested during the six months ended July 5, 2014 was $6.3 million. No options were exercised during the six months ended July 5, 2014.

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over two, three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at July 5, 2014 was 6.7 years and 6.5 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the two, three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At July 5, 2014, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $8.7 million and the weighted-average period over which this expense will be recognized is 0.9 years.

The weighted average fair value of stock options granted during the six months ended July 5, 2014 and June 29, 2013 was $0.68 and $0.54 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Risk-free interest rate	1.73%	1.38%
Dividend yield	—	—
Expected life	5.8 years	6.0 years
Volatility	46.49%	45.39%

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

Restricted Stock

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”), pursuant to which the indirect parent company will grant restricted stock to non-employee directors of the Company. These awards entitle the holder to receive one share of common stock for each restricted stock award granted. The 2010 Restricted Stock Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.2 million remain available at July 5, 2014 for future incentive awards. On April 28, 2014, the board of directors of ATD Corporation approved the issuance of restricted stock to the non-employee directors of the Company. The approved restricted stock awards were for the issuance of up to 0.1 million shares of common stock, have a grant date fair value of $1.50 per share and vest over a two-year vesting period.

The following table summarizes restricted stock activity under the 2010 Restricted Stock Plan for the six months ended July 5, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding and unvested at December 28, 2013	87,719	$1.14
Granted	133,333	1.50
Vested	(87,719)	1.14
Cancelled	—	—

Outstanding and unvested at July 5, 2014	133,333	$1.50

The fair value of each of the restricted stock awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At July 5, 2014, unrecognized compensation expense related to non-vested restricted stock awards granted under the 2010 Restricted Stock Plan totaled $0.2 million and the weighted-average period over which this expense will be recognized is 1.5 years.

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

In thousands	Quarter Ended July 5, 2014	Quarter Ended June 29, 2013	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Stock Options	$1,394	$753	$1,962	$1,379
Restricted Stock	25	31	25	73

Total	$1,419	$784	$1,987	$1,452

13.	Income Taxes:

The tax provision for the six months ended July 5, 2014, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the six months ended July 5, 2014, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the six months ended July 5, 2014, the Company had an income tax benefit of $43.0 million, consisting of a $41.0 million U.S. tax benefit and a $2.0 million foreign tax benefit, and an effective tax benefit rate under the discrete method of 34.0%. For the six months ended June 29, 2013, the Company had an income tax benefit of $9.4 million, consisting of a $7.4 million U.S. tax benefit and a $2.0 million foreign tax benefit, and an effective tax benefit rate of 29.7%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate and non-deductible transaction costs which lowered the effective tax rate by 0.5% and 0.5%, respectively.

At July 5, 2014, the Company has a net deferred tax liability of $302.4 million, of which, $18.9 million was recorded as a current deferred tax asset and $321.3 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the TPG Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries.

At July 5, 2014, the Company had unrecognized tax benefits of $0.6 million, of which $0.6 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $0.1 million as of July 5, 2014. In addition, $0.5 million is related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

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

On January 31, 2014, TPG and certain co-investors contributed $50.0 million through the purchase of 33.3 million shares of common stock in Holdings indirect parent company, ATD Corporation. The proceeds from this equity contribution were used to fund a portion of the Hercules Closing Purchase Price. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

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

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of July 5, 2014, the Company’s total obligations are $1.6 million extending over five years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $1.4 million. A provision has been made for the net present value of the estimated shortfall.

16.	Discontinued Operations:

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets and liabilities of the commercial and retread businesses are classified as held for sale within the accompanying condensed consolidated balance sheet. As of July 5, 2014, the amount classified as assets held for sale was $5.5 million, consisting of $4.2 million in current assets, net property and equipment of $0.8 million and goodwill of $0.5 million. The amount classified as liabilities held for sale was $0.4 million as of July 5, 2014 of which the entire amount related to current liabilities.

The Company has reflected the results of Terry’s Tire’s commercial and retread businesses as discontinued operations in the accompanying condensed consolidated statement of comprehensive income (loss) for the quarter and six months ended July 5, 2014. The components of income (loss) from discontinued operations, net of tax for the quarter and six months ended July 5, 2014 were as follows:

In thousands	Quarter Ended July 5, 2014	Six Months Ended July 5, 2014
Net sales	$5,418	$5,418

Income (loss) from operations before income taxes	$(74)	$(74)
Income tax provision (benefit)	(26)	(26)

Income (loss) from discontinued operations, net of tax	$(48)	$(48)

17.	Subsequent Event:

On July 31, 2014, the Company completed a transaction to sell the commercial and retread businesses acquired as part of the Terry’s Tire acquisition for a purchase price of approximately $3.9 million.

18.	Subsidiary Guarantor Financial Information:

ATDI is the issuer of $425.0 million in aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, Am-Pac, Tire Wholesalers, Inc. (“Tire Wholesalers”), Terry’s Tire and by the U.S. operations of Hercules. ATDI is a direct 100% owned subsidiary of Holdings and Am-Pac, Tire Wholesales, Terry’s Tire and Hercules are indirect 100% owned subsidiaries of Holdings. None of the Company’s other subsidiaries guarantees the Senior Subordinated Notes. The guarantees can be released in certain customary circumstances.

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

At the beginning of fiscal 2014, the Company merged a subsidiary that previously was a non-guarantor of the Senior Subordinated Notes, Tire Distributors, Inc., into ATDI. As a result of this merger, the consolidating balance sheet as of December 28, 2013 has been retroactively adjusted to reflect the post-merger legal entity structure. Terry’s Tire and Hercules’ U.S. subsidiary became guarantors of the Senior Subordinated Notes in the first quarter of 2014.

The condensed consolidating financial information for the Company is as follows:

	As of July 5, 2014
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,129	$9,153	$2,251	$—	$27,533
Accounts receivable, net	—	333,561	56,555	67,444	—	457,560
Inventories	—	825,677	123,181	160,748	—	1,109,606
Assets held for sale	—	—	4,637	892	—	5,529
Income tax receivable	—	20,344	441	3,823	—	24,608
Intercompany receivables	95,051	—	184,796	—	(279,847)	—
Other current assets	—	35,424	15,215	3,394	—	54,033

Total current assets	95,051	1,231,135	393,978	238,552	(279,847)	1,678,869

Property and equipment, net	—	156,141	33,460	13,155	—	202,756
Goodwill and other intangible assets, net	418,592	639,201	510,512	260,203	—	1,828,508
Investment in subsidiaries	148,336	997,559	56,926	—	(1,202,821)	—
Other assets	—	51,781	423	795	—	52,999

Total assets	$661,979	$3,075,817	$995,299	$512,705	$(1,482,668)	$3,763,132

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$544,326	$130,764	$64,616	$—	$739,706
Accrued expenses	—	50,290	14,897	6,606	—	71,793
Liabilities held for sale	—	—	—	426	—	426
Current maturities of long-term debt	—	7,735	2,385	—	—	10,120
Intercompany payables	—	209,653	—	70,194	(279,847)	—

Total current liabilities	—	812,004	148,046	141,842	(279,847)	822,045

Long-term debt	—	1,866,089	4,657	63,431	—	1,934,177
Deferred income taxes	—	235,085	65,032	21,155	—	321,272
Other liabilities	—	14,303	4,211	5,145	—	23,659
Stockholder’s equity:
Intercompany investment	—	280,622	803,373	316,771	(1,400,766)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	810,959	16,694	—	—	(16,694)	810,959
Accumulated earnings (deficit)	(140,458)	(140,458)	(30,091)	(26,687)	197,236	(140,458)
Accumulated other comprehensive income (loss)	(8,522)	(8,522)	71	(8,952)	17,403	(8,522)

Total stockholder’s equity	661,979	148,336	773,353	281,132	(1,202,821)	661,979

Total liabilities and stockholder’s equity	$661,979	$3,075,817	$995,299	$512,705	$(1,482,668)	$3,763,132

	As of December 28, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$22,352	$—	$13,408	$—	$35,760
Accounts receivable, net	—	265,551	—	39,696	—	305,247
Inventories	—	714,235	—	58,498	—	772,733
Assets held for sale	—	910	—	—	—	910
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	45,052	—	60,188	12,086	(117,326)	—
Other current assets	—	24,495	4,877	6,031	—	35,403

Total current assets	45,052	1,027,912	65,065	129,719	(117,326)	1,150,422

Property and equipment, net	—	140,712	343	6,801	—	147,856
Goodwill and other intangible assets, net	418,592	667,996	1,450	129,589	—	1,217,627
Investment in subsidiaries	229,330	196,624	—	—	(425,954)	—
Other assets	—	42,468	308	645	—	43,421

Total assets	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$527,080	$2,255	$34,356	$—	$563,691
Accrued expenses	—	43,375	48	4,300	—	47,723
Current maturities of long-term debt	—	558	6	—	—	564
Intercompany payables	—	85,172	1,110	31,044	(117,326)	—

Total current liabilities	—	656,185	3,419	69,700	(117,326)	611,978

Long-term debt	—	930,012	3	36,421	—	966,436
Deferred income taxes	—	246,897	587	23,092	—	270,576
Other liabilities	—	13,288	18	4,056	—	17,362
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	160,253	(505,810)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	758,972	14,706	—	—	(14,706)	758,972
Accumulated earnings (deficit)	(56,898)	(56,898)	(1,796)	(17,294)	75,988	(56,898)
Accumulated other comprehensive income (loss)	(9,100)	(9,100)	—	(9,474)	18,574	(9,100)

Total stockholder’s equity	692,974	229,330	63,139	133,485	(425,954)	692,974

Total liabilities and stockholder’s equity	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Condensed consolidating statements of comprehensive income (loss) for the quarters ended July 5, 2014 and June 29, 2013 are as follows:

	For the Quarter Ended July 5, 2014
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$979,873	$156,512	$131,197	$—	$1,267,582
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	817,104	140,615	105,657	—	1,063,376
Selling, general and administrative expenses	—	144,810	34,284	24,909	—	204,003
Management fees	—	14,967	—	—	—	14,967
Transaction expenses	—	4,502	7,766	3,222	—	15,490

Operating income (loss)	—	(1,510)	(26,153)	(2,591)	—	(30,254)
Other (expense) income:
Interest expense	—	(30,752)	(642)	(829)	—	(32,223)
Loss on extinguishment of debt	—	(17,113)	—	—	—	(17,113)
Other, net	—	39	512	3,201	—	3,752
Equity earnings of subsidiaries	(49,516)	(17,243)	2,480	—	64,279	—

Income (loss) from continuing operations before income taxes	(49,516)	(66,579)	(23,803)	(219)	64,279	(75,838)
Income tax provision (benefit)	—	(17,063)	(9,127)	(180)	—	(26,370)

Income (loss) from continuing operations	(49,516)	(49,516)	(14,676)	(39)	64,279	(49,468)
Income (loss) from discontinued operations	—	—	142	(190)	—	(48)

Net income (loss)	$(49,516)	$(49,516)	$(14,534)	$(229)	$64,279	$(49,516)

Comprehensive income (loss)	$(43,709)	$(49,471)	$(14,464)	$5,534	$58,401	$(43,709)

	For the Quarter Ended June 29, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$883,742	$3	$71,330	$—	$955,075
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	741,707	—	60,785	—	802,492
Selling, general and administrative expenses	—	122,869	366	14,077	—	137,312
Management fees	—	1,255	—	—	—	1,255
Transaction expenses	—	1,853	—	413	—	2,266

Operating income (loss)	—	16,058	(363)	(3,945)	—	11,750
Other (expense) income:
Interest expense	—	(16,982)	(33)	(372)	—	(17,387)
Other, net	—	(1,314)	2	(623)	—	(1,935)
Equity earnings of subsidiaries	(5,837)	(3,864)	—	—	9,701	—

Income (loss) from operations before income taxes	(5,837)	(6,102)	(394)	(4,940)	9,701	(7,572)
Income tax provision (benefit)	—	(265)	(116)	(1,354)	—	(1,735)

Net income (loss)	$(5,837)	$(5,837)	$(278)	$(3,586)	$9,701	$(5,837)

Comprehensive income (loss)	$(11,216)	$(11,216)	$(278)	$(9,017)	$20,511	$(11,216)

Condensed consolidating statements of comprehensive income (loss) for the six months ended July 5, 2014 and June 29, 2013 are as follows:

	For the Six Months Ended July 5, 2014
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,908,499	$228,303	$206,249	$—	$2,343,051
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,593,999	219,598	167,093	—	1,980,690
Selling, general and administrative expenses	—	284,817	47,482	49,014	—	381,313
Management fees	—	15,575	—	—	—	15,575
Transaction expenses	—	8,100	7,766	4,310	—	20,176

Operating income (loss)	—	6,008	(46,543)	(14,168)	—	(54,703)
Other (expense) income:
Interest expense	—	(54,326)	(867)	(1,429)	—	(56,622)
Loss on extinguishment of debt		(17,113)	—	—	—	(17,113)
Other, net	—	(975)	414	2,511	—	1,950
Equity earnings of subsidiaries	(83,560)	(40,045)	2,357	—	121,248	—

Income (loss) from continuing operations before income taxes	(83,560)	(106,451)	(44,639)	(13,086)	121,248	(126,488)
Income tax provision (benefit)	—	(22,891)	(16,202)	(3,883)	—	(42,976)

Income (loss) from continuing operations	(83,560)	(83,560)	(28,437)	(9,203)	121,248	(83,512)
Income (loss) from discontinued operations	—	—	142	(190)	—	(48)

Net income (loss)	$(83,560)	$(83,560)	$(28,295)	$(9,393)	$121,248	$(83,560)

Comprehensive income (loss)	$(82,982)	$(88,744)	$(28,224)	$(8,942)	$125,910	$(82,982)

	For the Six Months Ended June 29, 2013
In thousands	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,696,751	$3	$98,299	$—	$1,795,053
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	1,424,933	—	85,715	—	1,510,648
Selling, general and administrative expenses	—	250,152	602	22,071	—	272,825
Management fees	—	2,246	—	—	—	2,246
Transaction expenses	—	2,841	—	448	—	3,289

Operating income (loss)	—	16,579	(599)	(9,935)	—	6,045
Other (expense) income:
Interest expense	—	(33,985)	(33)	(609)	—	(34,627)
Other, net	—	(2,024)	2	(886)	—	(2,908)
Equity earnings of subsidiaries	(22,128)	(8,698)	—	—	30,826	—

Income (loss) from operations before income taxes	(22,128)	(28,128)	(630)	(11,430)	30,826	(31,490)
Income tax provision (benefit)	—	(6,000)	(194)	(3,168)	—	(9,362)

Net income (loss)	$(22,128)	$(22,128)	$(436)	$(8,262)	$30,826	$(22,128)

Comprehensive income (loss)	$(29,251)	$(29,251)	$(436)	$(15,504)	$45,191	$(29,251)

Condensed consolidating statements of cash flows for the six months ended July 5, 2014 and June 29, 2013 are as follows:

In thousands	For the Six Months Ended July 5, 2014
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(50,000)	$(232,032)	$(2,371)	$116,858	$—	$(167,545)

Net cash provided by (used in) discontinued operations	—	—	161	189	—	350

Net cash provided by (used in) operations	(50,000)	(232,032)	(2,210)	117,047	—	(167,195)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(683,938)	13,647	(151,875)	—	(822,166)
Purchase of property and equipment	—	(29,015)	(1,206)	(4,020)	—	(34,241)
Purchase of assets held for sale	—	(28)	—	—	—	(28)
Proceeds from sale of property and equipment	—	71	89	68	—	228
Proceeds from disposal of assets held for sale	—	784	—	—	—	784

Net cash provided by (used in) continuing investing activities	—	(712,126)	12,530	(155,827)	—	(855,423)

Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(712,126)	12,530	(155,827)	—	(855,423)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,482,364	—	50,037	—	2,532,401
Repayments of revolving credit facility	—	(2,229,654)	—	(23,157)	—	(2,252,811)
Outstanding checks	—	9,208	—	—	—	9,208
Payments of other long-term debt	—	(1,890)	(1,167)	—	—	(3,057)
Payments of deferred financing costs	—	(15,506)	—	(290)	—	(15,796)
Payment for Senior Secured Notes redemption	—	(246,900)	—	—	—	(246,900)
Proceeds from issuance of long-term debt	—	940,313	—	—	—	940,313
Equity contribution	50,000	—	—	—	—	50,000

Net cash provided by (used in) continuing financing activities	50,000	937,935	(1,167)	26,590	—	1,013,358

Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	50,000	937,935	(1,167)	26,590	—	1,013,358

Effect of exchange rate changes on cash	—	—	—	1,033		1,033

Net increase (decrease) in cash and cash equivalents	—	(6,223)	9,153	(11,157)	—	(8,227)
Cash and cash equivalents - beginning of period	—	22,352	—	13,408	—	35,760

Cash and cash equivalents - end of period	$—	$16,129	$9,153	$2,251	$—	$27,533

In thousands	For the Six Months Ended June 29, 2013
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$(24,411)	$4	$53,440	$—	$29,033

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	3,384	—	(68,228)	—	(64,844)
Purchase of property and equipment	—	(22,834)	—	(1,014)	—	(23,848)
Purchase of assets held for sale	—	(875)	—	—	—	(875)
Proceeds from sale of property and equipment	—	46	—	18	—	64
Proceeds from disposal of assets held for sale	—	971	—	—	—	971

Net cash provided by (used in) investing activities	—	(19,308)	—	(69,224)	—	(88,532)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	1,441,136	—	35,042	—	1,476,178
Repayments of revolving credit facility	—	(1,384,162)	—	(19,995)	—	(1,404,157)
Outstanding checks	—	(7,765)	—	—	—	(7,765)
Payments of other long-term debt	—	(185)	(4)	—	—	(189)
Payments of deferred financing costs	—	(597)	—	(470)	—	(1,067)

Net cash provided by (used in) financing activities	—	48,427	(4)	14,577	—	63,000

Effect of exchange rate changes on cash	—	—	—	(2,548)		(2,548)

Net increase (decrease) in cash and cash equivalents	—	4,708	—	(3,755)	—	953
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$17,054	$—	$9,850	$—	$26,904

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

Company Overview

We are the largest distributor of replacement tires in North America based on dollar amount of wholesale sales and number of warehouses. We provide a wide range of products and value-added services to customers in each of the key market channels to enable tire retailers to more effectively service and grow sales to consumers. Through our network of more than 140 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing more than 40,000 SKUs to approximately 80,000 customers (approximately 73,000 in the Unites States. and 7,000 in Canada). We estimate that as of our year-ending December 28, 2013, our share of the replacement passenger and light truck tire market in the U.S. is approximately 10%, up from approximately 1% in 1996. Our estimated share of the replacement passenger and light truck tire market in Canada as of our year-ending December 28, 2013, is approximately 12%.

We serve a highly diversified customer base across multiple channels, comprised of local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We have a significant market presence in a number of these key market channels and we believe that we are the only replacement tire distributor in North America that services each of these key market channels. During fiscal 2013, our largest customer and top ten customers accounted for 3.1% and 11.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and have maintained relationships with our top 20 customers that exceed a decade on average.

We believe we distribute one of the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers, and through our acquisition of The Hercules Tire & Rubber Company we also own and market our proprietary Hercules® brand, the number one private brand in North America in 2013 based on unit sales. In addition, we sell custom wheels and accessories and related tire supplies and tools. Our revenues are primarily generated from sales of passenger car and light truck tires, which represented 81.6% of our net sales for the six months ended July 5, 2014. The remainder of our net sales is derived from other tire sales (15.9%), custom wheels (1.7%) and tire supplies, tools and other products (0.8%). We believe that our large and diverse product offering allows us to penetrate the replacement tire market across a broad range of price points.

Industry Overview

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are subject to changes in consumer confidence and economic conditions. As a result, tire consumers may opt to temporarily defer replacement tire purchases or purchase less costly brand tires during challenging economic periods when macroeconomic factors such as unemployment, high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2013, U.S. replacement tire unit shipments increased by an average of approximately 3% per year. We believe that we are experiencing the beginning of a recovery after a prolonged downturn, which began in 2008 for the replacement tire market. Replacement tire unit shipments were up 4.4% in the United States and 0.7% in Canada in 2013 as compared to 2012, as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven impacted the U.S. and Canadian replacement tire market favorably. The Rubber Manufacturers Association (“RMA”) projects that replacement tire shipments will increase by approximately 2% in the United States in 2014 as compared to 2013, as demand drivers continue to strengthen.

Going forward, we believe that long-term growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

•	increases in the number and average age of passenger cars and light trucks;

•	increases in the number of miles driven;

•	increases in the number of licensed drivers as the U.S. and Canadian population continues to grow;

•	increases in the number of replacement tire SKUs;

•	growth of the high performance tire segment; and

•	shortening tire replacement cycles due to changes in product mix that increasingly favor high performance tires, which have shorter average lives.

Recent Developments

Acquisitions and Expansion

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010, we opened new distribution centers in 23 locations throughout the contiguous United States. We expect to continue to evaluate additional geographic markets during the remainder of 2014 and beyond.

On June 27, 2014, TriCan Tire Distributors Inc. (“TriCan”) entered into and closed an Asset Purchase Agreement (the “Trail Tire Purchase Agreement”) with Trail Tire Distributors Ltd. and the shareholders and principals of Trail Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada. The acquisition of Trail Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Trail Tire acquisition closed for aggregate cash consideration of approximately $20.8 million (the “Trail Tire Purchase Price”). The aggregate cash consideration was funded through borrowings under our existing ABL credit facility. The Trail Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Extreme Purchase Agreement”) with Extreme Wheel Distributors Ltd. (“Extreme”) and the shareholder and principal of Extreme, pursuant to which TriCan agreed to acquire the wholesale distribution business of Extreme. Extreme is a wholesale distributor of wheels and related accessories in Canada. The acquisition of Extreme will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Extreme acquisition closed for aggregate cash consideration of approximately $6.5 million (the “Extreme Purchase Price”). The aggregate cash consideration was funded through borrowings under our existing ABL credit facility. The Extreme Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Kirks Tire Purchase Agreement”) with Kirks Tire Ltd. (“Kirks Tire”), and the shareholders and principals of Kirks Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Kirks Tire. Kirks Tire is engaged in (i) the wholesale distribution of tires, tire parts, tire accessories and related equipment and (ii) the retail sale and installation of tires, tire parts, and tire accessories and the manufacturing and sale of retread tires. Kirks Tire’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. The acquisition of Kirks Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Kirks Tire acquisition closed for aggregate cash consideration of approximately $73.0 million (the “Kirks Tire Purchase Price”). The Kirks Tire Purchase Price was funded through borrowings under our existing ABL credit facility. The Kirks Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Edmonton Purchase Agreement”) with Regional Tire Distributors (Edmonton) Inc. (“RTD Edmonton”) and the shareholders and principals of RTD Edmonton, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Edmonton. RTD Edmonton is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The acquisition of RTD Edmonton will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Edmonton acquisition closed for aggregate cash consideration of approximately $31.9 million (the “RTD Edmonton Purchase Price”). The RTD Edmonton Purchase Price was funded through borrowings under our existing ABL credit facility. The RTD Edmonton Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Calgary Purchase Agreement”) with Regional Tire Distributors (Calgary) Inc. (“RTD Calgary”) and the shareholders and principals of RTD Calgary, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Calgary. RTD Calgary is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The acquisition of RTD Calgary will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Calgary acquisition closed for aggregate cash consideration of approximately $20.7 million (the “RTD Calgary Purchase Price”). The RTD Calgary Purchase Price was funded by borrowings under our existing ABL credit facility. The RTD Calgary Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

On March 28, 2014, we completed the acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire operated 10 distribution centers spanning from Virginia to Maine and in Ohio. We believe the acquisition of Terry’s Tire will enhance our market position in these areas and aligns very well with our distribution centers, especially our new distribution centers that we opened over the past two years in the Northeast and Ohio.

The Terry’s Tire acquisition closed for an aggregate purchase price of approximately $372.7 million (the “Terry’s Tire Purchase Price”), consisting of cash consideration of approximately $358.0 million, contingent consideration of $12.5 million and non-cash consideration for debt assumed of $2.2 million. The cash consideration paid for the Terry’s Tire Acquisition included estimated working capital adjustments and a portion of consideration contingent on certain events achieved prior to closing. During second quarter 2014, we finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment decreased the Terry’s Tire Purchase Price by $5.4 million to $372.7 million. The Terry’s Tire Purchase Price was funded by a combination of borrowings under a new senior secured term loan facility, as more fully described under Liquidity and Capital Resources, and borrowings of approximately $72.5 million under Holdings’ existing U.S. ABL Facility. The Terry’s Tire Purchase Price is subject to certain post-closing adjustments, including but not limited to, working capital adjustments.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holdings”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”). Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing, and selling replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States., six distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules® brand, which is one of the most sought-after proprietary tire brands in the industry. We believe the acquisition of Hercules will strengthen our presence in major markets such as California, Texas and Florida in addition to increasing our presence in Canada. Additionally, Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow us to capitalize on the growing import market, as well as, provide the ability to expand the international sales of the Hercules® brand, which in 2013 had a 2% market share of the passenger and light truck market in North America and a 3% market share of highway truck tires in North America.

The Hercules acquisition closed for an aggregate purchase price of approximately $318.9 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $310.0 million, contingent consideration of $3.5 million and non-cash consideration for debt assumed of $5.4 million. The Hercules Closing Purchase Price also includes an estimate for initial working capital adjustments. During second quarter 2014, we finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased the Hercules Closing Purchase Price by $0.4 million to $318.9 million. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Hercules acquisition was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described under Liquidity and Capital Resources, an equity contribution of $50.0 million from Holdings’ indirect parent and borrowings under Holdings’ credit agreement, as more fully described under Liquidity and Capital Resources The Hercules Closing Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments.

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

Credit Agreement Amendment

In addition, on June 16, 2014, we amended our credit agreement relating to our senior secured term loan facility to borrow an additional $340 million on the same terms as our existing Term Loan (as defined below). Pursuant to the amendment, until August 15, 2014, we also have the right to borrow up to an additional $80 million on the same terms as our existing Term Loan. The proceeds from these additional borrowings were or will be used to redeem all amounts outstanding under our Senior Secured Notes (as defined below) and pay related fees and expenses, as well as for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 5, 2014 and June 29, 2013 each contain operating results for 13 weeks. The six months ended July 5, 2014 contains 27 weeks while the six months ended June 29, 2013 contains 26 weeks. It should be noted that our quarter-end reporting dates are different from our recently acquired subsidiaries. Hercules, Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary all have calendar quarter-end reporting dates with their second quarter of 2014 ending on June 30. There were no significant changes to the business subsequent to their fiscal period ends that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter ended July 5, 2014.

Quarter Ended July 5, 2014 Compared to the Quarter Ended June 29, 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Quarter Ended	Quarter Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	July 5, 2014	June 29, 2013	Favorable (unfavorable)	Favorable (unfavorable)	July 5, 2014	June 29, 2013
Net sales	$1,267,582	$955,075	$312,507	32.7%	100.0%	100.0%
Cost of goods sold	1,063,376	802,492	(260,884)	(32.5%)	83.9%	84.0%
Selling, general and administrative expenses	204,003	137,312	(66,691)	(48.6%)	16.1%	14.4%
Management fees	14,967	1,255	(13,712)	(1,092.6%)	1.2%	0.1%
Transaction expenses	15,490	2,266	(13,224)	(583.6%)	1.2%	0.2%

Operating income (loss)	(30,254)	11,750	(42,004)	357.5%	(2.4%)	1.2%
Other income (expense):
Interest expense	(32,223)	(17,387)	(14,836)	(85.3%)	(2.5%)	(1.8%)
Loss on extinguishment of debt	(17,113)	—	(17,113)	100.0%	(1.4%)	0.0%
Other, net	3,752	(1,935)	5,687	293.9%	0.3%	(0.2%)

Income (loss) from continuing operations before income taxes	(75,838)	(7,572)	(68,266)	(901.6%)	(6.0%)	(0.8%)
Provision (benefit) for income taxes	(26,370)	(1,735)	(24,635)	(1,419.9%)	(2.1%)	(0.2%)

Income (loss) from continuing operations	(49,468)	(5,837)	(43,631)	(747.5%)	(3.9%)	(0.6%)
Income (loss) from discontinued operations, net of tax	(48)	—	(48)	100.0%	(0.0%)	0.0%

Net income (loss)	$(49,516)	$(5,837)	$(43,679)	(748.3%)	(3.9%)	(0.6%)

Net Sales

Net sales for the quarter ended July 5, 2014 were $1,267.6 million, a $312.5 million, or 32.7%, increase, as compared with the quarter ended June 29, 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules and Terry’s Tire and our 2013 acquisitions of Wholesale Tire Distributors (“WTD”), Tire Distributors, Inc. (“TDI”) and Regional Tire Distributors Inc. (“RTD”). These growth initiatives added $296.8 million of incremental sales in the second quarter of 2014. In addition, we experienced an increase in comparable tire unit sales of $35.5 million primarily driven by an overall stronger sales unit environment. However, these increases were partially offset by lower net tire pricing of $16.8 million, primarily driven by manufacturer marketing specials, competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for the quarter ended July 5, 2014 were $1,063.4 million, a $260.9 million, or 32.5%, increase, as compared with the quarter ended June 29, 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. These growth initiatives added $263.6 million of incremental costs in the second quarter of 2014. Cost of goods sold for the quarter ended July 5, 2014 also includes $12.5 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisition of Terry’s Tire as compared to $2.7 million during the quarter ended June 29, 2013. In addition, an overall stronger sales unit environment increased cost of goods sold by $12.0 million. These increases were partially offset by lower net tire pricing of $15.1 million.

Cost of goods sold as a percentage of net sales was 83.9% for the quarter ended July 5, 2014, a slight decrease compared with 84.0% for the quarter ended June 29, 2013. The decrease in cost of goods sold as a percentage of net sales was primarily driven by the margin contribution of the Hercules brand, a lower level of manufacturer price repositioning this year as compared to the prior year, and an incremental benefit from manufacturer programs during the current year. This decrease was partially offset by the non-cash amortization of the $12.5 million inventory step-up recorded in connection with the Terry’s Tire acquisition, which had a 1.0% impact on cost of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended July 5, 2014 were $204.0 million, a $66.7 million, or 48.6%, increase as compared with the quarter ended June 29, 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. Combined, these factors added $52.0 million of incremental costs to the second quarter of 2014. In addition, we also experienced a $9.2 million increase in salaries and wage expense primarily related to higher sales volume and related headcount as well as higher incentive and commission compensation. Additionally, occupancy & vehicle expense increased $1.3 million due to higher cost as we expanded several of our distribution centers to better service our existing customers.

Selling, general and administrative expenses as a percentage of net sales were 16.1% for the quarter ended July 5, 2014; an increase compared with 14.4% for the quarter ended June 29, 2013. The increase in selling, general and administrative expenses as a percentage of net sales were primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers, as our consolidation of the Hercules distribution centers will not be finalized until the latter part of the third quarter and the consolidation of the Terry’s Tire’s distribution centers did not commence until the latter part of second quarter and will extend thru the latter part of the third quarter. In addition, higher depreciation and amortization expense between periods resulted in a 0.2% increase in selling, general and administrative expenses as a percentage of net sales.

Management fees

Management fees for the quarter ended July 5, 2014 of $15.0 million represents a monitoring fee paid to our Sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors. In addition, the quarter ended July 5, 2014 includes a $13.5 million fee paid to TPG in connection with the acquisition of Terry’s Tire and Hercules.

Transaction Expenses

Transaction expenses for the quarter ended July 5, 2014 were $15.5 million and were primarily related to costs associated with our acquisitions of Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended June 29, 2013, transaction expenses of $2.3 million primarily related to costs associated with our acquisition of RTD in April 2013 and TriCan Tire Distributors (“TriCan”) in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the quarter ended July 5, 2014 was $32.2 million, a $14.8 million, or 85.3%, increase, compared with the quarter ended June 29, 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our 2014 acquisitions and the redemption of our Senior Secured Notes. In addition, changes in the fair value of our interest rate swaps resulted in a $0.8 million increase in interest expense.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the quarter ended July 5, 2014 of $17.1 million related to the early redemption of all $250.0 million aggregate principal amount of our 9.75% Senior Secured Notes on June 16, 2014 at a redemption price of 104.875% of the principal amount. Additionally, the loss on extinguishment of debt includes approximately $4.9 million related to the write-off of the unamortized original issuance discount and unamortized deferred financing fees associated with the Senior Secured Notes.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended July 5, 2014 was $26.4 million, based on pre-tax loss of $75.8 million; our effective tax rate under the discrete method was 34.8%. For the quarter ended June 29, 2013, our income tax benefit was $1.7 million, based on a pre-tax loss of $7.6 million; our effective tax rate was 22.9%.

Six Months Ended July 5, 2014 Compared to the Six Months Ended June 29, 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Six Months Ended	Six Months Ended	Period Over Period Change	Period Over Period % Change	Percentage of Net Sales For the Respective Period Ended
In thousands	July 5, 2014	June 29, 2013	Favorable (unfavorable)	Favorable (unfavorable)	July 5, 2014	June 29, 2013
Net sales	$2,343,051	$1,795,053	$547,998	30.5%	100.0%	100.0%
Cost of goods sold	1,980,690	1,510,648	(470,042)	(31.1%)	84.5%	84.2%
Selling, general and administrative expenses	381,313	272,825	(108,488)	(39.8%)	16.3%	15.2%
Management fees	15,575	2,246	(13,329)	(593.5%)	0.7%	0.1%
Transaction expenses	20,176	3,289	(16,887)	(513.4%)	0.9%	0.2%

Operating income (loss)	(54,703)	6,045	(60,748)	(1,004.9%)	-2.3%	0.3%
Other income (expense):
Interest expense	(56,622)	(34,627)	(21,995)	(63.5%)	-2.4%	-1.9%
Loss on extinguishment of debt	(17,113)	—	(17,113)	100.0%	-0.7%	0.0%
Other, net	1,950	(2,908)	4,858	167.1%	0.1%	-0.2%

Income (loss) from continuing operations before income taxes	(126,488)	(31,490)	(94,998)	(301.7%)	-5.4%	-1.8%
Provision (benefit) for income taxes	(42,976)	(9,362)	33,614	359.0%	-1.8%	-0.5%

Income (loss) from continuing operations	(83,512)	(22,128)	61,384	277.4%	-3.6%	-1.2%
Income (loss) from discontinued operations, net of tax	(48)	—	(48)	100.0%	0.0%	0.0%

Net income (loss)	$(83,560)	$(22,128)	$61,432	277.6%	-3.6%	-1.2%

Net Sales

Net sales for the six months ended July 5, 2014 were $2,343.1 million, a $548.0 million, or 30.5%, increase, as compared with the six months ended June 29, 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules and Terry’s Tire and our 2013 acquisitions of WTD, TDI and RTD. These growth initiatives added $464.3 million of incremental sales during the six month period of 2014. In addition, we experienced an increase in comparable tire unit sales of $134.3 million primarily driven by an overall stronger sales unit environment and the inclusion of five additional selling days in our first quarter of 2014 which contributed approximately $47.0 million to the unit increase. However, these increases were partially offset by lower net tire pricing of $47.0 million, primarily driven by manufacturer marketing specials, competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for the six months ended July 5, 2014 were $1,980.7 million, a $470.0 million, or 31.1%, increase, as compared with the six months ended June 29, 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. These growth initiatives added $402.2 million of incremental costs during the six month period of 2014. Cost of goods sold for the six months ended July 5, 2014 also includes $31.6 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of Terry’s Tire, Hercules and WTD as compared to $4.9 million during the six months ended June 29, 2013. In addition, the inclusion of five additional selling days in our first quarter of 2014 and an overall stronger sales unit environment increased cost of goods sold by $95.8 million (of which approximately $41.0 million was due to the five additional selling days). These increases were partially offset by lower net tire pricing of $42.5 million.

Cost of goods sold as a percentage of net sales was 84.5% for the six months ended July 5, 2014, an increase compared with 84.2% for the six months ended June 29, 2013. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $31.6 million non-cash amortization of the inventory step-up recorded in connection with the Terry’s Tire, Hercules and WTD acquisitions. This increase had a 1.5% impact on cost of goods sold as a percentage of net sales. Excluding the non-cash amortization of the inventory step-up, the decrease in cost of goods sold as a percentage of net sales was primarily driven by the margin contribution of the Hercules brand, a lower level of manufacturer price repositioning this year as compared to the prior year, and an incremental benefit from manufacturer programs during the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended July 5, 2014 were $381.3 million, a $108.5 million, or 39.8%, increase as compared with the six months ended June 29, 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of Hercules, Terry’s Tire, RTD, WTD and TDI. Combined, these factors added $84.8 million of incremental costs to the six month period of 2014. In addition, we also experienced a $17.3 million increase in salaries and wage expense primarily due to higher sales volume and related headcount, higher incentive and commission compensation and the inclusion of five additional selling days in our first quarter of 2014, which contributed approximately $3.8 million to the year-over-year increase. Additionally, occupancy and vehicle expense increased $2.4 million due to higher cost as we expanded several of our distribution centers to better service our existing customers.

Selling, general and administrative expenses as a percentage of net sales were 16.3% for the six months ended July 5, 2014; an increase compared with 15.2% for the six months ended June 29, 2013. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers, as our consolidation of the Hercules distribution centers will not be finalized until the latter part of the third quarter and the consolidation of the Terry’s Tire’s distribution centers did not commence until the latter part of the second quarter and will extend thru the latter part of the third quarter.

Management fees

Management fees for the six months ended July 5, 2014 of $15.6 million represents a monitoring fee paid to our Sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors. In addition, the six months ended July 5, 2014 includes a $13.5 million fee paid to TPG in connection with the acquisitions of Terry’s Tire and Hercules.

Transaction Expenses

Transaction expenses for the six months ended July 5, 2014 were $20.2 million and were primarily related to costs associated with our acquisitions of Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the six months ended June 29, 2013, transaction expenses of $3.3 million primarily related to costs associated with our acquisitions of RTD in April 2013 and TriCan in November 2012, as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the six months ended July 5, 2014 was $56.6 million, a $22.0 million, or 63.5%, increase compared with the six months ended June 29, 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our 2014 acquisitions and the redemption of our Senior Secured Notes. In addition, changes in the fair value of our interest rate swaps resulted in a $1.2 million increase in interest expense.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended July 5, 2014 of $17.1 million related to the early redemption of all $250.0 million aggregate principal amount of our 9.75% Senior Secured Notes on June 16, 2014 at a redemption price of 104.875% of the principal amount. Additionally, the loss on extinguishment of debt includes approximately $4.9 million related to the write-off the of unamortized original issuance discount and unamortized deferred financing fees associated with the Senior Secured Notes.

Provision (Benefit) for Income Taxes

Our income tax benefit for the six months ended July 5, 2014 was $43.0 million, based on pre-tax loss of $126.5 million; our effective tax rate under the discrete method was 34.0%. For the six months ended June 29, 2013, our income tax benefit was $9.4 million, based on a pre-tax loss of $31.5 million; our effective tax rate was 29.7%. The effective rate of the year-to-date tax provision is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate and non-deductible transaction costs, which lowered the effective tax rate by 0.5% and 0.5%, respectively.

Liquidity and Capital Resources

Overview

The following table contains several key measures that we think are relevant to our financial condition and liquidity:

In thousands	July 5, 2014	December 28, 2013
Cash and cash equivalents	$27,533	$35,760
Working capital	856,824	538,444
Total debt	1,944,297	967,000
Total stockholder’s equity	661,979	692,974
Debt-to-capital ratio	74.6%	58.3%

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

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of July 5, 2014, our total indebtedness was $1,944.3 million with a debt-to-capital ratio of 74.6%. As of July 5, 2014, we have an additional $198.4 million of availability under our U.S. ABL Facility and an additional $70.8 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with our borrowing base.

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

Cash Flows

The following table sets forth the major categories of cash flows:

In thousands	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Cash provided by (used in) continuing operating activities	$(167,545)	$29,033
Cash provided by (used in) discontinued operations	350	—
Cash provided by (used in) investing activities	(855,423)	(88,532)
Cash provided by (used in) financing activities	1,013,358	63,000
Effect of exchange rate changes on cash	1,033	(2,548)

Net increase (decrease) in cash and cash equivalents	(8,227)	953
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$27,533	$26,904

Cash payments for interest	$58,025	$33,036
Cash payments (receipts) for taxes, net	$3,817	$2,464

Operating Activities

Net cash used in continuing operating activities for the six months ended July 5, 2014 was $167.5 million compared with cash provided by continuing operating activities of $29.0 million during the six months ended June 29, 2013. During the current period, working capital requirements resulted in a cash outflow of $177.7 million, primarily driven by an increase in customer accounts receivable of $38.3 million and an increase in inventory levels of $100.1 million as a result of stocking new distribution centers opened and as a result of building out the product offering provided through the Hercules acquisition and to a lesser extent, the build of inventory levels for the achievement of certain manufacturer first half program incentives.

Net cash provided by operating activities for the six months ended June 29, 2013 was $29.0 million. During the current period, working capital requirements resulted in a cash inflow of $3.8 million, primarily driven by an increase in accounts payable associated with the timing of vendor payments and a decrease in customer accounts receivable. These amounts were partially offset by changes in inventory levels which resulted in a cash outflow during the current period as a result of stocking new distribution centers opened during the year, seasonal changes in inventory stocking levels, and our recent acquisitions.

Investing Activities

Net cash used in investing activities for the six months ended July 5, 2014 was $855.4 million, compared with $88.5 million during the six months ended June 29, 2013. The change was primarily associated with cash paid for acquisitions, which resulted in a $757.3 million increase in the current period. In addition, we invested $34.2 million and $23.8 million in property and equipment purchases during the six months ended July 5, 2014 and June 29, 2013, respectively, which included information technology upgrades, information technology application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the six months ended July 5, 2014 was $1,013.4 million, compared with $63.0 million during the six months ended June 29, 2013. The change was primarily related to proceeds received from the issuance of our Additional Subordinated Notes and Term Loan during the six months ended July 5, 2014. These proceeds were used to finance a portion of the Hercules and Terry’s Tire acquisitions as well to redeem all amounts outstanding under our Senior Secured Notes (as defined below). In addition, higher net borrowings from our ABL Facility and FILO Facility, specifically our U.S. ABL Facility, contributed to the period-over-period increase. The higher net borrowings under our ABL Facility and FILO Facility were due to the increase in cash outflow for working capital requirements between periods and cash paid for acquisitions. Additionally, the Company received an equity contribution of $50.0 million from TPG and certain co-investors during the six months ended July 5, 2014.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the six months ended July 5, 2014 were $58.0 million, compared with $33.0 million paid during the six months ended June 29, 2013. The increase is primarily due to the timing of our period end on July 5, 2014, and as such, included an additional quarterly interest payment on our ABL Facility and FILO Facility as compared to the prior year. Additionally, higher levels of indebtedness incurred in connection with the issuance of our Additional Subordinated Notes and our Term Loan also contributed to the year-over-year increase.

Net cash payments for taxes during the six months ended July 5, 2014 were $3.8 million, compared with $2.5 million during the six months ended June 29, 2013. The difference between the periods primarily relates to the balance and timing of income tax extension payments and income tax payments due with returns.

Indebtedness

The following table summarizes our outstanding debt at July 5, 2014:

In thousands	Matures	Interest Rate (1)	Outstanding Balance
U.S. ABL Facility	2017	3.4%	$641,639
Canadian ABL Facility	2017	4.5	53,165
U.S. FILO Facility	2017	5.8	80,000
Canadian FILO Facility	2017	6.0	10,266
Term Loan	2018	5.8	717,693
Senior Subordinated Notes	2018	11.50	421,361
Capital lease obligations	2015 - 2027	2.7 - 13.9	12,577
Other	2014 - 2021	2.3 - 10.6	7,596

Total debt			1,944,297
Less - Current maturities			(10,120)

Long-term debt			$1,934,177

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at July 5, 2014.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, we entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that we designate in the future in accordance with the terms of the agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that we designate in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017.

As of July 5, 2014, we had $641.6 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $10.0 million, leaving $198.4 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at July 5, 2014 was $53.1 million, leaving $70.8 million available for additional borrowings. As of July 5, 2014, the outstanding balance of the U.S. FILO Facility was $80.0 million and the outstanding balance of the Canadian FILO Facility was $10.3 million.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) 200 basis points over an adjusted LIBOR rate or (b) 100 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR rate plus 100 basis points). The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to, at our option, either (a) 100 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 100 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 200 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 200 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at our option, either (a) 350 basis points over an adjusted LIBOR rate or (b) 250 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points. The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to, at our option, either (a) 250 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 250 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 350 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 350 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

All obligations under the U.S. ABL Facility and the U.S. FILO Facility are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp. The Canadian ABL Facility and the Canadian FILO Facility are unconditionally guaranteed by the U.S. loan parties, TriCan and any future, direct and indirect, wholly-owned, material restricted Canadian subsidiaries. Obligations under the U.S. ABL Facility and the U.S. FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets and a second-priority lien on substantially all other assets of the U.S. loan parties, subject to certain exceptions. Obligations under the Canadian ABL Facility and the Canadian FILO Facility are secured by a first-priority lien on inventory, accounts receivable and related assets of the U.S. loan parties and the Canadian loan parties and a second-priority lien on substantially all other assets of the U.S. loan parties and the Canadian loan parties, subject to certain exceptions.

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of July 5, 2014, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Term Loan

In connection with the acquisition of Terry’s Tire, on March 28, 2014, ATDI entered into a credit agreement that provided for a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “Initial Term Loan”). The Initial Term Loan was issued at a discount of 0.25% which, combined with certain debt issuance costs paid at closing, resulted in net proceeds of approximately $290.9 million. The Initial Term Loan will accrete based on an effective interest rate of 6% to an aggregate accreted value of $300.0 million, the full principal amount at maturity. The net proceeds from the Initial Term Loan were used to finance a portion of the Terry’s Tire Purchase Price.

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, until August 15, 2014 ATDI also has the right to borrow up to an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. We received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at our option, either (a) a Eurodollar rate determined by reference to LIBOR, plus an applicable margin of 475 basis points or (b) 375 basis points over an alternative base rate determined by reference of the higher of the federal funds rate plus 50 basis points, the prime rate and 100 basis points over the one month Eurodollar rate. The Eurodollar rate is subject to an interest rate floor of 100 basis points. The applicable margins under the Term Loan are subject to a step down based on a consolidated net leverage ratio, as defined in the agreement.

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

The Term Loan contains customary covenants, including covenants that restrict our ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of our business or change our fiscal year. The terms of the Term Loan generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning January 1, 2014 and other customary negotiated exceptions.

We are required to make principal payments equal to 0.25% of the aggregate principal amount outstanding under the Term Loan on the last business day of each March, June, September and December, commencing with the last business day of June 2014. In addition, subject to certain exceptions, we are required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

Senior Secured Notes

On May 16, 2014, ATDI delivered a Notice of Full Redemption, providing for the redemption of all $250.0 million aggregate principal amount of the 9.75% Senior Secured Notes (“Senior Secured Notes”) on June 16, 2014 (the “Redemption Date”) at a price equal to 104.875% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the Redemption Date (the “Redemption Price”). On June 16, 2014, using proceeds from the Incremental Term Loan, the Senior Secured Notes were redeemed for a Redemption Price of $263.2 million.

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

The Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days notice at a redemption price of 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

The Senior Subordinated Notes are unconditionally guaranteed by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries. The terms of the Senior Subordinated Notes generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning April 4, 2010 and other customary negotiated exceptions.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Quarter Ended July 5, 2014	Quarter Ended June 29, 2013	Six Months Ended July 5, 2014	Six Months Ended June 29, 2013
Income (loss) from continuing operations	$(49,468)	$(5,837)	$(83,512)	$(22,128)
Depreciation and amortization	36,689	26,109	66,013	51,140
Interest expense	32,223	17,387	56,622	34,627
Income tax provision (benefit)	(26,370)	(1,735)	(42,976)	(9,362)
Management fee	14,967	1,255	15,575	2,246
Stock-based compensation	1,419	784	1,987	1,452
Transaction fees	15,490	2,266	20,176	3,289
Non-cash inventory step up	12,457	2,713	31,640	4,907
Early debt extinguishment	17,113	—	17,113	—
Other	(883)	1,303	11	1,985

Adjusted EBITDA	$53,637	$44,245	$82,649	$68,156

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of July 5, 2014, our total obligations as guarantor on these leases are approximately $1.6 million extending over five years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.4 million as of July 5, 2014. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the quarter ended July 5, 2014, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning in fiscal year 2017 and, at that time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-08 will have on our consolidated financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our ABL Facility, FILO Facility and Term Loan are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility, FILO Facility and Term Loan are tied to, at our option, either a base rate, or a prime rate, or LIBOR. At July 5, 2014, the total amount outstanding under our ABL Facility, FILO Facility and Term Loan that was subject to interest rate changes was $1,502.8 million.

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

At July 5, 2014, $1,102.8 million of the total outstanding balance of our ABL Facility, FILO Facility and Term Loan that was not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $11.0 million.

Foreign Currency Exchange Rate Risk

The financial position and results of operations for TriCan, our 100% owned subsidiary acquired during 2012 are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of July 5, 2014, we did not have any foreign currency derivatives in place. We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our earnings. During the six months ended July 5, 2014, a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate would have affected our net income (loss) by $0.7 million, respectively.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 5, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Extreme Wheel Distributors Ltd. and the shareholder and principal of Extreme Wheel Distributors Ltd.

2.2	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Kirks Tire Ltd. and the shareholders and principals of Kirks Tire Ltd.

2.3	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Regional Tire Distributors (Calgary) Inc. and the shareholders and principals of Regional Tire Distributors (Calgary).

2.4	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Regional Tire Distributors (Edmonton) Inc. and the shareholders and principals of Regional Tire Distributors (Edmonton) Inc.

2.5	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Trail Tire Distributors Ltd. and the shareholders and principals of Trail Tire Distributors Ltd.

10.1	Security Agreement, dated as of March 28, 2014, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., the subsidiary guarantors from time to time party thereto and Bank of America, N.A. as collateral agent.

10.2	First Amendment to Credit Agreement, dated as of June 16, 2014, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, and each lender form time to time party thereto.

10.3	Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of January 31, 2014, among American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Trican Tire Distributors Inc., American Tire Distributors Holdings, Inc., Tire Wholesalers, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2014	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes
Executive Vice President and
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)