Form 10-Q
period 2014-10-04
American Tire Distributors Holdings, Inc.
filed 2014-11-14
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding at November 10, 2014: 1,000

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

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Tire Distributors Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 4,	December 28,
In thousands, except share amounts	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$23,759	$35,760
Accounts receivable, net	485,068	305,247
Inventories	1,122,416	772,733
Income tax receivable	30,828	369
Deferred income taxes	21,197	15,719
Assets held for sale	—	910
Other current assets	23,174	19,684

Total current assets	1,706,442	1,150,422

Property and equipment, net	210,416	147,856
Goodwill	735,013	504,333
Other intangible assets, net	1,068,615	713,294
Other assets	54,626	43,421

Total assets	$3,775,112	$2,559,326

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$770,598	$563,691
Accrued expenses	99,736	47,723
Current maturities of long-term debt	9,839	564

Total current liabilities	880,173	611,978

Long-term debt	1,926,664	966,436
Deferred income taxes	311,523	270,576
Other liabilities	25,401	17,362
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	811,750	758,972
Accumulated earnings (deficit)	(155,141)	(56,898)
Accumulated other comprehensive income (loss)	(25,258)	(9,100)

Total stockholder’s equity	631,351	692,974

Total liabilities and stockholder’s equity	$3,775,112	$2,559,326

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 28,	October 4,	September 28,
In thousands	2014	2013	2014	2013
Net sales	$1,324,429	$987,894	$3,667,480	$2,782,947
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	1,100,913	817,544	3,081,603	2,328,192
Selling, general and administrative expenses	187,665	144,766	568,978	417,591
Management fees	1,810	1,587	17,385	3,833
Transaction expenses	20,134	1,015	40,310	4,304

Operating income (loss)	13,907	22,982	(40,796)	29,027
Other income (expense):
Interest expense	(32,148)	(20,625)	(88,770)	(55,252)
Loss on extinguishment of debt	(82)	—	(17,195)	—
Other, net	(3,726)	(648)	(1,776)	(3,556)

Income (loss) from continuing operations before income taxes	(22,049)	1,709	(148,537)	(29,781)
Income tax provision (benefit)	(7,649)	485	(50,625)	(8,877)

Income (loss) from continuing operations	(14,400)	1,224	(97,912)	(20,904)
Income (loss) from discontinued operations, net of tax	(283)	—	(331)	—

Net income (loss)	$(14,683)	$1,224	$(98,243)	$(20,904)

Other comprehensive income (loss):
Unrealized gain (loss) on rabbi trust assets, net of income tax provision (benefit) of $(43), $44, $(6), $122, respectively	$(66)	$68	$(9)	$187
Foreign currency translation	(16,670)	3,000	(16,149)	(4,242)

Other comprehensive income (loss)	(16,736)	3,068	(16,158)	(4,055)

Comprehensive income (loss)	$(31,419)	$4,292	$(114,401)	$(24,959)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statement of Stockholder’s Equity

(Unaudited)

						Accumulated
	Total			Additional	Accumulated	Other
	Stockholder’s	Common Stock		Paid-In	Earnings	Comprehensive
In thousands, except share amounts	Equity	Shares	Amount	Capital	(Deficit)	Income (Loss)
Balance, December 28, 2013	$692,974	1,000	$—	$758,972	$(56,898)	$(9,100)
Net income (loss)	(98,243)	—	—	—	(98,243)	—
Unrealized gain (loss) on rabbi trust assets, net of tax	(9)	—	—	—	—	(9)
Foreign currency translation	(16,149)	—	—	—	—	(16,149)
Equity contribution	50,000			50,000
Stock-based compensation expense	2,778	—	—	2,778	—	—

Balance, October 4, 2014	$631,351	1,000	$—	$811,750	$(155,141)	$(25,258)

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	October 4,	September 28,
In thousands	2014	2013
Cash flows from operating activities:
Net income (loss)	$(98,243)	$(20,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Income (loss) from discontinued operations, net of tax	107	—
Loss on disposal of discontinued operations, net of tax	224	—
Loss on extinguishment of debt	17,195	—
Call premium and interest paid on redemption of Senior Secured Notes	(16,303)	—
Depreciation and amortization	107,738	78,456
Amortization of other assets	4,743	3,294
Provision (benefit) for deferred income taxes	(23,620)	(17,864)
Non-cash inventory step-up amortization	34,513	5,007
Provision for doubtful accounts	1,437	1,673
Stock-based compensation	2,778	2,047
Non-cash changes in the fair value of contingent consideration liabilities	(2,550)	—
Other, net	1,014	2,317
Change in operating assets and liabilities (excluding impact from acquisitions):
Accounts receivable	(65,197)	(13,549)
Inventories	(112,041)	(18,031)
Income tax receivable	(30,546)	644
Other current assets	3,921	4,005
Accounts payable and accrued expenses	58,131	12,965
Other, net	2,900	(913)

Net cash provided by (used in) continuing operating activities	(113,799)	39,147

Net cash provided by (used in) discontinued operations	1,562	—

Net cash provided by (used in) operating activities	(112,237)	39,147

Cash flows from investing activities:
Acquisitions, net of cash acquired	(843,293)	(70,566)
Purchase of property and equipment	(51,910)	(34,924)
Purchase of assets held for sale	(28)	(1,924)
Proceeds from disposal of discontinued operations	3,854	—
Proceeds from sale of property and equipment	383	88
Proceeds from sale of assets held for sale	784	5,389

Net cash provided by (used in) continuing investing activities	(890,210)	(101,937)

Net cash provided by (used in) discontinued investing activities	—	—

Net cash provided by (used in) investing activities	(890,210)	(101,937)

Cash flows from financing activities:
Borrowings from revolving credit facility	3,412,965	2,239,558
Repayments of revolving credit facility	(3,137,675)	(2,168,837)
Outstanding checks	(3,710)	(3,582)
Payments of deferred financing costs	(15,951)	(1,106)
Payments of other long-term debt	(5,820)	(292)
Payment for Senior Secured Notes redemption	(246,900)	—
Proceeds from issuance of long-term debt	940,313	—
Equity contribution	50,000	—

Net cash provided by (used in) continuing financing activities	993,222	65,741

Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	993,222	65,741

Effect of exchange rate changes on cash	(2,776)	(1,581)
Net increase (decrease) in cash and cash equivalents	(12,001)	1,370
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$23,759	$27,321

Supplemental disclosures of cash flow information:
Cash payments for interest	$77,185	$38,535
Cash payments (receipts) for taxes, net	$12,185	$12,876

See accompanying notes to condensed consolidated financial statements.

American Tire Distributors Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business:

American Tire Distributors Holdings, Inc. (“Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under U.S. Generally Accepted Accounting Principles (“GAAP”). ATDI is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools. Its customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. ATDI serves a majority of the contiguous United States, as well as Canada, through one operating and reportable segment. Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries.

2.	Basis of Presentation:

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“FASB ASC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Holdings Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 4, 2014 and September 28, 2013 each contain operating results for 13 weeks. The nine months ended October 4, 2014 contains operating results for 40 weeks while the nine months ended September 28, 2013 contains operating results for 39 weeks. It should be noted that the Company and its recently acquired Hercules subsidiary, as defined below, have different quarter-end reporting dates. Hercules has a September 30 quarter-end reporting date. There were no significant changes to the business subsequent to Hercules’ fiscal period end that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter and nine months ended October 4, 2014. Terry’s Tire, Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary each converted to the company’s quarter-end reporting date during the quarter ended October 4, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning in fiscal year 2017 and, at that time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

4.	Acquisitions:

2014 Acquisitions

On June 27, 2014, TriCan Tire Distributors Inc. (“TriCan”), an indirect wholly-owned subsidiary of Holdings, entered into and closed an Asset Purchase Agreement (the “Trail Tire Purchase Agreement”) with Trail Tire Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Trail Tire”), and the shareholders and principals of Trail Tire, pursuant to which TriCan acquired the wholesale distribution business of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada. The Company believes that the acquisition of Trail Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Trail Tire acquisition closed for aggregate cash consideration of approximately $20.8 million (the “Trail Tire Purchase Price”). The aggregate cash consideration was funded through borrowings under the Company’s existing ABL credit facility. The Trail Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the Trail Tire Purchase Agreement. This adjustment increased the Trail Tire Purchase Price by $1.5 million to $22.3 million with a corresponding increase to goodwill of $1.5 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Extreme Purchase Agreement”) with Extreme Wheel Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Extreme”), and the shareholder and principal of Extreme, pursuant to which TriCan agreed to acquire the wholesale distribution business of Extreme. Extreme is a wholesale distributor of wheels and related accessories in Canada. The Company believes that the acquisition of Extreme will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Extreme acquisition closed for aggregate cash consideration of approximately $6.5 million (the “Extreme Purchase Price”). The aggregate cash consideration was funded through borrowings under the Company’s existing ABL credit facility. The Extreme Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the Extreme Purchase Agreement. This adjustment increased the Extreme Purchase Price by $0.7 million to $7.2 million with a corresponding increase to goodwill of $0.7 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Kirks Tire Purchase Agreement”) with Kirks Tire Ltd., a corporation formed under the laws of the Province of Alberta (“Kirks Tire”), and the shareholders and principals of Kirks Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Kirks Tire. Kirks Tire is engaged in (i) the wholesale distribution of tires, tire parts, tire accessories and related equipment and (ii) the retail sale and installation of tires, tire parts, and tire accessories and the manufacturing and sale of retread tires. Kirks Tire’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. The Company believes that the acquisition of the wholesale distribution business of Kirks Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Kirks Tire acquisition closed for aggregate cash consideration of approximately $73.0 million (the “Kirks Tire Purchase Price”). The Kirks Tire Purchase Price was funded through borrowings under the Company’s existing ABL credit facility. The Kirks Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the Kirks Tire Purchase Agreement. This adjustment increased the Kirks Tire Purchase Price by $4.7 million to $77.7 million with a corresponding increase to goodwill of $4.7 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Edmonton Purchase Agreement”) with Regional Tire Distributors (Edmonton) Inc. (“RTD Edmonton”), a corporation formed under the laws of the Province of Alberta, and the shareholders and principals of RTD Edmonton, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Edmonton. RTD Edmonton is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The Company believes that the acquisition of RTD Edmonton will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Edmonton acquisition closed for aggregate cash consideration of approximately $31.9 million (the “RTD Edmonton Purchase Price”). The RTD Edmonton Purchase Price was funded through borrowings under the Company’s existing ABL credit facility. The RTD Edmonton Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the RTD Edmonton Purchase Agreement. This adjustment increased the RTD Edmonton Purchase Price by $0.5 million to $32.4 million with a corresponding increase to goodwill of $0.5 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Calgary Purchase Agreement”) with Regional Tire Distributors (Calgary) Inc. (“RTD Calgary”), a corporation formed under the laws of the Province of Alberta, and the shareholders and principals of RTD Calgary, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Calgary. RTD Calgary is a wholesale distributor of tires, tire parts, tire accessories and related equipment. The Company believes that the acquisition of RTD Calgary will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Calgary acquisition closed for aggregate cash consideration of approximately $20.7 million (the “RTD Calgary Purchase Price”). The RTD Calgary Purchase Price was funded by borrowings under the Company’s existing ABL credit facility. The RTD Calgary Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the RTD Calgary Purchase Agreement. This adjustment increased the RTD Calgary Purchase Price by $3.6 million to $24.3 million with a corresponding increase to goodwill of $3.6 million.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). The Terry’s Tire Acquisition was completed pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on February 17, 2014 between ATDI and TTT Holdings, Inc., a Delaware corporation. Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire operated 10 distribution centers spanning from Virginia to Maine and in Ohio. The Company believes that the acquisition of Terry’s Tire will enhance its market position in these areas and aligns with their distribution centers, especially the new distribution centers opened by the Company over the past two years in the Northeast and Ohio.

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

On January 31, 2014, pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”), among ATD Merger Sub II LLC (“Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Tire Holdings LLC, a Delaware limited liability company (“Hercules Holdings”), the equityholders of Hercules Holdings (each a “Seller” and, collectively the “Sellers”) and the Sellers’ Representative, Merger Sub merged with and into Hercules Holdings, with Hercules Holdings being the surviving entity (the “Merger”). As a result of the Merger, Hercules Holdings became an indirect 100% owned subsidiary of Holdings. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company, a Connecticut corporation (“Hercules”). Hercules Holdings has no material assets or operations other than its ownership of Hercules. Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States, 6 distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules® brand, which is one of the most sought-after proprietary tire brands in the industry. The acquisition of Hercules is expected to strengthen the Company’s presence in major markets such as

California, Texas and Florida in addition to increasing its presence in Canada. Additionally, the Company believes that Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow the Company to capitalize on the growing import market, as well as, providing the ability to expand the international sales of the Hercules® brand. Finally, this acquisition will allow the Company to be a brand marketer of the Hercules® brand which in 2013 had a 2% market share of the passenger and light truck market in North America and a 3% share of highway truck tires in North America.

The Merger closed for an aggregate purchase price of approximately $318.9 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $310.0 million, contingent consideration of $3.5 million and non-cash consideration for debt assumed of $5.4 million. The Hercules Closing Purchase Price includes an estimate for initial working capital adjustments. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased the Hercules Closing Purchase Price by $0.4 million from $319.3 million to $318.9 million with a corresponding decrease to goodwill of $0.4 million. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Merger was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described in Note 9, an equity contribution of $50.0 million from Holdings’ indirect parent, as more fully described in Note 14 and borrowings under Holdings’ credit agreement, as more fully described in Note 9.

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

The acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire and Hercules (collectively the “2014 Acquisitions”) were recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As of the date of these financial statements, the Company is continuing to evaluate the initial purchase price allocation for the Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary acquisitions. Accordingly, management has used its best estimates in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of each acquisition. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price for the Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary acquisitions more accurately. As of the date of these financial statements, the purchase price allocation for Hercules is final and the purchase price allocation for Terry’s Tire is final except for the evaluation and conversion of certain Terry’s Tire inventory, which the Company anticipates finalizing by fiscal year end. The allocation of the purchase price for each of the 2014 Acquisitions is as follows:

In thousands	Terry’s Tire	Hercules	Trail Tire	Extreme	Kirks Tire	RTD Edmonton	RTD Calgary	Total
Cash	$7,431	$12,187	$—	$—	$—	$—	$—	$19,618
Accounts receivable	39,772	61,193	4,899	884	5,175	1,056	2,618	115,597
Inventory	92,445	153,644	6,308	1,380	5,927	2,525	6,047	268,276
Assets held for sale	5,819	—	—	—	—	—	—	5,819
Other current assets	2,222	5,064	—	—	—	—	—	7,286
Deferred income taxes	4,947	—	124	—	—	—	—	5,071
Property and equipment	7,072	29,970	298	29	—	6	508	37,883
Intangible assets	186,161	155,704	10,922	3,985	43,971	21,549	9,707	431,999
Other assets	289	—	—	—	—	—	—	289

Total assets acquired	346,158	417,762	22,551	6,278	55,073	25,136	18,880	891,838
Accounts payable	80,771	95,616	6,017	449	—	1,432	1,907	186,192
Accrued and other liabilities	3,904	6,154	368	131	2,997	183	1,464	15,201
Liabilities held for sale	319	—	—	—	—	—	—	319
Deferred income taxes	—	68,516	—	—	—	—	—	68,516
Other liabilities	—	2,325	468	—	47	—	—	2,840

Total liabilities assumed	84,994	172,611	6,853	580	3,044	1,615	3,371	273,068
Net assets acquired	261,164	245,151	15,698	5,698	52,029	23,521	15,509	618,770
Goodwill	111,492	73,708	6,624	1,469	25,627	8,832	8,769	236,521

Purchase price	$372,656	$318,859	$22,322	$7,167	$77,656	$32,353	$24,278	$855,291

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

In thousands	Terry’s Tire	Hercules	Trail Tire	Extreme	Kirks Tire	RTD Edmonton	RTD Calgary	Total
Customer list (1)	$185,776	$147,216	$10,922	$3,985	$43,971	$21,549	$9,707	$423,126
Tradenames (2)	—	8,488	—	—	—	—	—	8,488
Favorable leases (3)	385	—	—	—	—	—	—	385

Total	$186,161	$155,704	$10,922	$3,985	$43,971	$21,549	$9,707	$431,999

(1)	Estimated useful life is eighteen years.
(2)	Estimated useful life is fifteen years.
(3)	Estimated useful life is five years.

The Company utilized the excess earnings method, a derivation of the income approach, as well as the assistance of a third-party valuation report, to determine the fair value of the customer list intangible assets. The excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Based on the length and trend of projected cash flows, an estimated useful life of eighteen years was determined. The length of the projected cash flow period was determined by how quickly the customer relationships attrit based on the Company’s historical experience in renewing and extending similar customer relationships and future expectations for renewing and extending similar existing customer relationships, and represents the number of years over which the Company expects the customer relationships to economically contribute to the business. This estimate is based on the year in which 95.0% of the annual discounted cash flows were captured in the value of the customer list intangible asset.

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria has been met, the related assets, including the allocation of purchase price, and the related liabilities of the commercial and retread businesses were classified as held for sale at the acquisition date. As part of the preliminary purchase price allocation, the estimated fair value of the assets held for sale was $5.8 million, including $4.5 million in current assets, net property and equipment of $0.8 million and goodwill of $0.5 million. The estimated fair value of the liabilities held for sale was $0.3 million of which the entire amount related to current liabilities. On July 31, 2014, the Company completed a transaction to sell the commercial and retread businesses acquired as part of the Terry’s Tire acquisition. See Note16 for additional information.

The 2014 Acquisitions contributed net sales of approximately $562.5 million to the Company for the nine months ended October 4, 2014. Net loss contributed by the 2014 Acquisitions during the nine months ended October 4, 2014 was approximately $21.7 million which included non-cash amortization of the inventory step-up of $34.3 million and non-cash amortization expense on acquired intangible assets of $21.7 million.

2013 Acquisitions

On December 13, 2013, TriCan entered into a Share Purchase Agreement with Wholesale Tire Distributors Inc., a corporation formed under the laws of the Province of Ontario (“WTD”), Allan Bishop, an individual resident in the Province of Ontario (“Allan”) and The Bishop Company Inc., a corporation formed under the laws of the Province of Ontario (“BishopCo”) (Allan and BishopCo each, a “Seller” and collectively, the “Sellers”), pursuant to which TriCan agreed to acquire from the Sellers all of the issued and outstanding shares of WTD. WTD operated two distribution centers serving over 2,300 customers. The Company believes that the acquisition of WTD strengthened the Company’s market presence in the Southern Ontario region of Canada. The acquisition was completed on December 13, 2013 and was funded through cash on hand. The Company does not believe the acquisition of WTD is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

On March 22, 2013, TriCan and ATDI entered into a Share Purchase Agreement with Regional Tire Holdings Inc., a corporation formed under the laws of the Province of Ontario (“Holdco”), Regional Tire Distributors Inc. (“RTD”), a corporation formed under the laws of the Province of Ontario and a 100% owned subsidiary of Holdco, and the shareholders of Holdco, pursuant to which TriCan agreed to acquire from the shareholders of Holdco all of the issued and outstanding shares of Holdco for a purchase price of $62.5 million. Holdco has no significant assets or operations other than its ownership of RTD. The operations of RTD constitute the operations of Holdco. RTD is a wholesale distributor of tires, tire parts, tire accessories and related equipment in the Ontario and Atlantic provinces of Canada. The Company believes that the acquisition of RTD significantly expanded the Company’s presence in the Ontario and Atlantic Provinces of Canada and complemented the Company’s current operations in Canada.

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

	Pro Forma
	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended
	September 28,	October 4,	September 28,
In thousands	2013	2014	2013
Net sales	$1,325,139	$3,876,792	$3,756,785
Income (loss) from continuing operations	(6,266)	(77,447)	(51,830)

The pro forma supplementary data for the quarter ended September 28, 2013 includes $9.5 million as an increase to historical amortization expense as a result of acquired intangible assets while the nine months ended October 4, 2014 and September 28, 2013 includes $12.0 million and $31.3 million, respectively. In addition, the pro forma supplementary data for the quarter ended September 28, 2013 includes $10.3 million as an increase to historical interest expense as a result of the issuance of the additional Senior Subordinated Notes and the new senior secured term loan facility, as more fully described in Note 9, while the nine months ended October 4, 2014 and September 28, 2013 includes $6.5 million and $31.9 million, respectively. For the nine months ended October 4, 2014 and September 28, 2013, the Company has included a reduction in non-recurring historical transaction expenses of $60.6 million and $5.3 million, respectively. These transaction expenses were incurred prior to the acquisition of Hercules, Terry’s Tire and RTD and they are directly related to the acquisitions and are non-recurring. Additionally, for the nine months ended October 4, 2014, the Company has included a reduction in historical cost of goods sold of $34.3 million. The reduction in cost of goods sold relates to the elimination of the non-cash amortization of the inventory step-up recorded in connection with the 2014 Acquisitions as this amortization is directly related to the 2014 Acquisitions and is non-recurring.

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

As a result of the TriCan acquisition in November 2012, the RTD, TDI and WTD acquisitions in fiscal 2013 and the 2014 Acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million, $0.2 million, $0.5 million, and $34.4 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value for each acquisition was amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying condensed consolidated statements of comprehensive income (loss) for the quarter and nine months ended October 4, 2014 was $2.9 million and $34.5 million, respectively, while amortization for the quarter and nine months ended September 28, 2013 was $0.1 million and $5.0 million, respectively.

6.	Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. During third quarter 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. During the nine months ended October 4, 2014, the Company received $0.4 million in cash for the sale of this facility.

As part of the Terry’s Tire acquisition, the Company acquired Terry’s Tire’s commercial and retread businesses. See Note 4 for additional information regarding this acquisition. As it is management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria have been met, the related assets and liabilities of the commercial and retread businesses were classified as held for sale at the acquisition date. On July 31, 2014, the Company received $3.9 million in cash for the sale of the commercial and retread businesses. See Note 16 for additional information.

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

The changes in the carrying amount of goodwill are as follows:

In thousands
Balance, December 28, 2013	$504,333
Purchase accounting adjustments	128
Acquisitions	236,611
Currency translation	(6,059)

Balance, October 4, 2014	$735,013

At October 4, 2014, the Company has recorded goodwill of $735.0 million, of which approximately $167.4 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the TPG Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

During the quarter ended October 4, 2014, the Company acquired the assets and liabilities of several small Canadian businesses. The purchase price for each business was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. As part of the preliminary purchase price allocation, the Company allocated $3.3 million to finite-lived intangible assets related to noncompete agreements with useful lives ranging between two and five years. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $0.1 million.

On June 27, 2014, TriCan completed its acquisition of the wholesale distribution businesses of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $6.6 million, $1.5 million, $25.6 million, $8.8 million and $8.8 million, respectively, as goodwill. See Note 4 for additional information.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire pursuant to a Stock Purchase Agreement entered into on February 17, 2014. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During the second quarter of 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment decreased goodwill by $5.4 million to $111.5 million at October 4, 2014. See Note 4 for additional information.

On January 31, 2014, the Company completed its acquisition of Hercules pursuant to an Agreement and Plan of Merger dated January 24, 2014. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased goodwill by $0.4 million to $73.7 million at October 4, 2014. See Note 4 for additional information.

On December 13, 2013, TriCan entered into a share Purchase Agreement to acquire all of the issued and outstanding common shares of WTD. The acquisition was funded through cash on hand. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During first quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This increased goodwill by $0.1 million to a total of $1.2 million. See Note 4 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at October 4, 2014 and December 28, 2013:

	October 4, 2014		December 28, 2013
	Gross	Accumulated	Gross	Accumulated
In thousands	Amount	Amortization	Amount	Amortization
Customer lists	$1,096,707	$300,237	$677,062	$226,614
Noncompete agreements	17,461	9,252	12,007	6,400
Favorable leases	1,042	256	688	119
Tradenames	18,725	5,468	10,531	3,754

Total finite-lived intangible assets	1,133,935	315,213	700,288	236,887
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$1,383,828	$315,213	$950,181	$236,887

At October 4, 2014, the Company had $1,068.6 million of intangible assets. The balance primarily relates to the TPG Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary, the Company allocated $10.9 million, $4.0 million, $44.0 million, $21.5 million and $9.7 million, respectively, to a finite-lived customer list intangible asset with a useful life of eighteen years. As part of the preliminary purchase price allocation of Terry’s Tire, the Company allocated $185.8 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $0.4 million to a favorable leases intangible asset with a useful life of five years. As part of the purchase price allocation of Hercules, the Company allocated $147.2 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $8.5 million to a finite-lived tradename with a useful life of fifteen years. As part of the purchase price allocation of WTD, the Company allocated $4.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years.

Intangible asset amortization expense was $30.1 million and $19.7 million for the quarters ended October 4, 2014 and September 28, 2013, respectively. For the nine months ended October 4, 2014 and September 28, 2013, intangible asset amortization expense was $79.1 million and $56.3 million, respectively. Estimated amortization expense on existing intangible assets is expected to approximate $30.9 million for the remaining three months of 2014 and approximately $124.2 million in 2015, $105.5 million in 2016, $90.9 million in 2017 and $77.7 million in 2018.

9.	Long-term Debt:

The following table presents the Company’s long-term debt at October 4, 2014 and at December 28, 2013:

	October 4,	December 28,
In thousands	2014	2013
U.S. ABL Facility	$631,401	$417,066
Canadian ABL Facility	53,861	36,424
U.S. FILO Facility	80,000	51,863
Canadian FILO Facility	14,551	—
Term Loan	715,934	—
Senior Secured Notes	—	248,219
Senior Subordinated Notes	421,545	200,000
Capital lease obligations	12,479	12,330
Other	6,732	1,098

Total debt	1,936,503	967,000
Less - Current maturities	(9,839)	(564)

Long-term debt	$1,926,664	$966,436

The fair value of the Senior Subordinated Notes was $443.7 million at October 4, 2014 and $212.0 million at December 28, 2013 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3) as there are no quoted prices in active markets for these notes. The fair value of the Term Loan was $721.1 million at October 4, 2014 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3). The discount rate used in the fair value analysis for the Term Loan was based on borrowing rates available to the Company for debt with the same remaining maturity.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, the Company entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the Credit Agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the Credit Agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017. During the nine months ended October 4, 2014, the Company paid $0.7 million in debt issuance costs related to the ABL Facility and FILO Facility.

As of October 4, 2014, the Company had $631.4 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $9.9 million, leaving $206.3 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at October 4, 2014 was $53.9 million, leaving $71.1 million available for additional borrowings. As of October 4, 2014, the outstanding balance of the U.S. FILO Facility was $80.0 million and the outstanding balance of the Canadian FILO Facility was $14.6 million.

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

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 350 basis points over an adjusted LIBOR rate or (b) 250 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points). The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility and FILO Facility contain customary covenants, including covenants that restrict the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. As of October 4, 2014, the Company was in compliance with these covenants. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of October 4, 2014, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, until August 15, 2014 ATDI also had the right to borrow up to an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. The Company received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018. During the nine months ended October 4, 2014, the Company paid $14.0 million in debt issuance cost related to the Term Loan.

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

The Term Loan contains customary covenants, including covenants that restrict the Company’s ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of the Company’s business or change the Company’s fiscal year. The terms of the Term Loan generally restrict distributions or the payment of dividends in respect to the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning January 1, 2014 and other customary negotiated exceptions. As of October 4, 2014, the Company was in compliance with these covenants.

The Company was required to make a principal payment under the Term Loan equal to $1.6 million on the last business day of June 2014. Commencing with the last business day of September 2014, the Company is required to make principal payments equal to $1.8 million on the last business day of each March, June, September and December. In addition, subject to certain exceptions, the Company is required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

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

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of an additional $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes” and, collectively with the Initial Subordinated Notes, the “Senior Subordinated Notes”). The Additional Subordinated Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $221.1 million. The Additional Subordinated Notes will accrete based on an effective interest rate of 12% to an aggregate accreted value of $225.0 million, the full principal amount at maturity. During the nine months ended October 4, 2014, the Company paid $1.2 million in debt issuance cost related to the Additional Subordinated Notes.

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

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries. The terms of the Senior Subordinated Notes generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning April 4, 2010 and other customary negotiated exceptions. As of October 4, 2014, the Company was in compliance with these covenants.

10.	Derivative Instruments:

In the normal course of business, the Company is exposed to the risk associated with fluctuations in interest rates on its variable rate debt. These fluctuations can increase the cost of financing, investing and operating the business. The Company has used derivative financial instruments to help manage this risk and reduce the impacts of these exposures and not for trading or other speculative purposes. All derivatives are recognized on the condensed consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in the statement of comprehensive income (loss) at the time earnings are affected by the hedged transaction. For other derivatives, changes in the fair value of the contract are recognized immediately in net income (loss) in the statement of comprehensive income (loss).

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

On September 23, 2011, the Company entered into two interest rate swap agreements (“3Q 2011 Swaps”) used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million was at a fixed rate of 0.74% and expired in September 2014 and $50.0 million is at a fixed rate of 1.0% and will expire in September 2015. The counterparty to each swap is a major financial institution. The 3Q 2011 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss).

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

The following tables present the fair values of the Company’s derivative instruments included within the condensed consolidated balance sheets as of October 4, 2014 and December 28, 2013:

		Liability Derivatives
	Balance Sheet	October 4,	December 28,
In thousands	Location	2014	2013
Derivatives not designated as hedges:
3Q 2011 swaps - $100 million notional	Accrued expenses	$384	$792
3Q 2012 swaps - $100 million notional	Accrued expenses	213	280
3Q 2013 swaps - $200 million notional	Accrued expenses	1,687	1,880

Total		$2,284	$2,952

The pre-tax effect of the Company’s derivative instruments on the condensed consolidated statement of comprehensive income (loss) was as follows:

		Gain (Loss) Recognized
		Quarter	Quarter	Nine Months	Nine Months
	Location of	Ended	Ended	Ended	Ended
	Gain (Loss)	October 4,	September 28,	October 4,	September 28,
In thousands	Recognized	2014	2013	2014	2013
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$—	$—	$149
3Q 2011 swaps - $100 million notional	Interest Expense	164	10	408	412
3Q 2012 swaps - $100 million notional	Interest Expense	96	(316)	67	484
3Q 2013 swaps - $200 million notional	Interest Expense	254	(1,787)	193	(1,787)

Total		$514	$(2,093)	$668	$(742)

11.	Fair Value of Financial Instruments:

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of October 4, 2014:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,531	$3,531	$—	$—

Total	$3,531	$3,531	$—	$—

Liabilities:
Contingent consideration	$13,450	$—	$—	$13,450
Derivative instruments	2,284	—	2,284	—

Total	$15,734	$—	$2,284	$13,450

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•	Benefit trust assets – These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•	Contingent consideration - As part of the purchase price allocation of Terry’s Tire and Hercules, the Company recorded $12.5 million and $3.5 million, respectively, in contingent consideration liabilities. The fair value was estimated using a discounted cash flow technique with significant inputs that are not observable, including discount rates and probability-weighted cash flows and represents management’s best estimate of the amounts to be paid. The contingent consideration liabilities includes $12.3 million related to the retention of certain key members of management as employees of the Company and $3.7 million related to securing the rights to continue to distribute certain tire brands previously distributed by Terry’s Tire and Hercules. The Company believes the probable outcome could range from approximately $8.0 million to $13.5 million. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition dates, primarily resulting from management’s revision of the assessed probabilities of achieving the defined milestones, are recorded to transaction expenses in the condensed consolidated statements of comprehensive income (loss). During the quarter ended October 4, 2014, the Company revised the assessed probabilities related to the contingent consideration liabilities for securing the rights to continue to distribute certain tire brands previously distributed by Terry’s Tire and Hercules based on current available information which reduced the fair value of the contingent consideration liabilities by $2.6 million with a corresponding decrease to transaction expenses. The recorded contingent consideration liabilities are included in Accrued Expenses in the condensed consolidated balance sheet as of October 4, 2014.

•	Derivative instruments - These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at October 4, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.

The following table summarizes the changes in the fair value of the Company’s contingent consideration liabilities measured using significant unobservable inputs (Level 3) for the nine months ended October 4, 2014:

Contingent
In thousands	Consideration
Balance at December 28, 2013	$—
Contingent consideration liabilities recorded for the Terry’s and Hercules acquisitions	16,000
Changes in the fair value of contingent consideration liabilities	(2,550)

Balance at October 4, 2014	$13,450

12.	Stock-Based Compensation:

The Company accounts for stock-based compensation awards in accordance with ASC 718 - Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s stock-based compensation plans include programs for stock options and restricted stock awards.

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on April 28, 2014 by the board of directors of the Company’s indirect parent, ATD Corporation, to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan from 52.1 million to 54.4 million. In addition to the increase in the maximum number of shares, on April 28, 2014, the board of directors of ATD Corporation approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 4.5 million shares of common stock, have an exercise price of $1.50 per share and vest over a two-year vesting period. As of October 4, 2014, the Company has 0.3 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding - December 28, 2013	49,516,503	$1.02
Granted	4,528,833	1.50
Exercised	—	—
Cancelled	—	—

Outstanding - October 4, 2014	54,045,336	$1.06

Exercisable - October 4, 2014	34,080,079	$1.03

As of October 4, 2014, the aggregate intrinsic value of options outstanding and options exercisable was $23.7 million and $16.0 million, respectively. The aggregate intrinsic value is based on the estimated fair value of the Company’s common stock of $1.50 as of October 4, 2014. The total fair value of shares vested during the nine months ended October 4, 2014 was $6.3 million. No options were exercised during the nine months ended October 4, 2014.

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over two, three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at October 4, 2014 was 6.5 years and 6.2 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the two, three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At October 4, 2014, unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $8.0 million and the weighted-average period over which this expense will be recognized is 1.2 years.

The weighted average fair value of stock options granted during the nine months ended October 4, 2014 and September 28, 2013 was $0.68 and $0.54 using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Nine Months	Nine Months
	Ended	Ended
	October 4,	September 28,
	2014	2013
Risk-free interest rate	1.73%	1.38%
Dividend yield	—	—
Expected life	5.8 years	6.0 years
Volatility	46.49%	45.39%

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

Restricted Stock

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”), pursuant to which the indirect parent company will grant restricted stock to non-employee directors of the Company. These awards entitle the holder to receive one share of common stock for each restricted stock award granted. The 2010 Restricted Stock Plan provides that a maximum of 0.8 million shares of common stock of the indirect parent may be granted to non-employee directors of the Company, of which 0.2 million remain available at October 4, 2014 for future incentive awards. On April 28, 2014, the board of directors of ATD Corporation approved the issuance of restricted stock to the non-employee directors of the Company. The approved restricted stock awards were for the issuance of up to 0.1 million shares of common stock, have a grant date fair value of $1.50 per share and vest over a two-year vesting period.

The following table summarizes restricted stock activity under the 2010 Restricted Stock Plan for the nine months ended October 4, 2014:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding and unvested at December 28, 2013	87,719	$1.14
Granted	133,333	1.50
Vested	(87,719)	1.14
Cancelled	—	—

Outstanding and unvested at October 4, 2014	133,333	$1.50

The fair value of each of the restricted stock awards is measured as the grant-date price of the common stock and is expensed on a straight-line basis over the requisite service period, which is generally the two-year vesting period. At October 4, 2014, unrecognized compensation expense related to non-vested restricted stock awards granted under the 2010 Restricted Stock Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 1.2 years.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 28,	October 4,	September 28,
In thousands	2014	2013	2014	2013
Stock Options	$753	$584	$2,715	$1,962
Restricted Stock	38	12	63	85

Total	$791	$596	$2,778	$2,047

13.	Other, Net:

Other, net is comprised of non-operating income and expenses that primarily relate to bank fees, gains and losses on foreign currency and financing service fees charged to customers. Non-operating income for the quarters ended October 4, 2014 and September 28, 2013 totaled $1.2 million and $1.1 million, respectively while the nine months ended October 4, 2014 and September 28, 2013 totaled $6.1 million and $2.3 million, respectively. Non-operating expenses for the quarters ended October 4, 2014 and September 28, 2013 totaled $4.9 million and $1.8 million, respectively while the nine months ended October 4, 2014 and September 28, 2013 totaled $7.9 million and $5.9 million, respectively.

14.	Income Taxes:

The tax provision for the nine months ended October 4, 2014, was calculated on a national jurisdiction basis. The Company accounts for its provision for income taxes in accordance with ASC 740 – Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period. However, the authoritative guidance allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate provides a better estimate of the income tax provision. For the nine months ended October 4, 2014, the discrete method was used to calculate the Company’s U.S. and Canadian interim tax expense as management determined that it provided a more reliable estimate of year-to-date income tax expense.

Based on the reported loss before income taxes for the nine months ended October 4, 2014, the Company had an income tax benefit of $50.6 million, consisting of a $46.7 million U.S. tax benefit and a $3.9 million foreign tax benefit, and an effective tax benefit rate under the discrete method of 34.1%. For the nine months ended September 28, 2013, the Company had an income tax benefit of $8.9 million, consisting of a $7.2 million U.S. tax benefit and a $1.7 million foreign tax benefit, and an effective tax benefit rate of 29.8%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate decreasing the rate by 0.8%.

At October 4, 2014, the Company has a net deferred tax liability of $290.3 million, of which, $21.2 million was recorded as a current deferred tax asset and $311.5 million was recorded as a non-current deferred tax liability. The net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the TPG Merger, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries.

At October 4, 2014, the Company had unrecognized tax benefits of $0.6 million, of which $0.6 million is included within other liabilities within the accompanying condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $0.1 million as of October 4, 2014. In addition, $0.5 million is related to temporary timing differences. During the next 12 months, management does not believe that it is reasonably possible that any of the unrecognized tax benefits will be recognized.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions of federal and state-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2010 – 2013 remain open to examination by the Internal Revenue Service. The tax years 2009 – 2013 remain open to examination by other major taxing jurisdictions to which the Company is subject (primarily Canada and other state and local jurisdictions).

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

15.	Stockholder’s Equity:

On January 31, 2014, TPG and certain co-investors contributed $50.0 million through the purchase of 33.3 million shares of common stock in Holdings indirect parent company, ATD Corporation. The proceeds from this equity contribution were used to fund a portion of the Hercules Closing Purchase Price. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

16.	Commitments and Contingencies:

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. While the ultimate outcome cannot be determined, management does not believe that any of these matters will have a material adverse effect on the Company’s business or financial condition. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes.

Guaranteed Lease Obligations

The Company remains liable as a guarantor on certain leases related to the Winston Tire Company, which was sold in 2001. As of October 4, 2014, the Company’s total obligations are $1.4 million extending over five years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of $1.2 million. A provision has been made for the net present value of the estimated shortfall.

17.	Discontinued Operations:

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it was management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria had been met, the related assets and liabilities of the commercial and retread businesses were classified as held for sale within the accompanying condensed consolidated balance sheet. On July 31, 2014, the Company completed a transaction to sell the commercial and retread businesses for cash proceeds of $3.9 million. The carrying value of the commercial and retread businesses was $4.0 million. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments which resulted in a payment due to the buyer of approximately $0.2 million. Accordingly, the Company has recognized a pre-tax loss on the sale of discontinued operations of $0.3 million within the accompanying condensed consolidated statements of comprehensive income (loss) for the quarter and nine months ended October 4, 2014.

The Company has reflected the results of Terry’s Tire’s commercial and retread businesses as discontinued operations in the accompanying condensed consolidated statement of comprehensive income (loss) for the quarter and nine months ended October 4, 2014. The components of income (loss) from discontinued operations, net of tax for the quarter and nine months ended October 4, 2014 were as follows:

	Quarter	Nine Months
	Ended	Ended
	October 4,	October 4,
In thousands	2014	2014
Net sales	$2,084	$7,502

Income (loss) from operations before income taxes	$(91)	$(165)
Loss on sale before income taxes	(346)	(346)
Income tax provision (benefit)	(154)	(180)

Income (loss) from discontinued operations, net of tax	$(283)	$(331)

18.	Subsequent Events:

On November 3, 2014, TriCan completed the acquisition of three small Canadian wholesale distributors located in the province of British Columbia. The acquisition was funded through the Company’s existing ABL credit facility. The Company does not believe the acquisitions of these three small wholesale distributors are material transactions, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combination. As a result, the information is not presented.

On October 17, 2014, the Company entered into two forward-starting interest rate swaps (collectively the “4Q14 Swaps”) each of which are used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The 4Q14 Swaps in place cover an aggregate notional amount of $600.0 million, of which $300.0 million becomes effective in January 2016 at a fixed interest rate of 2.29% and will expire in January 2021 and $300.0 million becomes effective in January 2017 at a fixed interest rate of 2.44% and will expire in January 2020. The counterparty to each swap is a major financial institution. The 4Q14 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract will be recognized in net income (loss) in the condensed consolidated statement of comprehensive income (loss) beginning in fourth quarter 2014.

19.	Subsidiary Guarantor Financial Information:

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

At the beginning of fiscal 2014, the Company merged a subsidiary that previously was a non-guarantor of the Senior Subordinated Notes, Tire Distributors, Inc., into ATDI. As a result of this merger, the consolidating balance sheet as of December 28, 2013, the consolidating statement of comprehensive income (loss) for the quarter and nine months ended September 28, 2013 and the consolidating cash flow for the nine months ended September 28, 2013 have been retroactively adjusted to reflect the post-merger legal entity structure. Terry’s Tire and Hercules’ U.S. subsidiary became guarantors of the Senior Subordinated Notes in the first quarter of 2014.

The condensed consolidating financial information for the Company is as follows:

	As of October 4, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,957	$1,278	$5,524	$—	$23,759
Accounts receivable, net	—	374,338	24,977	85,753	—	485,068
Inventories	—	819,010	109,489	193,917	—	1,122,416
Assets held for sale	—	—	—	—	—	—
Income tax receivable	—	26,681	441	3,706	—	30,828
Intercompany receivables	95,051	—	175,104	19,880	(290,035)	—
Other current assets	—	31,478	9,916	2,977	—	44,371

Total current assets	95,051	1,268,464	321,205	311,757	(290,035)	1,706,442

Property and equipment, net	—	163,016	31,048	16,352	—	210,416
Goodwill and other intangible assets, net	418,592	624,575	478,691	281,770	—	1,803,628
Investment in subsidiaries	117,708	981,991	51,743	—	(1,151,442)	—
Other assets	—	50,627	3,283	716	—	54,626

Total assets	$631,351	$3,088,673	$885,970	$610,595	$(1,441,477)	$3,775,112

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$571,977	$94,505	$104,116	$—	$770,598
Accrued expenses	—	60,901	14,885	23,950	—	99,736
Liabilities held for sale	—	—	—	—	—	—
Current maturities of long-term debt	—	7,782	2,057	—	—	9,839
Intercompany payables	—	230,651	—	59,384	(290,035)	—

Total current liabilities	—	871,311	111,447	187,450	(290,035)	880,173

Long-term debt	—	1,854,113	4,139	68,412	—	1,926,664
Deferred income taxes	—	230,199	58,304	23,020	—	311,523
Other liabilities	—	15,342	5,027	5,032	—	25,401
Stockholder’s equity:
Intercompany investment	—	280,622	748,873	385,785	(1,415,280)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	811,750	17,485	—	—	(17,485)	811,750
Accumulated earnings (deficit)	(155,141)	(155,141)	(39,259)	(33,482)	227,882	(155,141)
Accumulated other comprehensive income (loss)	(25,258)	(25,258)	(2,561)	(25,622)	53,441	(25,258)

Total stockholder’s equity	631,351	117,708	707,053	326,681	(1,151,442)	631,351

Total liabilities and stockholder’s equity	$631,351	$3,088,673	$885,970	$610,595	$(1,441,477)	$3,775,112

	As of December 28, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$22,352	$—	$13,408	$—	$35,760
Accounts receivable, net	—	265,551	—	39,696	—	305,247
Inventories	—	714,235	—	58,498	—	772,733
Assets held for sale	—	910	—	—	—	910
Income tax receivable	—	369	—	—	—	369
Intercompany receivables	45,052	—	60,188	12,086	(117,326)	—
Other current assets	—	24,495	4,877	6,031	—	35,403

Total current assets	45,052	1,027,912	65,065	129,719	(117,326)	1,150,422

Property and equipment, net	—	140,712	343	6,801	—	147,856
Goodwill and other intangible assets, net	418,592	667,996	1,450	129,589	—	1,217,627
Investment in subsidiaries	229,330	196,624	—	—	(425,954)	—
Other assets	—	42,468	308	645	—	43,421

Total assets	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$527,080	$2,255	$34,356	$—	$563,691
Accrued expenses	—	43,375	48	4,300	—	47,723
Current maturities of long-term debt	—	558	6	—	—	564
Intercompany payables	—	85,172	1,110	31,044	(117,326)	—

Total current liabilities	—	656,185	3,419	69,700	(117,326)	611,978

Long-term debt	—	930,012	3	36,421	—	966,436
Deferred income taxes	—	246,897	587	23,092	—	270,576
Other liabilities	—	13,288	18	4,056	—	17,362
Stockholder’s equity:
Intercompany investment	—	280,622	64,935	160,253	(505,810)	—
Common stock	—	—	—	—	—	—
Additional paid-in capital	758,972	14,706	—	—	(14,706)	758,972
Accumulated earnings (deficit)	(56,898)	(56,898)	(1,796)	(17,294)	75,988	(56,898)
Accumulated other comprehensive income (loss)	(9,100)	(9,100)	—	(9,474)	18,574	(9,100)

Total stockholder’s equity	692,974	229,330	63,139	133,485	(425,954)	692,974

Total liabilities and stockholder’s equity	$692,974	$2,075,712	$67,166	$266,754	$(543,280)	$2,559,326

Condensed consolidating statements of comprehensive income (loss) for the quarters ended October 4, 2014 and September 28, 2013 are as follows:

	For the Quarter Ended October 4, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,093,114	$56,875	$174,440	$—	$1,324,429
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	914,749	39,406	146,758	—	1,100,913
Selling, general and administrative expenses	—	138,826	20,590	28,249	—	187,665
Management fees	—	1,810	—	—	—	1,810
Transaction expenses	—	9,704	6,315	4,115	—	20,134

Operating income (loss)	—	28,025	(9,436)	(4,682)	—	13,907
Other (expense) income:
Interest expense	—	(30,754)	(397)	(997)	—	(32,148)
Loss on extinguishment of debt	—	(82)	—	—	—	(82)
Other, net	—	75	(232)	(3,569)		(3,726)
Equity earnings of subsidiaries	(14,683)	(13,411)	(2,552)	—	30,646	—

Income (loss) from continuing operations before income taxes	(14,683)	(16,147)	(12,617)	(9,248)	30,646	(22,049)
Income tax provision (benefit)	—	(1,464)	(3,732)	(2,453)	—	(7,649)

Income (loss) from continuing operations	(14,683)	(14,683)	(8,885)	(6,795)	30,646	(14,400)
Income (loss) from discontinued operations	—	—	(283)	—	—	(283)

Net income (loss)	$(14,683)	$(14,683)	$(9,168)	$(6,795)	$30,646	$(14,683)

Comprehensive income (loss)	$(31,419)	$(31,419)	$(11,800)	$(23,486)	$66,705	$(31,419)

	For the Quarter Ended September 28, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$901,963	$—	$85,931	$—	$987,894
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	748,988	—	68,556	—	817,544
Selling, general and administrative expenses	—	127,603	76	17,087	—	144,766
Management fees	—	1,587	—	—	—	1,587
Transaction expenses	—	980	—	35	—	1,015

Operating income (loss)	—	22,805	(76)	253	—	22,982
Other (expense) income:
Interest expense	—	(20,092)	—	(533)	—	(20,625)
Other, net	—	(848)	—	200	—	(648)
Equity earnings of subsidiaries	1,224	(88)	—	—	(1,136)	—

Income (loss) from operations before income taxes	1,224	1,777	(76)	(80)	(1,136)	1,709
Income tax provision (benefit)	—	553	(21)	(47)	—	485

Net income (loss)	$1,224	$1,224	$(55)	$(33)	$(1,136)	$1,224

Comprehensive income (loss)	$4,292	$4,292	$(55)	$2,967	$(7,204)	$4,292

Condensed consolidating statements of comprehensive income (loss) for the nine months ended October 4, 2014 and September 28, 2013 are as follows:

	For the Nine Months Ended October 4, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,001,613	$285,178	$380,689	$—	$3,667,480
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,508,748	259,004	313,851	—	3,081,603
Selling, general and administrative expenses	—	423,643	68,072	77,263	—	568,978
Management fees	—	17,385	—	—	—	17,385
Transaction expenses	—	17,804	14,081	8,425	—	40,310

Operating income (loss)	—	34,033	(55,979)	(18,850)	—	(40,796)
Other (expense) income:
Interest expense	—	(85,080)	(1,264)	(2,426)	—	(88,770)
Loss on extinguishment of debt		(17,195)	—	—	—	(17,195)
Other, net	—	(900)	182	(1,058)	—	(1,776)
Equity earnings of subsidiaries	(98,243)	(53,456)	(195)	—	151,894	—

Income (loss) from continuing operations before income taxes	(98,243)	(122,598)	(57,256)	(22,334)	151,894	(148,537)
Income tax provision (benefit)	—	(24,355)	(19,934)	(6,336)	—	(50,625)

Income (loss) from continuing operations	(98,243)	(98,243)	(37,322)	(15,998)	151,894	(97,912)
Income (loss) from discontinued operations	—	—	(141)	(190)	—	(331)

Net income (loss)	$(98,243)	$(98,243)	$(37,463)	$(16,188)	$151,894	$(98,243)

Comprehensive income (loss)	$(114,401)	$(120,163)	$(40,024)	$(29,796)	$189,983	$(114,401)

	For the Nine Months Ended September 28, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
In thousands	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,598,714	$3	$184,230	$—	$2,782,947
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	—	2,173,921	—	154,271	—	2,328,192
Selling, general and administrative expenses	—	377,755	678	39,158	—	417,591
Management fees	—	3,833	—	—	—	3,833
Transaction expenses	—	3,821	—	483	—	4,304

Operating income (loss)	—	39,384	(675)	(9,682)	—	29,027
Other (expense) income:
Interest expense	—	(54,077)	(33)	(1,142)	—	(55,252)
Other, net	—	(2,872)	2	(686)	—	(3,556)
Equity earnings of subsidiaries	(20,904)	(8,786)	—	—	29,690	—

Income (loss) from operations before income taxes	(20,904)	(26,351)	(706)	(11,510)	29,690	(29,781)
Income tax provision (benefit)	—	(5,447)	(215)	(3,215)	—	(8,877)

Net income (loss)	$(20,904)	$(20,904)	$(491)	$(8,295)	$29,690	$(20,904)

Comprehensive income (loss)	$(24,959)	$(24,959)	$(491)	$(12,537)	$37,987	$(24,959)

Condensed consolidating statements of cash flows for the nine months ended October 4, 2014 and September 28, 2013 are as follows:

In thousands	For the Nine Months Ended October 4, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(50,000)	$(192,331)	$(11,870)	$140,402	$—	$(113,799)

Net cash provided by (used in) discontinued operations	—	—	1,422	140	—	1,562

Net cash provided by (used in) operations	(50,000)	(192,331)	(10,448)	140,542	—	(112,237)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(683,938)	13,647	(173,002)	—	(843,293)
Purchase of property and equipment	—	(42,682)	(3,218)	(6,010)	—	(51,910)
Purchase of assets held for sale	—	(28)	—	—	—	(28)
Proceeds from disposal of discontinued operations	—	—	3,104	750		3,854
Proceeds from sale of property and equipment	—	94	206	83	—	383
Proceeds from disposal of assets held for sale	—	784	—	—	—	784

Net cash provided by (used in) continuing investing activities	—	(725,770)	13,739	(178,179)	—	(890,210)

Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(725,770)	13,739	(178,179)	—	(890,210)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	3,335,053	—	77,912	—	3,412,965
Repayments of revolving credit facility	—	(3,092,582)	—	(45,093)	—	(3,137,675)
Outstanding checks	—	(3,710)	—	—	—	(3,710)
Payments of other long-term debt	—	(3,807)	(2,013)	—	—	(5,820)
Payments of deferred financing costs	—	(15,661)	—	(290)	—	(15,951)
Payment for Senior Secured Notes redemption	—	(246,900)	—	—	—	(246,900)
Proceeds from issuance of long-term debt	—	940,313	—	—	—	940,313
Equity contribution	50,000	—	—	—	—	50,000

Net cash provided by (used in) continuing financing activities	50,000	912,706	(2,013)	32,529	—	993,222

Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	50,000	912,706	(2,013)	32,529	—	993,222

Effect of exchange rate changes on cash	—	—	—	(2,776)		(2,776)

Net increase (decrease) in cash and cash equivalents	—	(5,395)	1,278	(7,884)	—	(12,001)
Cash and cash equivalents - beginning of period	—	22,352	—	13,408	—	35,760

Cash and cash equivalents - end of period	$—	$16,957	$1,278	$5,524	$—	$23,759

In thousands	For the Nine Months Ended September 28, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operations	$—	$13,642	$5	$25,500	$—	$39,147

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,347)	—	(69,219)	—	(70,566)
Purchase of property and equipment	—	(31,577)	—	(3,347)	—	(34,924)
Purchase of assets held for sale	—	(1,924)	—	—	—	(1,924)
Proceeds from sale of property and equipment	—	70	—	18	—	88
Proceeds from disposal of assets held for sale	—	5,389	—	—	—	5,389

Net cash provided by (used in) investing activities	—	(29,389)	—	(72,548)	—	(101,937)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	2,146,992	—	92,566	—	2,239,558
Repayments of revolving credit facility	—	(2,118,942)	—	(49,895)	—	(2,168,837)
Outstanding checks	—	(3,582)	—	—	—	(3,582)
Payments of other long-term debt	—	(287)	(5)	—	—	(292)
Payments of deferred financing costs	—	(597)	—	(509)	—	(1,106)

Net cash provided by (used in) financing activities	—	23,584	(5)	42,162	—	65,741

Effect of exchange rate changes on cash	—	—	—	(1,581)		(1,581)

Net increase (decrease) in cash and cash equivalents	—	7,837	—	(6,467)	—	1,370
Cash and cash equivalents - beginning of period	—	12,346	—	13,605	—	25,951

Cash and cash equivalents - end of period	$—	$20,183	$—	$7,138	$—	$27,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are the largest distributor of replacement tires in North America based on dollar amount of wholesale sales and number of warehouses. We provide a wide range of products and value-added services to customers in each of the key market channels to enable tire retailers to more effectively service and grow sales to consumers. Through our network of more than 140 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing more than 40,000 SKUs to approximately 80,000 customers (approximately 73,000 in the Unites States. and 7,000 in Canada). We estimate that our share of the replacement passenger and light truck tire market in 2013, after giving effect to our recently completed acquisitions, would have been approximately 14% in the United States, up from approximately 1% in 1996, and approximately 21% in Canada.

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

We believe we distribute one of the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flagship brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers, and through our acquisition of The Hercules Tire & Rubber Company we also own and market our proprietary Hercules® brand, the number one private brand in North America in 2013 based on unit sales. In addition, we sell custom wheels and accessories and related tire supplies and tools. In fiscal 2013, tire sales accounted for 97.4% of our net sales, with sales of passenger and light truck tires accounting for 82.3% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 2.6% of our net sales. We believe that our large and diverse product offering allows us to penetrate the replacement tire market across a broad range of price points.

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

From 1955 through 2013, U.S. replacement tire unit shipments increased by an average of approximately 3% per year. We believe that we are experiencing the beginning of a recovery after a prolonged downturn, which began in 2008, for the replacement tire market. Replacement tire unit shipments were up 4.4% in the United States and 0.7% in Canada in 2013 as compared to 2012, as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven impacted the U.S. and Canadian replacement tire markets favorably. The Rubber Manufacturers Association (“RMA”) projects that replacement tire shipments will increase by approximately 2% in the United States in 2014 as compared to 2013, as demand drivers continue to strengthen.

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

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Trail Tire Purchase Agreement”) with Trail Tire Distributors Ltd. (“Trail Tire”) and the shareholders and principals of Trail Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada. We believe the acquisition of Trail Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Trail Tire acquisition closed for aggregate cash consideration of approximately $20.8 million (the “Trail Tire Purchase Price”). The aggregate cash consideration was funded through borrowings under our existing ABL credit facility. The Trail Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, we finalized the post-closing working capital adjustments in accordance with the Trail Tire Purchase Agreement. This adjustment increased the Trail Tire Purchase Price by $1.5 million to $22.3 million with a corresponding increase to goodwill of $1.5 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Extreme Purchase Agreement”) with Extreme Wheel Distributors Ltd. (“Extreme”) and the shareholder and principal of Extreme, pursuant to which TriCan agreed to acquire the wholesale distribution business of Extreme. Extreme is a wholesale distributor of wheels and related accessories in Canada. We believe the acquisition of Extreme will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Extreme acquisition closed for aggregate cash consideration of approximately $6.5 million (the “Extreme Purchase Price”). The aggregate cash consideration was funded through borrowings under our existing ABL credit facility. The Extreme Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, we finalized the post-closing working capital adjustments in accordance with the Extreme Purchase Agreement. This adjustment increased the Extreme Purchase Price by $0.7 million to $7.2 million with a corresponding increase to goodwill of $0.7 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Kirks Tire Purchase Agreement”) with Kirks Tire Ltd. (“Kirks Tire”), and the shareholders and principals of Kirks Tire, pursuant to which TriCan agreed to acquire the wholesale distribution business of Kirks Tire. Kirks Tire is engaged in (i) the wholesale distribution of tires, tire parts, tire accessories and related equipment and (ii) the retail sale and installation of tires, tire parts, and tire accessories and the manufacturing and sale of retread tires. Kirks Tire’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. We believe the acquisition of Kirks Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Kirks Tire acquisition closed for aggregate cash consideration of approximately $73.0 million (the “Kirks Tire Purchase Price”). The Kirks Tire Purchase Price was funded through borrowings under our existing ABL credit facility. The Kirks Tire Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, we finalized the post-closing working capital adjustments in accordance with the Kirks Tire Purchase Agreement. This adjustment increased the Kirks Tire Purchase Price by $4.7 million to $77.7 million with a corresponding increase to goodwill of $4.7 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Edmonton Purchase Agreement”) with Regional Tire Distributors (Edmonton) Inc. (“RTD Edmonton”) and the shareholders and principals of RTD Edmonton, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Edmonton. RTD Edmonton is a wholesale distributor of tires, tire parts, tire accessories and related equipment. We believe the acquisition of RTD Edmonton will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The RTD Edmonton acquisition closed for aggregate cash consideration of approximately $31.9 million (the “RTD Edmonton Purchase Price”). The RTD Edmonton Purchase Price was funded through borrowings under our existing ABL credit facility. The RTD Edmonton Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, we finalized the post-closing working capital adjustments in accordance with the RTD Edmonton Purchase Agreement. This adjustment increased the RTD Edmonton Purchase Price by $0.5 million to $32.4 million with a corresponding increase to goodwill of $0.5 million.

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “RTD Calgary Purchase Agreement”) with Regional Tire Distributors (Calgary) Inc. (“RTD Calgary”) and the shareholders and principals of RTD Calgary, pursuant to which TriCan agreed to acquire the wholesale distribution business of RTD Calgary. RTD Calgary is a wholesale distributor of tires, tire parts, tire accessories and related equipment. We believe the acquisition of RTD Calgary will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada. .

The RTD Calgary acquisition closed for aggregate cash consideration of approximately $20.7 million (the “RTD Calgary Purchase Price”). The RTD Calgary Purchase Price was funded by borrowings under our existing ABL credit facility. The RTD Calgary Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, we finalized the post-closing working capital adjustments in accordance with the RTD Calgary Purchase Agreement. This adjustment increased the RTD Calgary Purchase Price by $3.6 million to $24.3 million with a corresponding increase to goodwill of $3.6 million.

On March 28, 2014, we completed the acquisition of Terry’s Tire Town Holdings, Inc., an Ohio corporation (“Terry’s Tire” and such acquisition, the “Terry’s Tire Acquisition”). Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the internet. Terry’s Tire operated 10 distribution centers spanning from Virginia to Maine and in Ohio. We believe the acquisition of Terry’s Tire will enhance our market position in these areas and aligns with our distribution centers, especially our new distribution centers that we opened over the past two years in the Northeast and Ohio.

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

As part of the acquisition of Terry’s Tire, we acquired Terry’s Tire commercial and retread businesses. As our core business does not include commercial and retread operations, we decided to divest these businesses. On July 31, 2014, we sold the commercial and retread businesses acquired as part of the Terry’s Tire acquisition for $3.9 million.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holdings”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”). Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing, and selling replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States., six distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules® brand, which is one of the most sought-after proprietary tire brands in the industry. We believe the acquisition of Hercules will strengthen our presence in major markets such as California, Texas and Florida in addition to increasing our presence in Canada. Additionally, we believe Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow us to capitalize on the growing import market, as well as, provide the ability to expand the international sales of the Hercules® brand, which in 2013 had a 2% market share of the passenger and light truck market in North America and a 3% market share of highway truck tires in North America.

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

On January 17, 2014, TriCan entered into an Asset Purchase Agreement with Kipling Tire Co. LTD (“Kipling”) pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. We believe this acquisition further strengthened TriCan’s presence in the Southern Ontario region of Canada.

Credit Agreement Amendment

In addition, on June 16, 2014, we amended our credit agreement relating to our senior secured term loan facility to borrow an additional $340 million on the same terms as our existing Term Loan (as defined below). Pursuant to the amendment, until August 15, 2014, we also had the right to borrow up to an additional $80 million on the same terms as our existing Term Loan. We borrowed this additional amount at the end of second quarter 2014. The proceeds from these additional borrowings were or will be used to redeem all amounts outstanding under our Senior Secured Notes (as defined below) and pay related fees and expenses, as well as for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarter, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 4, 2014 and September 28, 2013 each contain operating results for 13 weeks. The nine months ended October 4, 2014 contains operating results for 40 weeks while the nine months ended September 28, 2013 contains operating results for 39 weeks. It should be noted that our quarter-end reporting dates are different from our recently acquired Hercules subsidiary. Hercules has calendar quarter-end reporting dates with their third quarter of 2014 ending on September 30. There were no significant changes to the business subsequent to Hercules’ fiscal period end that would have a material impact on the condensed consolidated balance sheet or condensed consolidated statement of comprehensive income (loss) as of and for the quarter ended October 4, 2014. Terry’s Tire, Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary each converted to our quarter-end reporting date during the quarter ended October 4, 2014.

Quarter Ended October 4, 2014 Compared to the Quarter Ended September 28, 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

			Period Over	Period Over	Percentage of Net Sales
	Quarter	Quarter	Period	Period	For the Respective
	Ended	Ended	Change	% Change	Period Ended
	October 4,	September 28,	Favorable	Favorable	October 4,	September 28,
In thousands	2014	2013	(unfavorable)	(unfavorable)	2014	2013
Net sales	$1,324,429	$987,894	$336,535	34.1%	100.0%	100.0%
Cost of goods sold	1,100,913	817,544	(283,369)	(34.7%)	83.1%	82.8%
Selling, general and administrative expenses	187,665	144,766	(42,899)	(29.6%)	14.2%	14.7%
Management fees	1,810	1,587	(223)	(14.1%)	0.1%	0.2%
Transaction expenses	20,134	1,015	(19,119)	(1,883.6%)	1.5%	0.1%

Operating income (loss)	13,907	22,982	(9,075)	(39.5%)	1.1%	2.3%
Other income (expense):
Interest expense	(32,148)	(20,625)	(11,523)	(55.9%)	(2.4%)	(2.1%)
Loss on extinguishment of debt	(82)	—	(82)	(100.0%)	(0.0%)	0.0%
Other, net	(3,726)	(648)	(3,078)	(475.0%)	(0.3%)	(0.1%)

Income (loss) from continuing operations before income taxes	(22,049)	1,709	(23,758)	(1,390.2%)	(1.7%)	0.2%
Provision (benefit) for income taxes	(7,649)	485	(8,134)	(1,677.1%)	(0.6%)	0.0%

Income (loss) from continuing operations	(14,400)	1,224	(15,624)	(1,276.5%)	(1.1%)	0.1%
Income (loss) from discontinued operations , net of tax	(283)	—	(283)	(100.0%)	(0.0%)	0.0%

Net income (loss)	$(14,683)	$1,224	$(15,907)	(1,299.6%)	(1.1%)	0.1%

Net Sales

Net sales for the quarter ended October 4, 2014 were $1,324.4 million, a $336.5 million, or 34.1%, increase, as compared with the quarter ended September 28, 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of Wholesale Tire Distributors (“WTD”) and Tire Distributors, Inc. (“TDI”). These growth initiatives added $265.6 million of incremental sales in the third quarter of 2014. In addition, we experienced an increase in comparable tire unit sales of $90.2 million primarily driven by an overall stronger sales unit environment. However, these increases were partially offset by lower net tire pricing of $20.3 million, primarily driven by competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for the quarter ended October 4, 2014 were $1,100.9 million, a $283.4 million, or 34.7%, increase, as compared with the quarter ended September 28, 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of WTD and TDI. These growth initiatives added $219.9 million of incremental costs in the third quarter of 2014. Cost of goods sold for the quarter ended October 4, 2014 also includes $2.9 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary as compared to $0.1 million during the quarter ended September 28, 2013. In addition, an overall stronger sales unit environment increased cost of goods sold by $74.8 million. These increases were partially offset by lower net tire pricing of $16.9 million.

Cost of goods sold as a percentage of net sales was 83.1% for the quarter ended October 4, 2014, an increase compared with 82.8% for the quarter ended September 28, 2013. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $2.9 million non-cash amortization of the inventory step-up recorded in connection with the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton and RTD Calgary. This increase had a 0.2% impact on cost of goods sold as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended October 4, 2014 were $187.7 million, a $42.9 million, or 29.6%, increase as compared with the quarter ended September 28, 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of WTD and TDI. Combined, these factors added $41.9 million of incremental costs to the third quarter of 2014. In addition, we also experienced a $2.3 million increase in occupancy & vehicle expense due to higher costs as we expanded several of our distribution centers to better service our existing customers as well as a higher overall consumption of fuel and other vehicle related expenses.

Selling, general and administrative expenses as a percentage of net sales were 14.2% for the quarter ended October 4, 2014, a decrease compared with 14.7% for the quarter ended September 28, 2013. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by our consolidation of the acquired Hercules and Terry’s Tire distribution centers predominately resulting in lower compensation and occupancy costs. This decrease was partially offset by higher depreciation and amortization expense between periods which resulted in a 0.4% increase in selling, general and administrative expenses as a percentage of net sales.

Management Fees

Management fees for the quarter ended October 4, 2014 of $1.8 million represents a monitoring fee paid to our sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors.

Transaction Expenses

Transaction expenses for the quarter ended October 4, 2014 were $20.1 million and were primarily related to costs associated with the acquisition and integration of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the quarter ended September 28, 2013, transaction expenses of $1.0 million primarily related to costs associated with our acquisitions of TDI and RTD, as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the quarter ended October 4, 2014 was $32.1 million, a $11.5 million, or 55.9%, increase compared with the quarter ended September 28, 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility, Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our 2014 acquisitions and the redemption of our Senior Secured Notes. This increase was partially offset by lower interest expense related to the redemption of our Senior Secured Notes in June 2014 as well as changes in the fair value of our interest rate swaps, which resulted in a $2.6 million decrease in interest expense.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the quarter ended October 4, 2014 of $0.1 million related to legal fees in connection with the early redemption of all $250.0 million aggregate principal amount of our 9.75% Senior Secured Notes on June 16, 2014.

Provision (Benefit) for Income Taxes

Our income tax benefit for the quarter ended October 4, 2014 was $7.6 million, based on pre-tax loss of $22.1 million; our effective tax rate under the discrete method was 34.5%. For the quarter ended September 28, 2013, we recorded an income tax provision of $0.5 million, based on a pre-tax income of $1.7 million; our effective tax rate was 28.4%. The effective rate of the quarter-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate and the impact of several non-deductable tax items as well as our state effective tax rate, a result based on our legal entity tax structure and individual state tax filing requirements.

Nine Months Ended October 4, 2014 Compared to the Nine Months Ended September 28, 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

			Period Over	Period Over	Percentage of Net Sales
	Nine Months	Nine Months	Period	Period	For the Respective
	Ended	Ended	Change	% Change	Period Ended
	October 4,	September 28,	Favorable	Favorable	October 4,	September 28,
In thousands	2014	2013	(unfavorable)	(unfavorable)	2014	2013
Net sales	$3,667,480	$2,782,947	$884,533	31.8%	100.0%	100.0%
Cost of goods sold	3,081,603	2,328,192	(753,411)	(32.4%)	84.0%	83.7%
Selling, general and administrative expenses	568,978	417,591	(151,387)	(36.3%)	15.5%	15.0%
Management fees	17,385	3,833	(13,552)	(353.6%)	0.5%	0.1%
Transaction expenses	40,310	4,304	(36,006)	(836.6%)	1.1%	0.2%

Operating income (loss)	(40,796)	29,027	(69,823)	(240.5%)	-1.1%	1.0%
Other income (expense):
Interest expense	(88,770)	(55,252)	(33,518)	(60.7%)	-2.4%	-2.0%
Loss on extinguishment of debt	(17,195)	—	(17,195)	(100.0%)	-0.5%	0.0%
Other, net	(1,776)	(3,556)	1,780	50.1%	0.0%	-0.1%

Income (loss) from continuing operations before income taxes	(148,537)	(29,781)	(118,756)	(398.8%)	-4.1%	-1.1%
Provision (benefit) for income taxes	(50,625)	(8,877)	41,748	470.3%	-1.4%	-0.3%

Income (loss) from continuing operations	(97,912)	(20,904)	(77,008)	(368.4%)	-2.7%	-0.8%
Income (loss) from discontinued operations, net of tax	(331)	—	(331)	(100.0%)	0.0%	0.0%

Net income (loss)	$(98,243)	$(20,904)	$(77,339)	(370.0%)	-2.7%	-0.8%

Net Sales

Net sales for the nine months ended October 4, 2014 were $3,667.5 million, a $884.5 million, or 31.8%, increase, as compared with the nine months ended September 28, 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire and our 2013 acquisitions of WTD, TDI and RTD. These growth initiatives added $729.9 million of incremental sales during the nine month period of 2014. In addition, we experienced an increase in comparable tire unit sales of $224.5 million primarily driven by an overall stronger sales unit environment and the inclusion of five additional selling days in our first quarter of 2014 which contributed approximately $47.0 million to the unit increase. However, these increases were partially offset by lower net tire pricing of $67.4 million, primarily driven by manufacturer marketing specials, competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for the nine months ended October 4, 2014 were $3,081.6 million, a $753.4 million, or 32.4%, increase, as compared with the nine months ended September 28, 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of RTD, WTD and TDI. These growth initiatives added $604.8 million of incremental costs during the nine month period of 2014. Cost of goods sold for the nine months ended October 4, 2014 also includes $34.5 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire, Hercules and WTD as compared to $5.0 million during the nine months ended September 28, 2013. In addition, the inclusion of five additional selling days in our first quarter of 2014 and an overall stronger sales unit environment increased cost of goods sold by $186.8 million (of which approximately $39.1 million was due to the five additional selling days). These increases were partially offset by lower net tire pricing of $56.1 million.

Cost of goods sold as a percentage of net sales was 84.0% for the nine months ended October 4, 2014, an increase compared with 83.7% for the nine months ended September 28, 2013. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $34.5 million non-cash amortization of the inventory step-up recorded in connection with the Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire, Hercules and WTD acquisitions. This increase had a 0.9% impact on cost of goods sold as a percentage of net sales. Excluding the non-cash amortization of the inventory step-up, the decrease in cost of goods sold as a percentage of net sales was primarily driven by the margin contribution of the Hercules brand, a lower level of manufacturer price repositioning this year as compared to the prior year, and an incremental benefit from manufacturer programs during the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended October 4, 2014 were $569.0 million, a $151.4 million, or 36.3%, increase as compared with the nine months ended September 28, 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of RTD, WTD and TDI. Combined, these factors added $126.7 million of incremental costs to the nine month period of 2014. In addition, we also experienced a $17.7 million increase in salaries and wage expense primarily due to higher sales volume and related headcount, higher incentive and commission compensation and the inclusion of five additional selling days in our first quarter of 2014, which contributed approximately $3.8 million to the year-over-year increase. Additionally, occupancy and vehicle expense increased $4.6 million due to higher cost as we expanded several of our distribution centers to better service our existing customers as well as higher overall fuel consumption and other vehicle related expenses.

Selling, general and administrative expenses as a percentage of net sales were 15.5% for the nine months ended October 4, 2014, an increase compared with 15.0% for the nine months ended September 28, 2013. The increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in costs associated with our growth expansion of recently opened and acquired distribution centers, as our consolidation of the Hercules distribution centers was not finalized until the latter part of the third quarter and the consolidation of the Terry’s Tire’s distribution centers did not commence until the latter part of the second quarter and extended through the latter part of the third quarter.

Management Fees

Management fees for the nine months ended October 4, 2014 of $17.4 million represents a monitoring fee paid to our sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors. In addition, the nine months ended October 4, 2014 includes a $13.5 million fee paid to TPG in connection with the acquisitions of Terry’s Tire and Hercules.

Transaction Expenses

Transaction expenses for the nine months ended October 4, 2014 were $40.3 million and were primarily related to costs associated with the acquisition and integration of Trail Tire, Extreme, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. During the nine months ended September 28, 2013, transaction expenses of $4.3 million primarily related to costs associated with our acquisitions of TDI, RTD and TriCan, as well as with expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for the nine months ended October 4, 2014 was $88.8 million, a $33.5 million, or 60.7%, increase compared with the nine months ended September 28, 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility, Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our 2014 acquisitions and the redemption of our Senior Secured Notes. This increase was partially offset by lower interest expense related to the redemption of our Senior Secured Notes in June 2014 as well as changes in the fair value of our interest rate swaps, which resulted in a decrease of $1.4 million in interest expense.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended October 4, 2014 of $17.2 million related to the early redemption of all $250.0 million aggregate principal amount of our 9.75% Senior Secured Notes on June 16, 2014 at a redemption price of 104.875% of the principal amount. Additionally, the loss on extinguishment of debt includes approximately $4.9 million related to the write-off of the unamortized original issuance discount and unamortized deferred financing fees associated with the Senior Secured Notes.

Provision (Benefit) for Income Taxes

Our income tax benefit for the nine months ended October 4, 2014 was $50.6 million, based on pre-tax loss of $148.5 million; our effective tax rate under the discrete method was 34.1%. For the nine months ended September 28, 2013, we had an income tax benefit of $8.9 million, consisting of a $7.2 million U.S. tax benefit and a $1.7 million foreign tax benefit, and an effective tax benefit rate of 29.8%. The effective rate of the year-to-date tax benefit is lower than the statutory income tax rate primarily due to earnings in a foreign jurisdiction taxed at rates lower than the statutory U.S. federal rate decreasing the rate by 0.8%.

Liquidity and Capital Resources

Overview

The following table contains several key measures that we think are relevant to our financial condition and liquidity:

	October 4,	December 28,
In thousands	2014	2013
Cash and cash equivalents	$23,759	$35,760
Working capital	826,269	538,444
Total debt	1,936,503	967,000
Total stockholder’s equity	631,351	692,974
Debt-to-capital ratio	75.4%	58.3%

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

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of October 4, 2014, our total indebtedness was $1,936.5 million with a debt-to-capital ratio of 75.4%. As of October 4, 2014, we have an additional $206.3 million of availability under our U.S. ABL Facility and an additional $71.1 million of availability under our Canadian ABL Facility. The availability under our U.S. and Canadian ABL Facilities is determined in accordance with our borrowing base.

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

Cash Flows

The following table sets forth the major categories of cash flows:

	Nine Months	Nine Months
	Ended	Ended
	October 4,	September 28,
In thousands	2014	2013
Cash provided by (used in) continuing operating activities	$(113,799)	$39,147
Cash provided by (used in) discontinued operations	1,562	—
Cash provided by (used in) investing activities	(890,210)	(101,937)
Cash provided by (used in) financing activities	993,222	65,741
Effect of exchange rate changes on cash	(2,776)	(1,581)

Net increase (decrease) in cash and cash equivalents	(12,001)	1,370
Cash and cash equivalents - beginning of period	35,760	25,951

Cash and cash equivalents - end of period	$23,759	$27,321

Cash payments for interest	$77,185	$38,535
Cash payments (receipts) for taxes, net	$12,185	$12,876

Operating Activities

Net cash used in continuing operating activities for the nine months ended October 4, 2014 was $113.8 million compared with cash provided by continuing operating activities of $39.1 million during the nine months ended September 28, 2013. During the current period, working capital requirements resulted in a cash outflow of $143.3 million, primarily driven by an increase in customer accounts receivable of $65.2 million and an increase in inventory levels of $112.0 million as a result of building out the product offering provided through the Hercules acquisition for a significant portion of our U.S. and Canadian distribution centers, the receipt of winter tires, particularly in our Canadian operations, for the winter selling season, and to a lesser extent, the build of inventory levels for the achievement of certain manufacturer annual program incentives. These increases to inventories were partially offset by the consolidation of numerous distribution centers related to our various U.S. and Canadian acquisitions in 2014 and the related inventory rationalization as a part of the consolidation process. These amounts were partially offset by changes in accounts payable and accrued expenses associated with the timing of vendor payments and accrued interest on our senior notes.

Net cash provided by operating activities for the nine months ended September 28, 2013 was $39.1 million. During the nine month period of 2013, working capital requirements resulted in a cash outflow of $14.9 million, primarily driven by an increase in customer accounts receivable and an increase in inventory levels as a result of stocking new distribution centers opened during the year, seasonal changes in inventory stocking levels (including the Canadian winter business) and our recent acquisitions. These amounts were partially offset by changes in accounts payable and accrued expenses associated with the timing of vendor payments and accrued interest on our senior notes. This cash outflow was more than offset by cash earnings during the period.

Investing Activities

Net cash used in investing activities for the nine months ended October 4, 2014 was $890.2 million, compared with $101.9 million during the nine months ended September 28, 2013. The change was primarily associated with cash paid for acquisitions, which resulted in a $772.7 million increase in the current period. In addition, we invested $51.9 million and $34.9 million in property and equipment purchases during the nine months ended October 4, 2014 and September 28, 2013, respectively, which included information technology upgrades, information technology application development and warehouse racking.

Financing Activities

Net cash provided by financing activities for the nine months ended October 4, 2014 was $993.2 million, compared with $65.7 million during the nine months ended September 28, 2013. The change was primarily related to proceeds received from the issuance of our Additional Subordinated Notes and Term Loan during the nine months ended October 4, 2014. These proceeds were used to finance a portion of the Hercules and Terry’s Tire acquisitions as well to redeem all amounts outstanding under our Senior Secured Notes (as defined below). In addition, higher net borrowings from our ABL Facility and FILO Facility, specifically our U.S. ABL Facility, contributed to the period-over-period increase. The higher net borrowings under our ABL Facility and FILO Facility were due to the increase in cash outflow for working capital requirements between periods and cash paid for acquisitions. Additionally, the Company received an equity contribution of $50.0 million from TPG and certain co-investors during the nine months ended October 4, 2014.

Supplemental Disclosures of Cash Flow Information

Cash payments for interest during the nine months ended October 4, 2014 were $77.2 million, compared with $38.5 million paid during the nine months ended September 28, 2013. The increase is primarily due to the timing of our period end on October 4, 2014, and as such, included an additional quarterly interest payment on our ABL Facility and FILO Facility as compared to the prior year. Additionally, higher levels of indebtedness incurred in connection with the issuance of our Additional Subordinated Notes and our Term Loan also contributed to the year-over-year increase.

Net cash payments for taxes during the nine months ended October 4, 2014 were $12.2 million, compared with $12.9 million during the nine months ended September 28, 2013. The difference between the periods primarily relates to the balance and timing of income tax extension payments and income tax payments due with returns.

Indebtedness

The following table summarizes our outstanding debt at October 4, 2014:

		Interest Rate	Outstanding
In thousands	Matures	(1)	Balance
U.S. ABL Facility	2017	3.0%	$631,401
Canadian ABL Facility	2017	4.5	53,861
U.S. FILO Facility	2017	5.8	80,000
Canadian FILO Facility	2017	6.3	14,551
Term Loan	2018	5.8	715,934
Senior Subordinated Notes	2018	11.50	421,545
Capital lease obligations	2015 - 2027	2.7 - 13.9	12,479
Other	2014 - 2021	2.3 - 10.6	6,732

Total debt			1,936,503
Less - Current maturities			(9,839)

Long-term debt			$1,926,664

(1)	Interest rates for each of the U.S. ABL Facility and the Canadian ABL Facility are the weighted average interest rates at October 4, 2014.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, we entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that we designate in the future in accordance with the terms of the Credit Agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that we designate in the future in accordance with the terms of the Credit Agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017.

As of October 4, 2014, we had $631.4 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $9.9 million, leaving $206.3 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at October 4, 2014 was $53.9 million, leaving $71.1 million available for additional borrowings. As of October 4, 2014, the outstanding balance of the U.S. FILO Facility was $80.0 million and the outstanding balance of the Canadian FILO Facility was $14.6 million.

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

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at our option, either (a) 350 basis points over an adjusted LIBOR rate or (b) 250 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points). The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility and FILO Facility contain customary covenants, including covenants that restricts our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of October 4, 2014, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

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

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, until August 15, 2014, ATDI also had the right to borrow up to an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. We received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018.

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

We were required to make a principal payment under the Term Loan equal to $1.6 million on the last business day of June 2014. Commencing with the last business day of September 2014, we are required to make principal payments equal to $1.8 million on the last business day of each March, June, September and December. In addition, subject to certain exceptions, we are required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

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

The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, income (loss) from continuing operations in order to show the differences in these measures of operating performance:

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 4,	September 28,	October 4,	September 28,
In thousands	2014	2013	2014	2013
Income (loss) from continuing operations	$(14,400)	$1,224	$(97,912)	$(20,904)
Depreciation and amortization	41,725	27,316	107,738	78,456
Interest expense	32,148	20,625	88,770	55,252
Income tax provision (benefit)	(7,649)	485	(50,625)	(8,877)
Management fee	1,810	1,587	17,385	3,833
Stock-based compensation	791	596	2,778	2,047
Transaction fees	20,134	1,015	40,310	4,304
Non-cash inventory step up	2,873	100	34,513	5,007
Early debt extinguishment	82	—	17,195	—
Other	1,670	1,391	1,682	3,378

Adjusted EBITDA	$79,184	$54,339	$161,834	$122,496

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements, other than liabilities related to leases of Winston Tire Company (“Winston Tire”) that we guaranteed when we sold Winston Tire in 2001. As of October 4, 2014, our total obligations as guarantor on these leases are approximately $1.4 million extending over five years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.2 million as of October 4, 2014. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

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

Management believes there have been no significant changes during the quarter ended October 4, 2014, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning in fiscal year 2017 and, at that time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our ABL Facility, FILO Facility and Term Loan are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the ABL Facility, FILO Facility and Term Loan are tied to, at our option, either a base rate, or a prime rate, or LIBOR. At October 4, 2014, the total amount outstanding under our ABL Facility, FILO Facility and Term Loan that was subject to interest rate changes was $1,495.7 million.

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

At October 4, 2014, $1,145.7 million of the total outstanding balance of our ABL Facility, FILO Facility and Term Loan that was not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $11.5 million.

Foreign Currency Exchange Rate Risk

The financial position and results of operations for TriCan, our 100% owned subsidiary acquired during 2012, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of October 4, 2014, we did not have any foreign currency derivatives in place. We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our earnings. During the nine months ended October 4, 2014, a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate would have affected our net income (loss) by $1.3 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 4, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

	By:	/s/ JASON T. YAUDES
Jason T. Yaudes Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)