Form 10-K
period 2015-01-03
American Tire Distributors Holdings, Inc.
filed 2015-03-18
CIK 1323891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 5, 2014: None

Number of common shares outstanding at March 9, 2015: 50

Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to our business and financial outlook and are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions. Actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, or the occurrence of future events or changes in circumstances except as required by the federal securities laws. Many factors could cause actual results to differ materially from those indicated by the forward-looking statements or could contribute to such differences including:

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

The foregoing factors should not be construed as exhaustive. These forward-looking statements are also qualified by, and should be read together with, the risk factors and other cautionary statements included in this Annual Report on Form 10-K. See Item 1A—“Risk Factors” for further discussion.

PART I

The terms “American Tire Distributors,” “ATD,” “the Company,” “we,” “us,” “our,” and similar terms in this report refer to American Tire Distributors Holdings, Inc. and its consolidated subsidiaries. The term “Holdings” refers only to American Tire Distributors Holdings, Inc., a Delaware corporation organized in 2005 that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its consolidated subsidiaries constitute the operations of Holdings presented under U.S. Generally Accepted Accounting Principles (“GAAP”). The terms “TPG” and “Sponsor” relate to TPG Capital, L.P. and/or certain funds affiliated with TPG Capital, L.P.

Item 1.	Business.

Our Company

We are the largest distributor of replacement tires in North America based on dollar amount of wholesale sales and number of warehouses. We provide a wide range of products and value-added services to customers in each of the key market channels to enable tire retailers to more effectively service and grow sales to consumers. Through our network of more than 140 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 50,000 stock-keeping units (SKUs) to more than 75,000 customers. In 2014, we distributed more than 40 million replacement tires. We estimate that our share of the replacement passenger and light truck tire market in 2014 was approximately 14% in the United States, up from approximately 1% in 1996, and approximately 25% in Canada.

We serve a highly diversified customer base across multiple channels, comprised of local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We have a significant market presence in a number of these key market channels and we believe that we are the only replacement tire distributor in North America that services each of these key market channels. During fiscal 2014, our largest customer and top ten customers accounted for 2.9% and 10.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and have maintained relationships with our top 20 customers that exceed a decade on average.

We believe we distribute the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto/Toyo and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers, and through our acquisition of The Hercules Tire & Rubber Company (“Hercules”) in fiscal 2014 we also own and market our proprietary Hercules® brand, the number one private brand in North America in 2014 based on unit sales. In addition, we sell custom wheels and accessories and related tire supplies and tools. In fiscal 2014, tire sales accounted for 97.7% of our net sales, with sales of passenger and light truck tires accounting for 82.6% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 2.3% of our net sales. We believe that our large and diverse product offering allows us to penetrate the replacement tire market across a broad range of price points.

Our growth strategy, coupled with our access to capital and our scalable platform, enables us to continue to expand organically in existing markets as well as in new geographic areas. We also expect to continue to employ a selective acquisition strategy to increase our share in the markets we currently service as well as to expand our distribution into new markets, utilizing our scale in an effort to realize significant synergies. In addition, we are investing in technology and each sales channel to fuel our future growth. As a result, we believe that we are well positioned to continue to achieve above-market growth in all market environments and to continue to enhance our profitability and cash flows.

On May 28, 2010, pursuant to an Agreement and Plan of Merger, we were acquired by TPG and certain co-investors. On February 25, 2015, the previously announced transaction with a fund managed by the Private Equity Group of Ares Management, L.P. (“Ares”) closed, whereby Ares acquired a stake in the Company equaling the stake held currently by TPG (the “Ares Transaction”).

Our Industry

According to Modern Tire Dealer, the U.S. replacement tire market generated annual retail sales of approximately $37.4 billion in 2014. Passenger tires, medium truck tires and light truck tires accounted for 66.3%, 17.6% and 13.1%, respectively, of the total U.S. market. Farm, specialty and other types of tires accounted for the remaining 3.0% of the total U.S. market. The Canadian replacement tire market generated annual retail sales of approximately $4.0 billion in 2014. Passenger and light truck tires accounted for 56% while commercial tires accounted for 19% of the total Canadian replacement tire market. Farm, specialty and other types of tires accounted for the remaining 25% of the total Canadian replacement tire market. According to a Tire Review survey conducted in 2014, U.S. tire dealers buy 60.8% of their consumer tires from wholesale distributors like us and 23.4% direct from tire manufacturers, with the remaining volume coming from various other sources.

In the United States and Canada, replacement tires are sold to consumers through several different channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. Between 1990 and 2014, independent tire retailers and automotive dealerships have enjoyed the largest increase in the U.S. replacement tire market share, according to Modern Tire Dealer, moving from 54.0% to 60.5% and 1.0% to 8.0% of the market, respectively. In 2014, replacement tire sales to independent tire retailers and automotive dealerships represented approximately 50% and 19%, respectively, of the Canadian replacement tire market share. Mass merchandisers, warehouse clubs, manufacturer-owned stores and web-based marketers comprise the remaining market share in both the United States and Canada.

Since 2000, the number of specific tire sizes in the market has increased by 62%. One driver of this increase was above-market growth in high-performance tires. The increase in the number of tire sizes coupled with the large number of brands in the market place has driven SKU proliferation in the replacement tire market. As a result of the SKU proliferation and due to their capital and physical space constraints, many tire retailers are unable to carry sufficient inventory to meet the demands of their customers. This trend has helped increase the need for distributors in the replacement tire market.

The U.S. and Canadian replacement tire markets have historically experienced stable growth and favorable pricing dynamics. However, these markets are subject to changes in consumer confidence and economic conditions. As a result, tire consumers may opt to temporarily defer replacement tire purchases or purchase less costly brand tires during challenging economic periods where macroeconomic factors such as unemployment, high fuel costs and weakness in the housing market impact their financial health.

From 1955 through 2014, U.S. replacement tire unit shipments increased by an average of approximately 3% per year. We believe that the replacement tire market is experiencing the beginning of a recovery after a prolonged downturn, which began in 2008. Replacement tire unit shipments were up 3.5% in the United States and 15.7% in Canada in 2014 as compared to 2013, as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven continued to impact the U.S. and Canadian replacement tire market favorably. In addition, a surge in tire imports during fourth quarter 2014, ahead of the expected imposition of the countervailing and antidumping duties on Chinese-made passenger and light truck tires, contributed to the increase in the U.S. replacement tire unit shipments.

Going forward, we believe that long-term growth in the U.S. and Canadian replacement tire markets will continue to be driven by favorable underlying dynamics, including:

•	increases in the number and average age of passenger cars and light trucks;

•	increases in the number of miles driven;

•	increases in the number of licensed drivers as the U.S. and Canadian population continues to grow;

•	increases in the number of replacement tire SKUs;

•	growth of the high-performance tire segment; and

•	shortening tire replacement cycles due to changes in product mix that increasingly favor high-performance tires, which have shorter average lives.

Our Competitive Strengths

We believe the following key strengths have enabled us to become the largest distributor of replacement tires in North America and position us to achieve future revenue growth in excess of the long-term growth rates of the U.S. and Canadian replacement tire industry:

Leading Position in a Large and Highly Fragmented Marketplace. We are the largest distributor of replacement tires in North America based on dollar amount of wholesale sales and number of warehouses, with an estimated market share in 2014 of approximately 14% in a $37.4 billion market in the United States. Our estimated market share in 2014 of the replacement passenger and light truck tire market in Canada was approximately 25%. We believe our scale provides us key competitive advantages relative to our smaller, and generally regionally-focused, competitors. These include the ability to: efficiently stock and deliver a wide variety of tires; invest in services, including sales tools and technologies, to support our customers; and realize operating efficiencies from our scalable infrastructure. We believe our leading market position and presence in each of the key market channels, combined with our commitment to distribution, as opposed to the retail operations engaged in by our customers, enhances our ability to expand our sales footprint cost effectively both in our existing markets and in new domestic geographic markets.

Scale Advantage from Extensive and Efficient Distribution Network. We believe we have the largest independent replacement tire distribution network in North America with more than 140 distribution centers and approximately 1,300 delivery vehicles. Our distribution footprint services geographic regions in the United States that represented more than 90% of the replacement tire market for passenger and light truck tires in 2014, and we believe our geographic coverage in Canada is also very extensive. Our extensive distribution footprint, combined with sophisticated inventory management and logistics technologies, enable us to deliver the vast majority of orders on a same or next day basis, which is critical for tire retailers who are typically limited by physical inventory capacity and working capital constraints. Our delivery technologies allow us to more effectively and efficiently organize and optimize our route systems to provide timely product delivery. Our distribution systems in the U.S. are integrated with our proprietary business-to-business ATDOnline® order fulfillment system that captures more than 68% of our orders electronically, and our Oracle ERP system provides a scalable platform that can support future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. We are in the process of implementing our Oracle ERP platform in Canada.

Broad Product Offering from Diverse Supplier Base. We believe we offer the most comprehensive selection of passenger and light truck tires in the industry through a diverse group of suppliers. We supply nine of the top ten leading passenger and light truck tire brands, and we carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto/Toyo and Pirelli brands. Our tire product line includes a full suite of flag, associate and proprietary brand tires, allowing us to service a broad range of price points from entry level imported products to the faster-growing ultra-high performance category. Through our acquisition of Hercules, we also own and market our proprietary Hercules® brand, the number one private brand in North America in 2014 based on unit sales. In addition to tires, we also offer custom wheels and accessories and related tire supplies and tools. We believe that our broad product offering drives increased sales among existing customers, attracts new customers and maximizes customer retention.

Broad Range of Value-Added Services. We provide a wide range of services that we believe enable our tire retailer customers to operate their businesses more profitably. These services include convenient access to and timely delivery of the broadest product offerings available in the industry, as well as fundamental business support services, such as administration of tire manufacturer affiliate programs and credit, training and access to consumer market data, which enable our tire retailer customers to better service their individual markets. We provide our U.S. customers with convenient 24/7 access to our extensive product offerings through our innovative and proprietary business-to-business web portal, ATDOnline®. Our online services also include TireBuyer.com®, which allows our U.S. independent tire retailers to participate in the Internet marketing of tires to consumers. We also provide select, qualified U.S. independent tire retailers with the opportunity to participate in our Tire Pros® franchise program through which they receive advertising and marketing support and the benefits of a national brand identity. We believe our value-added services as well as the integration between our infrastructure and our customers’ operations enable us to maintain high rates of customer retention and build strong customer loyalty.

Diversified Customer Base and Longstanding Customer Relationships Across Multiple Channels. We serve a highly diversified customer base in each of the key market channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We believe we are the only distributor of replacement tires in North America that services each of these key market channels. Our business is diversified across the key market channels and reflects the evolving complexity of the North American replacement tire market, with independent tire retailers accounting for 78% of our net sales in 2014 as compared to 85% of our net sales in 2009. We believe we are a top supplier to many of our customers and maintain relationships with our top 20 customers that exceed a decade on average. We believe the diversity of our customer base and the strength of our customer relationships present an opportunity to grow market share regardless of macroeconomic and replacement tire market conditions.

Consistent Financial Performance and Strong Cash Flow Generation. Our financial performance has benefited from substantial growth that has been achieved based on a combination of organic initiatives and acquisitions. In addition, we believe the low capital intensity of our business combined with the efficient management of our working capital, due in part to our advanced inventory management systems in the United States that we are also in the process of implementing in Canada, and close vendor relationships, will enable us to generate strong cash flows. In addition, as a result of our presence in each major channel within the replacement tire market and based upon our ability to rationalize our operating costs, as necessary, we experienced only moderate margin contraction during the recent economic downturn.

Experienced Management Team Supported by Strong Equity Sponsorship. Our senior management team, led by our President and Chief Executive Officer William E. Berry, has an average of over 20 years of experience in the replacement tire distribution industry. Although we have experienced net losses for the past three years, management has implemented successful initiatives in a leverage environment, including the execution of a disciplined acquisition strategy, which has contributed to our gross profit expansion and above-market net sales growth during that period. In addition, we have reduced costs through the integration of operating systems and introduction of standard operating practices, particularly in the United States, resulting in improved operating efficiencies, reduced headcount and improved operating profit at existing and acquired locations. We also benefit from the extensive management and business experience provided by our equity sponsors, TPG and Ares.

Our Business Strategy

Our objective is to further expand our position as the largest distributor of replacement tires in North America and establish our company as the leading distributor in each of the key market channels that we serve, while continuing to provide our customers with a range of value-added services such as frequent and timely delivery of inventory, the broadest and deepest range of products, and other business support services. We intend to accomplish this objective, drive above-market growth and further enhance our profitability and cash flows by executing on the following key operating strategies:

Grow Organically in Existing Markets. It is at the core of our strategy to grow our profits and cash flows organically through further penetration of all key market channels, through greenfield expansion, through further penetration of our Hercules® brand, the number one private brand in North America in 2014 based on unit sales, through further establishment and expansion of TireBuyer.com®, and through further expansion and development of our value-added services.

Expand Penetration in Each of the Key Market Channels. We have a significant presence in each of the key market channels, including local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We regularly seek opportunities to grow our market share in each channel by customizing our sales strategies to suit the particular needs of that channel, and are focused on training and deploying sales personnel to help build our sales, particularly in the faster-growing automotive dealership channel, and strengthen and expand our relationships with retailers. We have observed an increase in sales through web-based marketers and seek to grow our presence in that channel through our Internet site, TireBuyer.com®.

Continue Greenfield Expansion in Existing and New Geographic Markets. While we already have the largest distribution footprint in the North American replacement tire market, servicing geographic regions of the United States that represented more than 90% of the replacement tire market for passenger and light truck tires in 2014 and with geographic coverage in Canada that we believe is also very extensive, we believe there are numerous further underserved areas in both our existing geographic markets as well as in areas not currently serviced by us that are favorably situated to support and grow additional distribution centers. Since 2010, we have successfully opened 23 greenfield distribution centers, and we intend to continue to expand our existing footprint in the United States and Canada in areas where we see opportunities.

Expand our Hercules® Brand. Through our acquisition of Hercules, we now market the proprietary Hercules® brand, the number one private brand in North America in 2014 based on unit sales. We believe our expansive distribution network in the United States and Canada, combined with our greater access to capital, will allow us to both expand product availability and increase market share of the Hercules® brand. Further, we expect that Hercules’ multi-decade Asian sourcing experience, including its 250,000 square foot warehouse in northern China, will enhance our supply and distribution capabilities.

Grow TireBuyer.com® into a Premier Internet Tire Provider. TireBuyer.com® is our Internet site that enables our U.S. independent tire retailer customers to connect with consumers. TireBuyer.com® allows our broad base of independent tire retailers to participate in a greater share of the growing Internet tire market. We believe that TireBuyer.com® complements and services our participating U.S. independent tire retailers by providing them access to a sales and marketing channel previously unavailable to them. In 2012, the TireBuyer.com® site was re-launched on a newer, faster and more flexible platform, which we believe has enhanced the overall consumer experience and resulted in increased traffic to the site.

Continue to Develop and Expand our Value-Added Services. Our Tire Pros® franchise program enables us to deliver advertising and marketing support to tire retailers operating as Tire Pros® franchisees. The Tire Pros® franchise program allows participating local tire retailers to enjoy the benefits of a national brand identity with minimal investment, while still maintaining their local identities. In return, we benefit from increasing volume penetration among, and further aligning ourselves with, our franchisees. We are focused on continuing to upgrade and improve the Tire Pros® franchise program and seek opportunities to develop similar programs in the future. In addition, individual manufacturers offer a variety of relatively complex programs for tire retailers that sell their products, providing cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we assist them in managing the administration of these programs through dedicated staff. We believe these enhancements, combined with other aspects of our customer service, provide significant value to our customers.

Selectively Pursue Acquisitions. We expect to continue to employ a selective acquisition strategy to increase our share in the markets we currently service as well as to expand our distribution into new markets, utilizing our scale in an effort to realize significant synergies. Over the past seven years we have successfully acquired and integrated 20 businesses representing, in the aggregate, over $2 billion in annual revenue. We believe our position as the largest distributor of replacement tires in North America, combined with our access to capital and our scalable platform, has allowed us to make acquisitions at very attractive post-synergy valuations.

Leverage Our Infrastructure in Existing Markets. Through infrastructure expansions over the past several years in the United States, we have developed a scalable platform with available incremental distribution capacity. Our distribution infrastructure enables us to efficiently add new customers, such as corporate accounts, and service growing channels, such as automotive dealerships, thereby increasing profitability by leveraging the utilization of our existing assets. We expect to complete the implementation of a similar platform in Canada during 2015. We believe our relative penetration in existing markets is largely a function of the services we offer and the length of time we have operated locally. Specifically, in new geographic markets, we have experienced growth in market share over time, and in markets that we have served the longest, we generally have market share well in excess of our national average.

Utilize Technology Platform to Continue to Increase Distribution Efficiency. We intend to continue to invest in our inventory and warehouse management systems and logistics technology in order to further increase our efficiency and profit margins and improve customer service. For example, we operate our Oracle ERP platform in the United States and are in the process of implementing it in Canada. We continue to evaluate and incorporate technical solutions including utilization of handheld scanning for receiving, picking and delivery of products to our customers. We believe these increased efficiencies will continue to enhance our reputation with our customers for providing timely service, while also reducing costs. Additionally, we continue to roll out customized electronic solutions and POS system integration for our larger customers.

Maintain a Comprehensive and Deep Tire Portfolio to Meet Our Customers’ Needs. We provide a wide range of products covering a broad range of price points, from entry-level imported products to offerings in the faster-growing high-performance tire market, through a full suite of flag, associate and proprietary brand tires. We acquired the Hercules® brand in January 2014 and intend to further expand its market presence throughout North America. We intent to continue to focus on high-performance tires, given the growth in demand for such tires, while maintaining our emphasis on providing broad and entry-level tire offerings. Our comprehensive tire portfolio is designed to satisfy all of our customers’ needs and allow us to become the supplier of choice, thereby increasing customer penetration and retention across all channels.

Products

We provide our customers with a comprehensive portfolio of tires, tire supplies and tools as well as custom wheels and accessories. During 2014, tire sales accounted for 97.7% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 2.3% of our net sales.

Tires

We sell a broad selection of replacement tires, from well-known flag brands, which typically carry a premium price and profit per tire, to entry-level imported brands. We believe our ability to offer tires across multiple industry tiers provides us with a competitive advantage by enabling us to service a broad range of price points in the replacement tire market. Sales of passenger and light truck tires accounted for 82.6% of our net sales in fiscal 2014. The remainder of our tire sales was for medium trucks, farm vehicles and other specialty tires.

Flag brands. Flag brands, which have the greatest brand recognition as a result of both strong sales and strong marketing support from tire manufacturers, are generally premium-quality and premium-priced offerings. We believe the flag brands that we sell have high consumer recognition and generate higher per-tire profit than associate or proprietary brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto/Toyo and Pirelli brands. Within our flag brand product portfolio, we also carry high-performance tires.

Associate brands. Associate brands are primarily lower-priced tires manufactured by well-known manufacturers offered under different brand names. Our associate brands, such as Fuzion®, allow us to offer tires in a wider price range. In addition, associate brands are attractive to our tire retailer customers as they are regularly subject to incentive programs offered by manufacturers.

Proprietary and exclusive brands. Through our acquisition of Hercules, we own and market our proprietary Hercules® brand, the number one private brand in North America in 2014 based on unit sales. The Hercules® brand includes a full line of tires for passenger cars as well as light and medium trucks. Additionally, our Capitol® and Ironman® brands are lower-priced tires made by tire manufacturers exclusively for, and marketed by, us. These brands, in which we hold or control the trademark, strengthen our entry-level priced product offering and allow us to sell value-oriented tires to tire retailers, increasing our overall market penetration.

Entry level imported brands. Entry level imported brands are exclusively lower-priced tires manufactured offshore, and predominately by Asia-based manufacturers. Our entry level imported brands allow us to offer tires in a wider price range including opening price point products.

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

Tire Supplies and Tools

We supply our customers with a wide array of tire supplies and tools which we believe enable them to better service their customers as well as help them become a more profitable business. Our tire supplies and tools are the most popular brand names from leading manufacturers. These products broaden our portfolio and leverage our customer relationships.

Customers

We serve a highly diversified customer base comprised of local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire-manufacturer-owned stores, automotive dealerships and web-based marketers. We sell to more than 75,000 customers. In fiscal 2014, our largest customer and our top ten customers accounted for 2.9% and 10.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and maintain relationships with our top 20 customers that exceed a decade on average.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers, Bridgestone, Continental, Goodyear and Michelin, from whom we bought 56% of our tire products in fiscal 2014. In general, we do not have long-term supply agreements with tire manufacturers, instead relying on oral arrangements or written agreements that are renegotiated annually and can be terminated on short notice. However, we have conducted business with our major tire suppliers for an average of over 20 years, and we believe that we have good relationships with all of our major suppliers. In recent years, tire manufacturers have reduced the number of tire retailers they service directly. As a result of this change, tire retailers have increasingly relied on us, and we have become a more critical link between manufacturers and tire retailers.

There are a number of worldwide manufacturers of wheels and other automotive products. Most of the wheels we purchase are proprietary brands, namely, Pacer®, Cruiser Alloy®, Drifz®, O.E. Performance® and ICW® Racing, and are produced by a variety of manufacturers.

Distribution System

We have designed our distribution system to deliver products from a wide variety of tire manufacturers to our tire retailer customers. In recent years, we believe tire manufacturers have reduced the number of tire retailers they service directly and tire retailers have reduced the inventory they hold. At the same time, the depth and breadth of replacement SKUs has continued to expand. As a result of these changes, tire retailers have increasingly relied on us and we have become a more critical link in enabling tire retailers to more efficiently manage their business.

We utilize a sophisticated inventory and delivery system to distribute our products to most customers on a same or next day basis. In our U.S. distribution centers, we use sophisticated bin locator systems, material handling equipment and routing software that link customer orders to our inventory and delivery routes. We believe this distribution system, which is integrated with our proprietary business-to-business ATDOnline® ordering and reporting system, provides us a competitive advantage by allowing us to ship customer orders quickly and efficiently while also reducing labor costs. Our logistics and routing technology uses third-party software packages and GPS systems, including dynamic routing and Roadnet 5000, to optimize route design and delivery capacity. Coupled with our fleet of approximately 1,300 delivery vehicles, this technology enables us to cost effectively make multiple daily or weekly shipments to customers as necessary.

Approximately 80% of our U.S. tire purchases are shipped directly by tire manufacturers to our U.S. distribution centers. The remainder is shipped by manufacturers to our redistribution centers located in Maiden, North Carolina and Bakersfield, California and we have begun to roll out these technologies in Findley, Ohio. These redistribution centers warehouse slower-moving and foreign-manufactured products, which are forwarded to our U.S. distribution centers as needed.

Information Systems

Through infrastructure expansions over the past several years, we have developed a scalable platform with incremental capacity available. We are currently finishing the U.S. implementation of an Oracle ERP system that supports future growth and ongoing cost reduction initiatives, including warehouse and truck management systems, which we believe will allow us to continue reducing warehouse and delivery costs per unit. The ERP implementation, which is nearing completion in the United States, has largely replaced our legacy computer system. We continue to implement technical solutions across the United States including handheld scanning for receiving, picking and delivery of product to our customers. We are preparing to implement a similar Oracle ERP platform in Canada during 2015. Additionally, we continue to roll out customized electronic solutions and POS system integration for our larger customers.

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

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We provide a critical range of services which we believe enable our tire retailer customers to operate their businesses more profitably. These services include frequent and timely delivery of inventory, as well as fundamental business support services such as administration of tire manufacturer affiliate programs and credit, training and access to consumer market data which enable our tire retailer customers to better service their individual markets. In addition, we provide our U.S. customers with an online web portal with convenient 24/7 access to our inventory, an Internet site that allows our U.S. tire retailer customers to participate in the Internet marketing of tires to consumers as well as a franchise program in the United States where we deliver advertising and marketing support to our tire retailer customers.

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

Automotive dealerships are focused on growing their service business in an effort to expand profitability, and we believe they view having replacement tire capabilities as an important service element. Between 1990 and 2014, U.S. automotive dealerships have enjoyed a large increase in market share according to Modern Tire Dealer, moving from 1.0% of the U.S. replacement tire market to 8.0% of the market. Over the past few years we have steadily trained and deployed sales personnel to help build our sales at these accounts. We continue to invest and focus resources in this channel to strengthen and expand our relationships with the automobile manufacturers and further grow our share of tire sales to their dealerships.

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

We also offer our U.S. tire retailer customers ATDServiceBAY®, which makes available a comprehensive suite of benefits including nationwide tire and service warranties (through third-party warranty providers), a nationally accepted, private-label credit card (through Synchrony Financial), access to consumer market data and training and marketing programs to provide our tire retailer customers with the support and service that are critical to succeed in today’s increasingly competitive marketplace.

Order Fulfillment

ATDOnline® provides our U.S. customers with web-based online ordering and 24/7 access to our inventory availability and pricing. Orders are processed automatically and printed in the appropriate distribution center within minutes of entry through ATDOnline®. Our customers are able to track expected deliveries and retrieve copies of their signed delivery receipts. ATDOnline® also allows customers to track account balances and participate in tire manufacturer incentive programs. As a key element of our order fulfillment strategy, ATDOnline® provides a robust solution for order-tracking, logistics management, distribution, installation and payment services. We encourage our customers to use this system because it represents a more efficient method of order entry and information access than traditional order systems. In fiscal 2014, approximately 68% of our total order volume was ordered through ATDOnline®, up from 56% in fiscal 2007. In 2014, we updated this site to provide a more modern platform with many upgrades and capabilities.

TireBuyer.com® is an Internet site that enables our U.S. independent tire retailer customers to connect with consumers. Consumers using TireBuyer.com® purchase products from us and then select a qualified independent tire retailer participating in our TireBuyer.com® program for installation of their tires or wheels. We then deliver the purchased products to the selected tire retailer for local installation. The tire retailer charges the consumer for the installation costs upon product installation. We employ a third-party provider to handle the online billing and payment process. We do not handle customers’ credit cards or other sensitive information.

We account for revenues from TireBuyer.com® in the same manner as other orders received from tire retailer customers. The TireBuyer.com® transaction structure allows us to retain our distribution focus, while strengthening our relationship with our tire retailer customers by providing them access to a sales and marketing channel previously unavailable to them. In 2012, the TireBuyer.com® site was re-launched on a newer, faster and more flexible platform, which has enhanced the overall consumer experience and resulted in increased traffic to the site.

Trademarks

The proprietary brand names under which we market our products are trademarks of our company. We value our brand names because they help develop brand identification. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal proprietary brand names under which we market our products are: HERCULES® tires, IRONMAN® tires, CAPITOL® tires, NEGOTIATOR® tires, REGUL® tires, DYNATRAC® tires, CRUISERALLOY® custom wheels, DRIFZ® custom wheels, ICW® custom wheels, PACER® custom wheels and O.E. PERFORMANCE® custom wheels. Our other trademarks include: AMERICAN TIRE DISTRIBUTORS®, ATD®, TRICAN TIRE DISTRIBUTORS INC®, REGIONAL TIRE DISTRIBUTORS®, ATDONLINE®, ATDSERVICEBAY®, TIREBUYER.COM® and TIRE PROS®.

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

Our main competitors include TBC/Treadways Wholesale (owned by Sumitomo), which has retail operations that compete with its distribution customers, and TCI Tire Centers (owned by Michelin). In the automotive dealership channel, our principal competitor is Dealer Tire, which is focused principally on administering replacement tire programs for selected automobile manufacturers’ dealerships. In the online channel, our principal competitor is Tire Rack, which is principally focused on high-performance offerings, acting as both a retailer and a wholesaler.

Seasonality

Although the effects of seasonality in the United States are not significant to our business, we have historically experienced an increase in net sales in the second and third fiscal quarters and an increase in working capital in the first fiscal quarter. In Canada, however, as a result of the winter driving season we recognize a larger percentage of sales and EBITDA during the second half of the year.

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

Employees

As of January 3, 2015, our operations employed approximately 4,700 people, approximately 4,100 of whom are located in the U.S. and the balance located within our Canadian distribution centers. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Available Information

We file reports and other information with the Securities and Exchange Commission (“SEC”). You may read and, for a fee, copy any document that we file with the SEC at the public reference room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Demand for tire products is lower when general economic conditions are weak and decreases in the availability of consumer credit or consumer spending could adversely affect our business, results of operations or cash flows.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of January 3, 2015, we had approximately $1,816.1 million of total indebtedness outstanding. In addition, on February 25, 2015, we issued 10  1⁄4% Senior Subordinated Notes due 2022 in the aggregate principal amount of $855.0 million and redeemed all $425.0 million aggregate principal amount of ATDI’s 11.50% Senior Subordinated Notes due 2018. Subject to the restrictions contained in our ABL Facility, our Term Loan, the indenture governing our notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our and our subsidiaries’ current indebtedness levels, the related risks that we and our subsidiaries face could intensify.

Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in a default under the agreements governing such indebtedness;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;

•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancing;

•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, selling and marketing efforts, and other corporate purposes.

We depend on manufacturers to provide us with the products we sell and disruptions in these relationships or manufacturers’ operations could adversely affect our results of operations, financial condition or cash flows.

There are a limited number of tire manufacturers worldwide. Accordingly, we rely on a limited number of tire manufacturers to supply us with the products we sell, including flag and associate brands and our proprietary brands. Our business depends on developing and maintaining productive relationships with these manufacturers. Outside of our proprietary brands, we do not have long-term contracts with these manufacturers, and we cannot assure you that these manufacturers will continue to supply products to us on favorable terms or at all. Many of our manufacturers are free to terminate their business relationship with us with little or no notice and may elect to do so for any reason or no reason. We believe that part of our value proposition is our ability to distribute the broadest product offering in our industry. As a result, if one or more of our manufacturers were to discontinue business with us, our business could be adversely affected by the negative impact on our reputation and ability to continue to deliver on this value proposition, as well as cause a decrease in net sales. Further, certain of our key suppliers also compete with us as they distribute and sell tires to certain of our tire retailer customers. A move towards this business model among our manufacturers could adversely affect our results of operations, financial condition or cash flows.

In addition, our growth strategy depends in part on our ability to make selective acquisitions, but manufacturers may not be willing to supply the companies we acquire, which could adversely affect our business and results of operations. Furthermore, we could be adversely affected if any significant manufacturer experiences financial, operational, production, supply, labor, regulatory or quality assurance difficulties that result in a reduction or interruption in our supply, or if they otherwise fail to meet our needs. These risks have been more pronounced recently in light of commodity price volatility and governmental actions. In addition, our failure to order or promptly pay for sufficient quantities of our products may result in an increase in the unit cost of the products we purchase, a reduction in cooperative advertising and marketing funds, or a manufacturer’s unwillingness or refusal to sell products to us. If we are required to replace one or more of our manufacturers, we could experience cost increases, time delays in deliveries and a loss of customers, any of which would adversely affect us. Finally, although most newly manufactured tires are sold in the replacement tire market, manufacturers pay disproportionate attention to automobile manufacturers that purchase tires for new cars. Increased demand from automobile manufacturers could result in cost increases and time delays in deliveries to us, any of which could adversely affect us.

We may not realize the growth opportunities and cost savings synergies that we anticipated from our recent acquisitions and strategic initiatives.

The benefits that we expect to achieve as a result of the recent acquisitions and strategic initiatives will depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. While we anticipate that substantial expenses will be incurred in connection with the integration of recent acquisitions, such expenses are difficult to estimate accurately, and may significantly exceed current estimates. Accordingly, the benefits from these acquisitions may be offset by unanticipated costs or delays in integrating the acquired companies.

The failure of our information technology systems could disrupt our business operations, which could have a material adverse effect on our business, financial condition and results of operations.

The operation of our business depends on our information technology systems. The failure of our information technology systems, including our Oracle ERP platform, to perform as we anticipate could disrupt our business substantially and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, all of which could cause our business and results of operations to suffer. While we have made significant investments in our disaster recovery strategies and infrastructure, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace information technology systems, and we could experience interruptions in our ability to service our customers. Additionally, we and our customers could suffer financial and reputational harm if customer or Company proprietary information was compromised by a security breach or cyber-attack. Any such damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

Our business requires a significant amount of cash, and fluctuations in our cash flows may adversely affect our ability to fund our business or acquisitions or satisfy our debt obligations.

Our ability to fund working capital needs, planned capital expenditures and acquisitions and our ability to satisfy our debt obligations depend on our ability to generate cash flows, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet these needs, we may need to refinance all or a portion of our existing debt, obtain additional financing or reduce expenditures that we deem necessary to our business. Further, our ability to grow our business and market share through acquisitions may be impaired. We cannot assure you that we would be able to obtain refinancing of this kind on favorable terms or at all or that any additional financing could be obtained. The inability to obtain additional financing could materially and adversely affect our business, financial condition and cash flows.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indenture governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.

The industry in which we operate is highly competitive and our failure to effectively compete may adversely affect our results of operations, financial condition and cash flows.

The industry in which we operate is highly competitive. In North America, replacement tires are sold to consumers through several different retail channels, including local independent tire retailers and mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. A number of independent wholesale tire distributors compete with us for the business of tire retailers in the regions in which we do business. Most of our tire retailer customers buy products from both us and our competitors. We cannot assure you that we will be able to compete successfully in our markets in the future. We would also be adversely affected if certain channels in the replacement tire retail market, including mass merchandisers and warehouse clubs, were to gain market share at the expense of the local independent tire retailers, as our market share in those channels is lower. See Item 1 “Business — Competition.”

Pricing volatility for raw materials acquired by our suppliers could result in increased costs and may affect our profitability.

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

We plan to expand our distribution services into new geographic markets in North America, which will require us to make capital investments to extend and develop our distribution infrastructure. We may not achieve profitability in new regions for a period of time. If we do not successfully add new distribution centers and routes, we experience unanticipated costs or delays or we experience competition in such markets that is greater than we expect, our business, results of operations, financial condition or cash flows may be adversely affected.

We regularly seek to grow our business through acquisitions, and our inability to identify desirable acquisition targets or integrate such acquisitions, including our recent significant acquisitions, could have a material adverse effect on us.

We regularly investigate and acquire strategic businesses or product lines with the potential to be accretive to earnings, increase our market penetration, strengthen our market position or enhance our existing product offering. In executing our business strategy, we routinely conduct discussions, evaluate opportunities and enter into agreements for such acquisitions. Pursuing growth by way of these types of transactions involves significant challenges and risk, including the inability to successfully identify suitable acquisition targets on terms acceptable to us, advance our business strategy, realize a satisfactory return on investment, successfully integrate business activities or resources, or retain key personnel, customer and suppliers. A failure to identify and acquire desirable acquisition targets may slow growth in our annual unit volume, which could adversely affect our existing business, financial condition, results of operations and cash flows. In addition, if we are unable to manage acquisitions or investments, successfully complete transactions or effectively integrate acquired businesses, such as Hercules and Terry’s Tire, we may not realize the cost savings or other financial benefits we anticipated from the transaction relative to the consideration paid in the anticipated time frame or at all, and our business, results of operations and financial condition may be materially and adversely affected.

Further, we may be unsuccessful in identifying and evaluating business, legal or financial risks as part of the due diligence process associated with a particular transaction, and could be held liable for environmental, tax or other risks and liabilities of the acquired business. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. We may also experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury, management and financial reporting as a result of such transactions. These factors could divert attention from our business and otherwise harm our business, financial condition and operating results.

Future acquisitions could require us to issue additional debt or equity.

A number of our recent acquisitions have been financed primarily through the incurrence of additional debt, either through increases in availability under our ABL Facility (as defined below), the issuance of additional subordinated notes or through term loans. We have also financed some recent acquisitions by selling additional equity to our Sponsor and certain co-investors. If we were to undertake another substantial acquisition, the acquisition would likely need to be financed in part through further amendments to our ABL Facility, additional financing from banks, public offerings or private placements of debt or equity securities or other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by incurring additional debt, the risks associated with our already substantial level of indebtedness could intensify.

Our business strategy relies increasingly upon online commerce. If our customers were unable to access any of our websites, such as ATDOnline®, our business and operations could be disrupted and our operating results would be adversely affected.

Customers’ access to our websites directly affects the volume of orders we fulfill and our revenues in the United States. Approximately 68% of our U.S. total order volume in fiscal 2014 was placed online using ATDOnline®, up from approximately 56% in fiscal 2007. We expect our Internet-generated business in the United States to continue to grow as a percentage of overall sales. To be successful, we must ensure that ATDOnline® is well supported and functional on a 24/7 basis. If we are not able to continuously make these ordering tools available to our customers, there could be a decline in online orders and a decrease in our net sales.

We may not successfully execute our plan to grow our TireBuyer.com® service or we may not attain the growth we expect from our TireBuyer.com® service.

We continue to invest in TireBuyer.com®, an Internet site which enables our independent tire retailer customers to connect with consumers over the Internet. In 2012, the TireBuyer.com® site was re-launched on a platform that is faster and more flexible in allowing us to respond to the needs of our customers and enhancing the overall consumer experience. Since its initial launch in 2009, we have generally seen a consistent increase in consumer traffic on the site. We expect that by growing and developing our TireBuyer.com® service, we can leverage our tire retailer customer footprint to capture a greater share of the Internet tire market. For TireBuyer.com® to be successful, however, we must ensure that it is well supported and functional on a 24/7 basis. In addition, TireBuyer.com® faces significant competition from other online participants, some of which have significantly larger Internet market share, longer Internet market presence, greater Internet marketing experience and better name recognition than we enjoy. We may fail to successfully grow, develop or support the TireBuyer.com® service or we may not attain the growth or benefits we expect TireBuyer.com® to provide us due to strong competition or other factors, which may adversely affect our business, financial condition or results of operations.

Because the majority of our inventory is stored in our warehouse distribution centers, a disruption in our warehouse distribution centers could adversely affect our results of operations by increasing our cost and distribution lead times.

We maintain the majority of our inventory in our more than 140 distribution centers in North America. Serious disruptions affecting these distribution centers or the flow of products in or out of these centers, including disruptions from inclement weather, fire, earthquakes or other causes, could damage a significant portion of our inventory and could adversely affect our ability to distribute our products to tire retailers in a timely manner or at a reasonable cost. During the time that it may take us to reopen or replace a distribution center, we could incur significantly higher costs and longer lead times associated with distributing our products to tire retailers, which could adversely affect our reputation, as well as our results of operations and our customer relationships.

If we experience problems with our fleet of trucks or are otherwise unable to make timely deliveries of our products to our customers, our business and reputation could be adversely affected.

We use a fleet of trucks to deliver our products to our customers, most of which are leased from third parties. We are subject to the risks associated with product delivery, including inclement weather, disruptions in the transportation infrastructure, disruptions in our lease arrangements, availability and price of fuel, liabilities arising from accidents to the extent we are not covered by insurance and insurance premium increases. Our failure to deliver tires and other products in a timely and accurate manner could harm our reputation and brand, which could adversely affect our business and reputation.

Our Hercules® brand tires are generally manufactured in various countries in Asia and as a result are subject to risks associated with doing business outside the United States and Canada.

Following our acquisition of Hercules, we distribute a private brand tire marketed under the Hercules® brand. These tires are generally manufactured in various countries in Asia. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, shortages of trained labor, transportation risks and the uncertainties associated with doing business in foreign countries. These risks may impact our ability to expand our outsourced manufacturing operations and otherwise achieve our objectives relating to private brand marketing, including capitalizing on the expanding import market. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations, including the imposition of antidumping and countervailing duties on imported products, anti-corruption laws such as the Foreign Corrupt Practices Act and exchange controls is burdensome and expensive. Our foreign operations also subject us to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.

Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our operating results.

Consolidation among customers may reduce our importance as a holder of sizable inventory, which could adversely affect our business and results of operations.

Our success has been dependent, in part, on the fragmented customer base in our industry. Due to the small size of most tire retailers, they cannot support substantial inventory positions and thus, as our size permits us to maintain a sizable inventory, we fill an important role. However, we do not generally have long-term arrangements with our tire retailer customers and they can cease doing business with us at any time. If a trend towards consolidation among tire retailers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the local independent tire retailer share of the replacement tire market has been relatively stable in the recent past, the share of larger tire retailers has grown at the expense of smaller tire retailers. If that trend continues, the number of tire retailers able to handle sizable inventory could increase, reducing the importance of distributors like us to the local independent tire retailer market.

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

We are currently subject to federal, state and foreign laws and regulations that apply to our business, including laws and regulations that affect tire distribution and sale, safety matters and tire specifications. Our costs of complying with these laws and regulations, including our operating expenses and liabilities arising under governmental regulations, may be increased in the future, including due to expansion of our business into new geographic areas, and additional fees and taxes may be imposed by governmental authorities. Future regulatory requirements, such as required disclosure of made-on dates for tires or an expansion of the Transportation Recall Enhancement Accountability and Documentation (TREAD) Act to cover tire distributors, could cause a material increase in our liabilities or operating expenses, which would materially and adversely affect our business, results of operations, financial condition and cash flows.

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

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past. We could be subject to claims, including personal injury claims. These claims may not be covered by insurance or tire manufacturers may be unwilling or unable to assume the defense of these claims, as they have in the past. In addition, if any tire manufacturer encounters financial difficulty or ceases to operate, it may not be able to assume the defense of such claims. In addition, we now own the Hercules® tire brand and therefore could be liable for these claims in the future in connection with the manufacture and sale of the Hercules® brand tires. We also may be subject to claims due to injuries caused by our truck drivers which may not be covered by insurance. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

We could incur costs to comply with environmental regulations and to address liabilities relating to environmental matters, particularly those relating to our distribution centers.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Compliance costs associated with current and future environmental and health and safety laws, particularly as they relate to our distribution centers, as well as liabilities, including fines, claims or clean-up costs, arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations, financial condition or cash flows.

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

The financial position and results of operations for TriCan Tire Distributors (“TriCan”), our 100% owned subsidiary acquired during 2012, was initially recorded in its functional currency which is the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the weighted-average exchange rate prevailing during the year and assets and liabilities into U.S. dollars at the year-end exchange rate. Therefore, fluctuations in the value of the U.S. dollar versus the Canadian dollar will have an impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

Because of our prior acquisitions and future acquisitions we may engage in, our historical operating results may be of limited use in evaluating our historical performance and predicting our future results.

We have acquired a number of businesses in recent years, including TriCan, RTD, Hercules, Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary, and we expect that we will engage in acquisitions of other businesses from time to time in the future. The operating results of the acquired businesses are included in our financial statements included in this Annual Report on Form 10-K only from the date of the completion of such acquisitions. All of our acquisitions have been accounted for using the acquisition method of accounting. Use of this method has resulted in a new valuation of the assets and liabilities of the acquired companies. As a result of these acquisitions and any future acquisitions, our historical operating results may be of limited use in evaluating our historical performance and predicting our future results. In addition, other significant changes may occur in our cost structure, management, financing and business operations as a result of these acquisitions and any future acquisitions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal properties are geographically situated to meet sales and operating requirements. We believe that our properties have been well maintained, are generally in good condition and are suitable for the conduct of our business. As of January 3, 2015, we operate 118 distribution centers located in 43 states in the United States and 24 distribution centers in Canada, aggregating approximately 16.1 million square feet. Of these centers, two are owned by us and the remaining properties are leased. We also lease our principal executive office, located in Huntersville, North Carolina. This lease is scheduled to expire in 2025. In addition, we have some non-essential properties which we are attempting to sell or sublease.

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

As of March 2, 2015, there was one holder of record of our common stock. There is no public trading market for our common stock.

As of January 3, 2015, we have not declared or paid dividends on our common stock since our incorporation in 2005. Our ability to pay dividends is restricted by certain covenants contained in our ABL Facility and Senior Secured Term Loan and in the indenture that govern our Senior Subordinated Notes and may be further restricted by any future indebtedness that we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data.

On May 28, 2010, pursuant to an agreement and plan of merger, Holdings was acquired by affiliates of TPG and certain co-investors (the “TPG Merger”). In the following table, periods prior to May 28, 2010 reflect the financial position, results of operations and changes in financial position of Holdings and its consolidated subsidiaries prior to the Merger (the “Predecessor”). Periods after May 28, 2010 reflect the financial position, results of operations, and changes in financial position of Holdings and its consolidated subsidiaries after the Merger (the “Successor”).

The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for the five months ended May 28, 2010 is derived from the Predecessor’s consolidated financial statements as of and for those periods. Selected historical financial data for the seven months ended January 1, 2011 and fiscal years 2011, 2012, 2013 and 2014 is derived from the Successor’s consolidated financial statements as of and for those periods.

Both the Predecessor’s and the Successor’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The five months ended May 28, 2010 contains operating results for 21 weeks. The seven months ended January 1, 2011 contains operating results for 31 weeks. The 2011 fiscal year, which ended December 31, 2011, the 2012 fiscal year, which ended December 29, 2012, and the 2013 fiscal year, which ended December 28, 2013, each contain operating results for 52 weeks. The 2014 fiscal year, which ended January 3, 2015, contains operating results for 53 weeks. It should be noted that the Successor and its recently acquired Hercules subsidiary have different year-end reporting dates. Hercules has a December 31 year-end reporting date. There were no significant changes to the business subsequent to Hercules’ fiscal period end that would have a material impact on the consolidated financial statements as of and for the quarter and twelve months ended January 3, 2015. Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary each converted to the Successor’s quarter-end reporting date during the quarter ended October 4, 2014. The impact from these conversions on the consolidated financial statements was not material. It should also be noted that, prior to fiscal 2013, the Successor’s year-end reporting date was different from that of its TriCan Tire Distributors (“TriCan”) subsidiary. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to the Successor’s fiscal year-end reporting date during fiscal 2013. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included under Item 8 of this report.

	Successor					Predecessor
					Seven Months	Five Months
	Fiscal	Fiscal	Fiscal	Fiscal	Ended	Ended
	Year	Year	Year	Year	January 1,	May 28,
Dollars in thousands	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2011 (5)	2010
Statement of Operations Data:
Net sales	$5,030,698	$3,836,569	$3,454,564	$3,050,340	$1,525,249	$934,925
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	4,178,727	3,185,709	2,886,121	2,535,120	1,316,679	775,678
Selling, general and administrative expenses	778,876	569,234	498,962	432,486	226,161	135,021
Management fees	19,886	5,753	7,446	4,624	2,352	125
Transaction expenses	53,616	6,719	5,246	3,946	1,315	42,608

Operating income (loss)	(407)	69,154	56,789	74,164	(21,258)	(18,507)
Other income (expense):
Interest expense	(125,590)	(74,284)	(72,918)	(67,580)	(37,391)	(32,669)
Loss on extinguishment of debt	(17,195)	—	—	—	—	—
Other, net (6)	(4,770)	(5,172)	(3,895)	(2,110)	(958)	(127)

Income (loss) from continuing operations before income taxes	(147,962)	(10,302)	(20,024)	4,474	(59,607)	(51,303)
Income tax provision (benefit)	(53,676)	(3,945)	(5,678)	4,357	(23,295)	(15,227)

Income (loss) from continuing operations	(94,286)	(6,357)	(14,346)	117	(36,312)	(36,076)
Income (loss) from discontinued operations, net of tax	(313)	—	—	—	—	—

Net income (loss)	$(94,599)	$(6,357)	$(14,346)	$117	$(36,312)	$(36,076)

		Successor				Predecessor
					Seven Months	Five Months
	Fiscal	Fiscal	Fiscal	Fiscal	Ended	Ended
	Year	Year	Year	Year	January 1,	May 28,
Dollars in thousands	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2011 (5)	2010
Other Financial Data:
Cash flows provided by (used in):
Continuing operating activities	$30,127	$109,731	$10,026	$(91,006)	$(23,439)	$28,106
Discontinued operating activities	1,580	—	—	—	—	—
Investing activities	(933,031)	(118,435)	(167,821)	(92,249)	(17,237)	(7,523)
Financing activities	906,469	22,998	168,824	186,263	40,405	(15,631)
Depreciation and amortization	152,553	105,458	89,167	78,071	40,905	14,707
Capital expenditures	72,149	47,127	52,388	31,044	12,381	6,424
EBITDA (7)	130,181	169,440	142,061	150,125	18,689	(3,927)
Adjusted EBITDA (7)	268,160	195,510	165,416	164,255	87,974	45,696
Ratio of earnings to fixed charges (8)	—	—	—	1.1x	—	—
Balance Sheet Data:
Cash and cash equivalents	$35,735	$35,760	$25,951	$14,979	$11,971
Working capital (9)	696,768	538,444	545,969	446,061	270,332
Total assets	3,598,971	2,559,326	2,504,002	2,302,563	2,057,348
Total debt (10)	1,816,115	967,000	951,204	835,808	652,544
Total stockholder’s equity	623,952	692,974	705,654	655,819	651,446

(1)	Reflects the acquisition of Regional Tire Distributor (Langley) Inc., Regional Tire Distributors (Vernon) Inc. and Regional Tire Distributors (Victoria) Inc. in November 2014, Trail Tire Distributors Ltd., Extreme Wheel Distributors Ltd., Kirks Tire Ltd., Regional Tire Distributors (Edmonton) Inc. and Regional Tire Distributors (Calgary) Inc. in June 2014, the acquisition of Terry’s Tire Town Holdings, Inc. in March 2014 and the acquisition of The Hercules Tire & Rubber Company and Kipling Tire Co. Ltd. in January 2014.
(2)	Reflects the acquisition of Wholesale Tire Distributors Inc. in December 2013, the acquisition of Tire Distributors, Inc. in August 2013 and the acquisition of Regional Tire Distributors Inc. in April 2013.
(3)	Reflects the acquisition of Triwest Trading (Canada) Ltd. d/b/a TriCan Tire Distributors in November 2012 and the acquisition of Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil in May 2012.
(4)	Reflects the acquisition of Bowlus Service Company d/b/a North Central Tire in April 2011.
(5)	Reflects the acquisition of Lisac’s of Washington, Inc. and Tire Wholesalers, Inc. in December 2010.
(6)	Other, net primarily includes bank fees, credit card charges to us and gains and losses on foreign currency, net of financing service fees that we charge our customers.
(7)

EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to reflect the items set forth in the table below. The presentation of EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. We use EBITDA and Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our GAAP results and the following reconciliation, we believe provides a more complete understanding of the factors and trends affecting our business than GAAP measures alone. We also believe that such measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies similar to ours. Our board of directors, management and investors use EBITDA and Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing items that we do not believe are indicative of our core operating performance. In addition, the indentures governing our senior notes use a measure similar to Adjusted EBITDA to measure our compliance with certain covenants. Our board of directors also uses Adjusted EBITDA in determining compensation for our management. The adjustments from EBITDA to Adjusted EBITDA include management and advisory fees paid to our Sponsor, non-cash stock compensation expense, transaction expenses related to our acquisitions, loss on the early extinguishment of debt, non-cash amortization of the step-up in inventory related to our acquisitions and other items, including franchise and other taxes, non-cash gains and losses on the disposal of fixed assets and assets held for sale, exchange gains and losses on foreign currency, deferred compensation, and non-cash impairment of long-lived assets. Amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers calculate Adjusted EBITDA in the same manner. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same or similar to some of the adjustments set forth below. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP.

The following tables show the calculation of EBITDA and Adjusted EBITDA from the most directly comparable GAAP measure, income (loss) from continuing operations:

	Successor					Predecessor
					Seven Months	Five Months
	Fiscal	Fiscal	Fiscal	Fiscal	Ended	Ended
	Year	Year	Year	Year	January 1,	May 28,
In thousands	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2011 (5)	2010
Income (loss) from continuing operations	$(94,286)	$(6,357)	$(14,346)	$117	$(36,312)	$(36,076)
Depreciation and amortization of intangibles	152,553	105,458	89,167	78,071	40,905	14,707
Interest expense	125,590	74,284	72,918	67,580	37,391	32,669
Income tax provision (benefit)	(53,676)	(3,945)	(5,678)	4,357	(23,295)	(15,227)

EBITDA	$130,181	$169,440	$142,061	$150,125	$18,689	$(3,927)

	Successor					Predecessor
					Seven Months	Five Months
	Fiscal	Fiscal	Fiscal	Fiscal	Ended	Ended
	Year	Year	Year	Year	January 1,	May 28,
In thousands	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2011 (5)	2010
EBITDA	$130,181	$169,440	$142,061	$150,125	$18,689	$(3,927)
Management fee	19,886	5,753	7,446	4,624	2,352	125
Incentive compensation	4,392	2,634	4,349	4,115	3,706	5,892
Transaction fees	53,616	6,719	5,246	3,946	1,315	42,608
Non-cash inventory step-up	35,923	5,379	4,074	—	58,797	—
Early debt extinguishment	17,195	—	—	—	—	—
Other (A)	6,967	5,585	2,240	1,445	3,115	998

Adjusted EBITDA	$268,160	$195,510	$165,416	$164,255	$87,974	$45,696

(A)	Other includes non-income based taxes, impairment, gain/loss on property and equipment disposals, deferred compensation and foreign currency exchange gains/losses.
(8)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense and amortization of interest capitalized to earnings before income taxes and (ii) fixed charges are comprised of interest expense, capitalized interest and the estimated interest portion of rental expense. In the five months ended May 28, 2010, the seven months ended January 1, 2011 and fiscal years 2012, 2013 and 2014, earnings were insufficient to cover fixed charges by approximately $51.3 million, $59.6 million, $20.9 million, $11.5 million and $150.3 million, respectively.
(9)	Working capital is defined as current assets less current liabilities.
(10)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are the largest distributor of replacement tires in North America based on dollar amount of wholesale sales and number of warehouses. We provide a wide range of products and value-added services to customers in each of the key market channels to enable tire retailers to more effectively service and grow sales to consumers. Through our network of more than 140 distribution centers in the United States and Canada, we offer access to an extensive breadth and depth of inventory, representing approximately 50,000 stock-keeping units (SKUs) to more than 75,000 customers. In 2014, we distributed more than 40 million replacement tires. We estimate that our share of the replacement passenger and light truck tire market in 2014 was approximately 14% in the United States, up from approximately 1% in 1996, and approximately 25% in Canada.

We serve a highly diversified customer base across multiple channels, comprised of local, regional and national independent tire retailers, mass merchandisers, warehouse clubs, tire manufacturer-owned stores, automotive dealerships and web-based marketers. We have a significant market presence in a number of these key market channels and we believe that we are the only replacement tire distributor in North America that services each of these key market channels. During fiscal 2014, our largest customer and top ten customers accounted for 2.9% and 10.3%, respectively, of our net sales. We believe we are a top supplier to many of our customers and have maintained relationships with our top 20 customers that exceed a decade on average.

We believe we distribute the broadest product offering in our industry, supplying our customers with nine of the top ten leading passenger and light truck tire brands. We carry the flag brands from each of the four largest tire manufacturers —Bridgestone, Continental, Goodyear and Michelin — as well as the Cooper, Hankook, Kumho, Nexen, Nitto/Toyo and Pirelli brands. We also sell lower price point associate and proprietary brands of these and many other tire manufacturers, and through our acquisition of Hercules we also own and market our proprietary Hercules® brand, the number one private brand in North America in 2014 based on unit sales. In fiscal 2014, tire sales accounted for 97.7% of our net sales, with sales of passenger and light truck tires accounting for 82.6% of our net sales. Tire supplies, tools and custom wheels and accessories represented approximately 2.3% of our net sales. We believe that our large and diverse product offering allows us to penetrate the replacement tire market across a broad range of price points.

Our growth strategy, coupled with our access to capital and our scalable platform, enables us to continue to expand organically in existing markets as well as in new geographic areas. We also expect to continue to employ a selective acquisition strategy to increase our share in the markets we currently service as well as to expand our distribution into new markets, utilizing our scale in an effort to realize significant synergies. In addition, we are investing in technology and each sales channel to fuel our future growth. As a result, we believe that we are well positioned to continue to achieve above-market growth in all market environments and to continue to enhance our profitability and cash flows.

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

From 1955 through 2014, U.S. replacement tire unit shipments increased by an average of approximately 3% per year. We believe that we are experiencing the beginning of a recovery after a prolonged downturn, which began in 2008 for the replacement tire market. Replacement tire unit shipments were up 3.5% in the United States and 15.7% in Canada in 2014 as compared to 2013, as a rebound in the housing market, a decline in unemployment rates and increases in vehicle sales and vehicle miles driven continued to impact the U.S. and Canadian replacement tire market favorably. In addition, a surge in tire imports during fourth quarter 2014, ahead of the expected imposition of the countervailing and antidumping duties on Chinese-made passenger and light truck tires, contributed to the increase in the U.S. replacement tire unit shipments.

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

In June 2014, the United Steelworkers filed an antidumping and countervailing duty (“AD/CVD”) case relating to passenger and light truck tires imported from China. In July 2014, the International Trade Commission (“ITC”) voted to allow the AD/CVD petition and investigation to go forward. On November 21, 2014, the Department of Commerce (“DOC”) made a preliminary determination in the countervailing duties case against Chinese built passenger and light truck tires imposing additional tariffs that we expect will average approximately 12% for our affected suppliers. On January 21, 2015, the DOC announced its preliminary determination on the antidumping case against Chinese built passenger and light truck tires imposing additional tariffs that vary by supplier. We expect that most of our suppliers will have an additional tariff imposed of approximately 20%, with one of our suppliers having an additional tariff imposed of approximately 29%. In total the preliminary determination by the DOC is expected to result in increased duties of between 32% and 41%. Final decisions by the DOC are scheduled to be made in June 2015.

Recent Developments

Acquisitions and Expansion

As part of our ongoing business strategy, we intend to expand in existing markets as well as enter into previously underserved markets and new geographic areas. Since the second half of 2010, we opened new distribution centers in 23 locations throughout the contiguous United States. We expect to continue to evaluate additional geographic markets during 2015 and beyond.

On November 3, 2014, we completed the acquisitions of Regional Tire Distributors (Langley) Inc., Regional Tire Distributors (Vernon) Inc. and Regional Tire Distributors (Victoria) Inc. (collectively “RTD BC”) pursuant to three respective asset purchase agreements. RTD BC operated a tire wholesale business in the province of British Columbia in Canada.

On June 27, 2014, we completed the following acquisitions:

•	Trail Tire. We acquired the wholesale distribution business of Trail Tire Distributors Ltd. (“Trail Tire”) pursuant to an Asset Purchase Agreement by and among TriCan Tire Distributors Inc. (“TriCan”) and the shareholders and principals of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada.

•	Extreme Wheel. We acquired the wholesale distribution business of Extreme Wheel Distributors Ltd. (“Extreme Wheel”) pursuant to an Asset Purchase Agreement by and between TriCan and the shareholder and principal of Extreme Wheel. Extreme Wheel is a wholesale distributor of wheels and related accessories in Canada.

•	Kirks. We acquired the wholesale distribution business of Kirks Tire Ltd. (“Kirks Tire”) pursuant to an Asset Purchase Agreement by and among TriCan and the shareholders and principals of Kirks Tire. Kirks Tire is engaged in (i) the wholesale distribution of tire, tire parts, tire accessories and related equipment and (ii) the retail sale and installation of tires, tire parts, and tire accessories and the manufacturing and sale of retread tires. We did not acquire Kirks Tire’s retail operations.

•	RTD Edmonton. We acquired the wholesale distribution business of Regional Tire Distributors (Edmonton) Inc. (“RTD Edmonton”) pursuant to an Asset Purchase Agreement by and among TriCan and the shareholders and principals of RTD Edmonton. RTD Edmonton is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada.

•	RTD Calgary. We acquired the wholesale distribution business of Regional Tire Distributors (Calgary) Inc. (“RTD Calgary”) pursuant to an Asset Purchase Agreement by and among TriCan and the shareholders and principals of RTD Calgary. RTD Calgary is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada.

On March 28, 2014, we completed the acquisition of Terry’s Tire Town Holdings, Inc. (“Terry’s Tire”) pursuant to a Stock Purchase Agreement between TTT Holdings, Inc., which owned all of the capital stock of Terry’s Tire. Terry’s Tire and its subsidiaries are engaged in the business of purchasing, marketing, distributing and selling tires, wheels and related tire and wheel accessories on a wholesale basis to tire dealers, wholesale distributors, retail chains, automotive dealers and others, retreading tires and selling retread and other commercial tires through commercial outlets to end users and selling tires directly to consumers via the Internet. Terry’s Tire operated ten distribution centers spanning from Virginia to Maine and in Ohio. We believe the acquisition of Terry’s Tire will enhance our market position in these areas and aligns very well with our distribution centers, especially our new distribution centers that we opened over the past two years in the Northeast and Ohio.

On January 31, 2014, we completed the acquisition of Hercules Tire Holdings LLC (“Hercules Holding”) pursuant to an Agreement and Plan of Merger, dated January 24, 2014. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company (“Hercules”). Hercules is engaged in the business of purchasing, marketing, distributing and selling replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and other in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States, six distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules® brand, which is one of the most sought after proprietary tire brands in the industry. We believe the acquisition of Hercules will strengthen our presence in major markets such as California, Texas and Florida in addition to increasing our presence in Canada. Additionally, Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow us to capitalize on the growing import market, as well as provide the ability to expand the international sales of the Hercules® brand, which in 2013 had a 2% market share of the passenger and light truck market in the United States and Canada and a 3% market share of highway truck tires in the United States and Canada.

On January 17, 2014, TriCan entered into and closed an Asset Purchase Agreement with Kipling Tire Co. LTD (“Kipling”) pursuant to which TriCan agreed to acquire the wholesale distribution business of Kipling. Kipling has operated as a retail-wholesale business since 1982. Kipling’s wholesale business distributes tires from its Etobicoke facilities to approximately 400 retail customers in Southern Ontario. Kipling’s retail operations were not acquired by TriCan and will continue to operate under its current ownership. This acquisition will further strengthen TriCan’s presence in the Southern Ontario region of Canada.

Credit Agreement Amendment

In addition, on June 16, 2014, we amended our credit agreement relating to our senior secured term loan facility to borrow an additional $420 million on the same terms as our existing Term Loan (as defined below) The proceeds from these additional borrowings were used to redeem all amounts outstanding under our Senior Secured Notes (as defined below) and pay related fees and expenses, as well as for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions.

Results of Operations

Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to other fiscal years. The 2014 fiscal year, which ended January 3, 2015, contains operating results for 53 weeks. The 2013 fiscal year, which ended December 28, 2013 and the 2012 fiscal year, which ended December 29, 2012, each contain operating results for 52 weeks. It should be noted that we and our recently acquired Hercules subsidiary have different year-end reporting dates. Hercules has a December 31 year-end reporting date. There were no significant changes to the business subsequent to Hercules’ fiscal period end that would have a material impact on the consolidated financial statements as of and for the quarter and twelve months ended January 3, 2015. Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary each converted to our quarter-end reporting date during the quarter ended October 4, 2014. The impact from these conversions on the consolidated financial statements was not material. It should also be noted that, prior to fiscal 2013, our year-end reporting date was different from that of our TriCan subsidiary. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to our fiscal year-end reporting date during fiscal 2013.

Fiscal 2014 Compared to Fiscal 2013

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

			Period Over	Period Over	Percentage of Net Sales
	Fiscal Year	Fiscal Year	Period	Period	For the Respective
	Ended	Ended	Change	% Change	Period Ended
	January 3,	December 28,	Favorable	Favorable	January 3,	December 28,
In thousands	2015	2013	(unfavorable)	(unfavorable)	2015	2013
Net sales	$5,030,698	$3,836,569	$1,194,129	31.1%	100.0%	100.0%
Cost of goods sold	4,178,727	3,185,709	(993,018)	(31.2%)	83.1%	83.0%
Selling, general and administrative expenses	778,876	569,234	(209,642)	(36.8%)	15.5%	14.8%
Management fees	19,886	5,753	(14,133)	(245.7%)	0.4%	0.1%
Transaction expenses	53,616	6,719	(46,897)	(698.0%)	1.1%	0.2%

Operating income (loss)	(407)	69,154	(69,561)	(100.6%)	(0.0%)	1.8%
Other income (expense):
Interest expense	(125,590)	(74,284)	(51,306)	(69.1%)	(2.5%)	(1.9%)
Loss on extinguishment of debt	(17,195)	—	(17,195)	(100.0%)	(0.3%)	0.0%
Other, net	(4,770)	(5,172)	402	7.8%	(0.1%)	(0.1%)

Income (loss) from continuing operations before income taxes	(147,962)	(10,302)	(120,465)	(1,169.3%)	(2.9%)	(0.3%)
Income tax provision (benefit)	(53,676)	(3,945)	49,731	1,260.6%	(1.1%)	(0.1%)

Income (loss) from continuing operations	(94,286)	(6,357)	32,536	(511.8%)	(1.9%)	(0.2%)
Income (loss) from discontinued operations, net of tax	(313)	—	313	(100.0%)	(0.0%)	0.0%

Net income (loss)	$(94,599)	$(6,357)	$(70,734)	(1,112.7%)	(1.9%)	(0.2%)

Net Sales

Net sales for fiscal 2014 were $5,030.7 million, a $1,194.1 million or 31.1% increase compared with fiscal 2013. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisitions of RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire and our 2013 acquisitions of WTD, TDI and RTD. These growth initiatives added $993.7 million of incremental sales during fiscal 2014. In addition, we experienced an increase in comparable tire unit sales of $284.3 million primarily driven by an overall stronger sales unit environment and the inclusion of four additional selling days in fiscal 2014 which contributed approximately $39.2 million to the unit increase. However, these increases were partially offset by lower net tire pricing of $83.9 million, primarily driven by manufacturer marketing specials, competitive pricing positions in certain U.S. markets, as well as a shift in product mix in our lower priced point offerings.

Cost of Goods Sold

Cost of goods sold for fiscal 2014 were $4,178.7 million, a $993.0 million or a 31.2% increase compared with fiscal 2013. The increase in cost of goods sold was primarily driven by the combined results of new distribution centers as well as the acquisitions of RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of RTD, WTD and TDI. These growth initiatives added $822.8 million of incremental costs during fiscal 2014. Cost of goods sold for fiscal 2014 also includes $35.9 million related to the non-cash amortization of the inventory step-up recorded in connection with the acquisitions of RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire, Hercules and WTD as compared to $5.4 million during fiscal 2013. In addition, the inclusion of four additional selling days in fiscal 2014 and an overall stronger sales unit environment increased cost of goods sold by $234.4 million (of which approximately $34.2 million was due to the four additional selling days). These increases were partially offset by lower net tire pricing of $69.2 million.

Cost of goods sold as a percentage of net sales was 83.1% for fiscal 2014, a slight increase compared with 83.0% for fiscal 2013. The increase in cost of goods sold as a percentage of net sales was primarily driven by the $35.9 million non-cash amortization of the inventory step-up recorded in connection with the RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire, Hercules and WTD acquisitions. This increase had a 0.6% impact on cost of goods sold as a percentage of net sales. Excluding the non-cash amortization of the inventory step-up, the decrease in cost of goods sold as a percentage of net sales was primarily driven by the margin contribution of the Hercules brand, a lower level of manufacturer price repositioning this year as compared to the prior year, and an incremental benefit from manufacturer programs during the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2014 was $778.9 million, a $209.6 million or 36.8% increase compared with fiscal 2013. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisitions of RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire in 2014 and our 2013 acquisitions of RTD, WTD and TDI. Combined, these factors added $160.3 million of incremental costs to fiscal 2014. In addition, we also experienced a $31.4 million increase in salaries and wage expense primarily due to higher sales volume and related headcount, higher incentive and commission compensation and the inclusion of four additional selling days in fiscal 2014, which contributed approximately $2.6 million to the year-over-year increase. Additionally, occupancy and vehicle expense increased $7.9 million due to higher cost as we expanded several of our distribution centers to better service our existing customers as well as higher overall fuel consumption and other vehicle related expenses.

Selling, general and administrative expenses as a percentage of net sales were 15.5% for fiscal 2014; an increase compared with 14.8% for fiscal 2013. The increase in selling, general and administrative expenses as a percentage of net sales were primarily driven by an increase in costs associated with our recently opened and acquired distribution centers. Overall operating leverage significantly improved during the latter part of 2014, as our consolidation of the Hercules distribution centers were finalized during the latter part of the third quarter, our consolidation of the Terry’s Tire’s distribution centers did not commence until the latter part of the second quarter and extended through the latter part of the third quarter, and our consolidation of Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary was commenced and completed during the latter part of the third quarter. In addition, higher depreciation and amortization expense between periods resulted in a 0.3% increase in selling, general and administrative expenses as a percentage of net sales.

Management Fees

Management fees for fiscal 2014 of $19.9 million represents a monitoring fee paid to our sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors. In addition, fiscal 2014 includes a $13.5 million fee paid to TPG in connection with the acquisitions of Terry’s Tire and Hercules.

Transaction Expenses

Transaction expenses for fiscal 2014 were $53.6 million and were primarily related to costs associated with the acquisition and integration of RTD BC, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Hercules and Terry’s Tire, as well as with expenses related to potential future acquisitions and other corporate initiatives. In addition, transaction expenses for fiscal 2014 include $4.0 million related to the suspended initial public offering of ATD Corporation’s, our indirect parent, common stock. Transaction expenses for fiscal 2013 were $6.7 million and were primarily related to costs associated with our acquisitions of RTD, TDI and WTD as well as expenses related to potential future acquisitions and other corporate initiatives.

Interest Expense

Interest expense for fiscal 2014 was $125.6 million, a $51.3 million or 69.1% increase compared with fiscal 2013. This increase was due to higher debt levels associated with our ABL Facility, FILO Facility, Additional Subordinated Notes and Term Loan, all as defined under Liquidity and Capital Resources, which were driven by our 2014 acquisitions and the redemption of our Senior Secured Notes. Additionally, changes in the fair value of our interest rate swaps resulted in a $4.2 million increase in interest expense. These increases were partially offset by lower interest expense related to the redemption of our Senior Secured Notes in June 2014.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2014 of $17.2 million related to the early redemption of all $250.0 million aggregate principal amount of our 9.75% Senior Secured Notes on June 16, 2014 at a redemption price of 104.875% of the principal amount. Additionally, the loss on extinguishment of debt includes approximately $4.9 million related to the write-off of the unamortized original issuance discount and unamortized deferred financing fees associated with the Senior Secured Notes.

Provision (Benefit) for Income Taxes

Our income tax benefit for fiscal 2014 was $53.7 million, consisting of a $51.0 million U.S, tax benefit and a $2.7 million foreign tax benefit. The benefit, which was based on a pre-tax loss of $148.0 million, includes $87.0 million of amortization expense that is not deductible for income tax purposes. Our income tax benefit for 2013 was $3.9 million, consisting of a $4.1 million U.S. tax benefit and a $0.2 million foreign tax expense, which was based on pre-tax loss of $10.3 million, primarily resulting from a higher state effective tax rate as well as additional amortization expense related to the valuation of intangible assets acquired, which were recorded in connection with the TPG Merger. Our effective tax rate for fiscal years 2014 and 2013 was 36.3% and 38.3%, respectively. The effective tax rate for fiscal 2014 was higher than the statutory tax rate primarily due to higher state income taxes, a result based on our legal entity tax structure, the unfavorable adjustment to the transaction costs related to the 2014 acquisitions, and the rate differences between U.S. and Canada. The effective tax rate for fiscal 2013 was higher than the statutory tax rate primarily due to the unfavorable adjustment to the transaction costs related to the 2013 acquisitions, the release of the valuation allowance related to various state net operating losses, and the rate differences between U.S. and Canada.

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

			Period Over	Period Over	Percentage of Net Sales
	Fiscal Year	Fiscal Year	Period	Period	For the Respective
	Ended	Ended	Change	% Change	Period Ended
	December 28,	December 29,	Favorable	Favorable	December 28,	December 29,
In thousands	2013	2012	(unfavorable)	(unfavorable)	2013	2012
Net sales	$3,836,569	$3,454,564	$382,005	11.1%	100.0%	100.0%
Cost of goods sold	3,185,709	2,886,121	(299,588)	(10.4%)	83.0%	83.5%
Selling, general and administrative expenses	569,234	498,962	(70,272)	(14.1%)	14.8%	14.4%
Management fees	5,753	7,446	1,693	22.7%	0.1%	0.2%
Transaction expenses	6,719	5,246	(1,473)	(28.1%)	0.2%	0.2%

Operating income (loss)	69,154	56,789	12,365	(21.8%)	1.8%	1.6%
Other income (expense):
Interest expense	(74,284)	(72,918)	(1,366)	(1.9%)	(1.9%)	(2.1%)
Other, net	(5,172)	(3,895)	(1,277)	(32.8%)	(0.1%)	(0.1%)

Income (loss) from continuing operations before income taxes	(10,302)	(20,024)	9,722	48.6%	(0.3%)	(0.6%)
Income tax provision (benefit)	(3,945)	(5,678)	(1,733)	(30.5%)	(0.1%)	(0.2%)

Net income (loss)	$(6,357)	$(14,346)	$7,989	55.7%	(0.2%)	(0.4%)

Net Sales

Net sales for fiscal 2013 were $3,836.6 million, a $382.0 million or 11.1% increase compared with fiscal 2012. The increase in net sales was primarily driven by the combined results of new distribution centers as well as the acquisition of TriCan and Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. These growth initiatives added $464.4 million of incremental sales during fiscal 2013. In addition, despite one less selling day in fiscal 2013 as compared to fiscal 2012, we experienced an increase in comparable tire unit sales of $3.6 million primarily driven by an overall stronger sales unit environment particularly during fourth quarter of 2013. However, these increases were partially offset by lower net tire pricing of $92.0 million, which included $68.8 million related to passenger and light truck tires and $15.5 million related to medium truck tires, primarily driven by manufacturer price repositioning, as well as, a slight shift in product mix in our lower price point offerings specifically our entry level imported products.

Cost of Goods Sold

Cost of goods sold for fiscal 2013 was $3,185.7 million, a $299.6 million or a 10.4% increase compared with fiscal 2012. The increase in cost of goods sold was primarily driven by the combined results of new distributions centers as well as the acquisition of TriCan and CTO in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. These growth initiatives added $379.1 million of incremental costs during fiscal 2013. In addition, despite one less selling day in fiscal 2013 as compared to fiscal 2012, we experienced an overall stronger sales unit environment, particularly during fourth quarter of 2013, which increased cost of goods sold by $0.9 million. Cost of goods sold for fiscal 2013 also includes $5.4 million related to non-cash amortization of the inventory step-up recorded in connection with the acquisitions of TriCan, RTD, TDI and WTD as compared to $4.1 million during fiscal 2012. These increases were partially offset by lower net tire pricing of $78.6 million.

Cost of goods sold as a percentage of net sales was 83.0% for fiscal 2013, a decrease compared with 83.5% from fiscal 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by a higher level of manufacturer program benefits in the current year, which was driven by an approximate 4% unit growth in the U.S., but was partially offset by a higher level of negative FIFO layers in 2013 as compared to 2012, which resulted from manufacturer price reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2013 were $569.2 million, a $70.3 million or 14.1% increase compared with fiscal 2012. The increase in selling, general and administrative expenses was primarily related to incremental costs associated with our new distribution centers as well as the acquisition of TriCan and CTO in fiscal 2012 and RTD, TDI and WTD in fiscal 2013. Combined, these factors added $69.6 million of incremental costs to fiscal 2013, including increased amortization expense of $12.1 million from newly established intangible assets. In addition, we experienced a $5.3 million increase to vehicle and occupancy expenses due to a higher overall consumption of fuel and other vehicle related expenses as well as increases in occupancy costs as we expanded several of our distribution centers to better service our existing customers. Depreciation expense added an additional $4.7 million of costs to fiscal 2013 as we increased our capital expenditure costs for information system technologies. These increases were partially offset by a decrease in salaries and wage expense of $9.0 million, which related to lower commission compensation, as well as, improved operating efficiencies and headcount leverage in most of our distribution centers.

Selling, general and administrative expenses as a percentage of net sales was 14.8% for fiscal 2013; an increase compared with 14.4% during fiscal 2012. The increase in selling, general and administrative expenses as a percentage of net sales was substantially driven by an increase in non-cash depreciation and amortization expense.

Management Fees

Management fees for fiscal 2013 of $5.8 million represented a monitoring fee paid to our sponsor, TPG, for certain management, consulting and financial services as well as fees paid to our outside board of directors.

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

Provision (Benefit) for Income Taxes

Our income tax benefit for fiscal 2013 was $3.9 million. The benefit, which was based on a pre-tax loss of $10.3 million, includes $66.7 million of amortization expense that is not deductible for income tax purposes. Our income tax benefit for 2012 was $5.7 million, which was based on pre-tax loss of $20.0 million, primarily resulting from a higher state effective tax rate as well as additional amortization expense related to the valuation of intangible assets acquired, which were recorded in connection with the Merger. Our effective tax rate for fiscal years 2013 and 2012 was 38.3% and 28.3%, respectively. The effective tax rate for fiscal 2013 was higher than the statutory tax rate primarily due to the adjustment to the transaction costs related to 2013 acquisitions, the release of the valuation allowance related to various state net operating losses, and the rate differences between U.S. and Canada. The effective tax rate for fiscal 2012 was lower than the statutory tax rate primarily due to the adjustment to the transaction costs related to the acquisition of TriCan, the impact from certain amortization expense that is non-deductible for tax purposes, and the rate differences between U.S. and Canada.

Liquidity and Capital Resources

Overview

The following table contains several key measures to gauge our financial condition and liquidity:

	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Cash and cash equivalents	$35,735	$35,760	$25,951
Working capital	696,768	538,444	545,969
Total debt	1,816,115	967,000	951,204
Total stockholder’s equity	623,952	692,974	705,654

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

Our primary sources of liquidity include cash flows from operations and our availability under our ABL Facility and FILO Facility. We currently do not intend nor foresee a need to repatriate funds from our Canadian subsidiaries to the United States, and no provision for U.S. income taxes has been made with respect to such earnings. We expect our cash flow from U.S. operations, combined with availability under our U.S. ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in the United States during the next twelve month period and for the foreseeable future. We expect cash flows from our Canadian operations, combined with availability under our Canadian ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending in Canada during the next twelve month period and thereafter for the foreseeable future.

We are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of January 3, 2015, our total indebtedness was $1,816.1 million. In February 2015, we issued 10  1⁄4% Senior Subordinated Notes due 2022 in the aggregate principal amount of $855.0 million which increased our total indebtedness. The net proceeds from the issuance of the 10  1⁄4% Senior Subordinated Notes were used to redeem all $425.0 million aggregate principal amount of ATDI’s 11.50% Senior Subordinated Notes due 2018. As of January 3, 2015, we have an additional $236.6 million of availability under our U.S. ABL Facility, an additional $124.5 million of availability under our Canadian ABL Facility and an additional $14.8 million of availability under our Canadian FILO Facility. The availability under our U.S. and Canadian ABL Facilities and FILO Facility are determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our U.S. and Canadian ABL Facilities and FILO Facility may not be available when we need them.

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

Cash Flows

The following table sets forth the major categories of cash flows:

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
In thousands	2014	2013	2012
Cash provided by (used in) continuing operating activities	$30,127	$109,731	$10,026
Cash provided by (used in) discontinued operations	1,580	—	—
Cash provided by (used in) investing activities	(933,031)	(118,435)	(167,821)
Cash provided by (used in) financing activities	906,469	22,998	168,824

Effect of exchange rate changes on cash	(5,170)	(4,485)	(57)

Net increase (decrease) in cash and cash equivalents	(25)	9,809	10,972
Cash and cash equivalents—beginning of period	35,760	25,951	14,979

Cash and cash equivalents—end of period	$35,735	$35,760	$25,951

Cash payments for interest, net of capitalized interest	$116,774	$66,623	$63,221
Cash payments (receipts) for taxes, net	$13,282	$23,740	$6,510
Capital expenditures financed by debt	$—	$128	$515

Operating Activities

Net cash provided by continuing operating activities for fiscal 2014 was $30.1 million compared with $109.7 million for fiscal 2013. During fiscal 2014, working capital requirements resulted in a cash outflow of $30.3 million, primarily driven by changes in inventory levels which resulted in a cash outflow of $27.2 million as a result of building out the product offering provided through the Hercules acquisition for a significant portion of our U.S. and Canadian distribution centers. These increases to inventories were partially offset by the consolidation of numerous distribution centers related to our various U.S. and Canadian acquisitions in fiscal 2014 and the related inventory rationalization as a part of the consolidation process. In addition, changes in accounts payable and accrued expenses associated with the timing of vendor payments and changes in our income tax receivable also contributed to the cash outflow for working capital requirements during fiscal 2014. These amounts were partially offset by changes in customer accounts receivable which resulted in a cash inflow of $22.3 million.

Net cash provided by operating activities for fiscal 2013 was $109.7 million compared with $10.0 million for fiscal 2012. The increase is primarily driven by cash earnings during the year. In addition, working capital requirements resulted in a net cash inflow of $18.3 million during fiscal 2013, primarily driven by a change in accounts payable associated with the timing of vendor payments which resulted in a cash inflow of $39.6 million partially offset by a cash outflow of $27.6 million related to changes in inventory levels as a result of stocking new distribution centers opened and acquired during 2013 as well as seasonal changes in inventory stocking levels (including the Canadian winter business).

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

Investing Activities

Net cash used in investing activities for fiscal 2014 was $933.0 million compared to $118.4 million during fiscal 2013. The change was primarily associated with cash paid for acquisitions, which resulted in a $788.0 million increase in the current period. In addition, we invested $72.1 million and $47.1 million in property and equipment purchases during fiscal 2014 and fiscal 2013, respectively, which included information technology upgrades, specifically an upgrade to Oracle R-12, information technology application development, investment in tire molds and warehouse racking.

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

Financing Activities

Net cash provided by financing activities for fiscal 2014 was $906.5 million compared with $23.0 million during fiscal 2013. The change was primarily related to proceeds received from the issuance of our Additional Subordinated Notes and Term Loan during fiscal 2014. These proceeds were used to finance a portion of the Hercules and Terry’s Tire acquisitions as well to redeem all amounts outstanding under our Senior Secured Notes (as defined below). In addition, higher net borrowings from our ABL Facility and FILO Facility, specifically our U.S. ABL Facility, contributed to the year-over-year increase. The higher net borrowings under our ABL Facility and FILO Facility were due to the increase in cash outflow for working capital requirements between periods and cash paid for acquisitions. Additionally, the Company received an equity contribution of $50.0 million from TPG and certain co-investors during fiscal 2014.

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

Supplemental Disclosures of Cash Flow Information

Cash payments for interest, net of capitalized interest, for fiscal 2014 were $116.8 million compared with $66.6 million during fiscal 2013. The increase is primarily due to the timing of our year-end on January 3, 2015, and as such, included an additional quarterly interest payment on our ABL Facility and FILO Facility as compared to fiscal 2013. Additionally, higher levels of indebtedness incurred in connection with the issuance of our Additional Subordinated Notes and our Term Loan also contributed to the year-over-year increase. In addition, we paid an additional $0.7 million during fiscal 2014 related to our interest rate swaps.

Cash payments for interest, net of capitalized interest, for fiscal 2013 were $66.6 million compared with $63.2 million during fiscal 2012. The increase is primarily due to higher average debt levels during fiscal 2013. In addition, we paid an additional $0.4 million during fiscal 2013 related to our interest rate swaps.

Cash payments for taxes during fiscal 2014 were $15.4 million, which was partially offset by a receipt of $2.1 million related to a federal and state income tax refunds. The remaining balance included payments for 2014 estimated tax payments and 2013 tax return payments.

Cash payments for taxes during fiscal 2013 were $23.7 million compared with $6.5 million during fiscal 2012. The difference between periods primarily relates to the balance and timing of estimated income tax payments and income tax payments due with returns.

Indebtedness

The following table summarizes our outstanding debt at January 3, 2015:

		Interest Rate	Outstanding
In thousands	Matures	(1)	Balance
U.S. ABL Facility	2017	2.1%	$581,167
Canadian ABL Facility	2017	4.4	473
U.S. FILO Facility	2017	3.8	80,000
Canadian FILO Facility	2017	6.0	—
Term Loan	2018	5.8	714,175
Senior Subordinated Notes (2)	2018	11.50	421,736
Capital lease obligations	2015 - 2027	2.7 - 13.9	12,448
Other	2014 - 2021	3.1 - 10.6	6,116

Total debt			1,816,115
Less—Current maturities			(9,768)

Long-term debt			$1,806,347

(1)	Interest rates for each of the U.S. ABL Facility, the Canadian ABL Facility and the U.S. FILO Facility are the weighted- average interest rate at January 3, 2015.
(2)	The Senior Subordinated Notes due in 2018 were redeemed in February 2015.

In February 2015, we issued 10  1⁄4% Senior Subordinated Notes due 2022 in the aggregate principal amount of $855.0 million which increased our total indebtedness. The net proceeds from the issuance of the 10  1⁄4% Senior Subordinated Notes were used to redeem all $425.0 million aggregate principal amount of ATDI’s 11.50% Senior Subordinated Notes due 2018. See Note 20 in our Notes to Consolidated Financial Statements for additional information.

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, we entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”) which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in an aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility provides for revolving loans available to ATDI, its 100% owned subsidiary Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that we designate in the future in accordance with the terms of the agreement. The Canadian ABL Facility provides for revolving loans available to TriCan and any other Canadian subsidiary that we designate in the future in accordance with the terms of the agreement. Provided that no default or event of default then exists or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks with respect to the lenders providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017.

At January 3, 2015, we had $581.2 million outstanding under the U.S. ABL Facility. In addition, we had certain letters of credit outstanding in the aggregate amount of $11.0 million, leaving $236.6 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at January 3, 2015 was $0.5 million, leaving $124.5 million available for additional borrowings. The outstanding balance of the U.S. FILO Facility at January 3, 2015 was $80.0 million. As of January 3, 2015, no amount was outstanding under the Canadian FILO Facility, leaving $14.8 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at our option, either (a) 175 basis points over an adjusted LIBOR rate or (b) 75 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR rate plus 100 basis points). The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to, at our option, either (a) 75 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 75 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 175 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 175 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at our option, either (a) 325 basis points over an adjusted LIBOR rate or (b) 225 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points). The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to, at our option, either (a) 225 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 225 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 325 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 325 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility and the FILO Facility contain customary covenants, including covenants that restrict our ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change our fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. As of January 3, 2015, we were in compliance with these covenants. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then we would be subject to an additional covenant requiring us to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 3, 2015, our additional borrowing availability under the ABL Facility was above the required amount and we were therefore not subject to the additional covenants.

Senior Secured Term Loan

In connection with the acquisition of Terry’s Tire, on March 28, 2014, ATDI entered into a credit agreement that provided for a senior secured term loan facility in the aggregate principal amount of $300.0 million (the “Initial Term Loan”). The Initial Term Loan was issued at a discount of 0.25% which, combined with certain debt issuance costs paid at closing, resulted in net proceeds of approximately $290.9 million. The Initial Term Loan will accrete based on an effective interest rate of 6% to an aggregate accreted value of $300.0 million, the full principal amount at maturity. The net proceeds from the Initial Term Loan were used to finance a portion of the Terry’s Tire Purchase Price. The maturity date for the Initial Term Loan is June 1, 2018.

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, ATDI also borrowed an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. We received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018.

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

The Term Loan contains customary covenants, including covenants that restrict the our ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of our business or change our fiscal year. The terms of the Term Loan generally restrict distributions or the payment of dividends in respect of our stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning January 1, 2014 and other customary negotiated exceptions. As of January 3, 2015, we were in compliance with these covenants.

We were required to make a principal payment under the Term Loan equal to $1.6 million on the last business day of June 2014. Commencing with the last business day of September 2014, we are required to make principal payments equal to $1.8 million on the last business day of each March, June, September and December. In addition, subject to certain exceptions, we are required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of our annual excess cash flow, as defined in the Term Loan agreement. For the fiscal year ended January 3, 2015, we did not generate excess cash flow, as defined in the Term Loan agreement; therefore, we have no requirement to repay the Term Loan. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the credit agreement or incurred to refinance all or any portion of the Term Loan.

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

11.50% Senior Subordinated Notes

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes”). The net proceeds to ATDI from the sale of the Additional Subordinated Notes were approximately $221.1 million.

The Additional Subordinated Notes were issued pursuant to the Seventh Supplemental Indenture, dated as of January 31, 2014, among ATDI, the guarantors party thereto and the trustee thereunder (the “Seventh Supplemental Indenture”) to the Senior Subordinated Indenture. The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes, except the Additional Subordinated Notes will accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes, as defined below, will be treated as a single class of securities for all purposes under the Subordinated Indenture. However, the Additional Subordinated Notes will be issued with separate CUSIP numbers from the Initial Subordinated Notes and will not be fungible for U.S. federal income tax purposes with the Initial Subordinated Notes. Interest on the Additional Subordinated Notes will be paid semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2014. The Additional Subordinated Notes will mature on June 1, 2018.

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

The Senior Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 nor more than 60 days’ notice at a redemption price of 102.0% of the principal amount if the redemption date occurs between June 1, 2014 and May 31, 2015 and 100.0% of the principal amount if the redemption date occurs between June 1, 2015 and May 31, 2016.

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

On February 25, 2015, using proceeds from the issuance of the 10  1⁄4% Senior Subordinated Notes, as defined below, we redeemed all $425.0 million aggregate principal amount of the Senior Subordinated Notes at a price equal to 102.0% of the principal amount of the Senior Subordinated Notes redeemed plus accrued and unpaid interest, to, but excluding February 25, 2015 for a total redemption price of $444.9 million.

10  1⁄4% Senior Subordinated Notes

On February 25, 2015, ATDI issued $855.0 million in aggregate principal amount of its 10  1⁄4% Senior Subordinated Notes due 2022 (the “10  1⁄4% Subordinated Notes”). The net proceeds from the issuance of the 10  1⁄4% Senior Subordinated Notes were used to fund the redemption of all of ATDI’s outstanding 11.50% Senior Subordinated Notes due 2018, to pay a cash dividend to us to enable our ultimate parent company to fund a cash dividend or other payment to certain of its securityholders and to pay related fees and expenses. Interest on the 10  1⁄4% Subordinated Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2015. The 10  1⁄4% Subordinated Notes will mature on March 1, 2022.

The 10  1⁄4% Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to March 1, 2018. Thereafter, the 10  1⁄4% Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 or more than 60 days’ notice at a redemption price of 105.125% of the principal amount if the redemption date occurs between March 1, 2018 and February 28, 2019, 102.563% of the principal amount if the redemption date occurs between March 1, 2019 and February 28, 2020 and 100.0% of the principal amount if the redemption date occurs between March 1, 2020 and thereafter.

Prior to March 1, 2018, ATDI may, at its option, on one or more occasions, redeem up to 40.0% of the aggregate principal amount of the 10  1⁄4% Subordinated Notes issued at a redemption price equal to 110.25% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1)	At least 50% of the sum of the aggregate principal amount of the 10 1⁄4% Subordinated Notes remains outstanding immediately after the occurrence of each such redemption; and

(2)	Each such redemption occurs within 120 days of the date of closing of the related equity offering.

In addition, at any time prior to March 1, 2018, ATDI may redeem all or part of the 10  1⁄4% Subordinated Notes, upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, as of, and accrued and unpaid interest, to, but not including the redemption date, subject to the rights of the holders on the relevant record date to receive interest due on the relevant interest payment date.

The 10  1⁄4% Subordinated Notes are unconditionally guaranteed, jointly and severally, by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the 10  1⁄4% Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or distributions on, or redeem or repurchase, its capital stock; prepay, redeem or repurchase certain debt; make certain investments; create liens on its assets; sell assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to ATDI; consolidate, merge or sell or otherwise dispose all or substantially all of ATDI’s assets; engage in transactions with affiliates; and designate restricted subsidiaries as unrestricted subsidiaries.

Contractual Commitments

As of January 3, 2015, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

		Less than	1 - 3	3 - 5	After 5
In millions	Total	1 year	years	years	years
Long-term debt (variable rate) (2)	$1,375.8	$7.2	$676.0	$692.6	$—
Long-term debt (fixed rate) (3)	427.7	2.1	2.5	423.0	0.1
Estimated interest payments (1)	365.8	107.6	209.3	42.1	6.8
Operating leases, net of sublease income	581.3	101.0	161.1	123.6	195.6
Capital leases	12.5	0.4	1.0	1.2	9.9
Uncertain tax positions	0.4	—	0.4	—	—
Deferred compensation obligation	3.7	—	—	—	3.7

Total contractual cash obligations	$2,767.2	$218.3	$1,050.3	$1,282.5	$216.1

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense for the U.S. ABL Facility, the Canadian ABL Facility, the U.S. FILO Facility, the Canadian FILO Facility and the Term Loan are based on the weighted-average interest rate of 2.1%, 4.4%, 3.8%, 6.0% and 5.8%, respectively as of January 3, 2015. Based on the combined outstanding balance of the U.S. ABL Facility, the Canadian ABL Facility, the U.S. FILO Facility, the Canadian FILO Facility and the Term Loan as of January 3, 2015, a hypothetical increase of 1% in such interest rate percentage would result in an increase to our annual interest payments of approximately $13.8 million.
(2)	Includes U.S. ABL Facility ($581.1), U.S. FILO Facility ($80.0), Canadian ABL Facility ($0.5), Canadian FILO Facility ($0.0) and Term Loan ($714.2).
(3)	Includes Senior Subordinated Notes ($421.7) and other debt ($6.0).

Off-Balance Sheet Arrangements

We have no significant off balance sheet arrangements other than liabilities related to certain leases of the Winston Tire Company (“Winston”). These leases were guaranteed when we sold Winston in 2001. As of January 3, 2015, our total obligations as guarantor on these leases are approximately $1.2 million extending over four years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.0 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of these liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets with indefinite useful lives are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

Recoverability of goodwill is determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized. We have only one reporting segment which encompasses all operations including new acquisitions.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives as of November 30, 2014 and determined that no impairment existed at that date. Based on the results of our goodwill impairment assessment, the fair value of our one reporting unit significantly exceeded the carrying value.

Therefore, we do not believe there is any risk of the Company failing step one of the goodwill impairment test in the near future. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.

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

Stock Based Compensation

We account for stock-based compensation awards in accordance with ASC 718—Compensation, which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. Our stock-based compensation plans include programs for stock options and restricted stock awards.

We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term – The expected term represents the period that stock-based awards are expected to be outstanding. We used the simplified method to determine the expected term, which is calculated as the average of the time-to-vesting and the contractual life of the options.

Expected Volatility – Since we are currently privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded peer companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded peer companies on which we based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend – Other than an extraordinary dividend paid to existing securityholders prior to the Ares Transaction, we have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods. These assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We adopted this guidance on December 29, 2013 (the first day of our 2014 fiscal year) and its adoption did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We do not expect the adoption of ASU 2014-08 to have a significant impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern – Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 to have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our ABL Facility, FILO Facility and Term Loan are exposed to fluctuations in interest rates which could impact our results of operations and financial condition. Interest on the U.S. ABL Facility, FILO Facility and Term Loan are tied to, at our option, either a base rate, or a prime rate, or LIBOR. At January 3, 2015, the total amount outstanding under our ABL Facility, FILO Facility and Term Loan that was subject to interest rate changes was $1,375.8 million.

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

At January 3, 2015, $425.8 million of the total outstanding balance of our ABL Facility, FILO Facility and Term Loan that was not hedged by an interest rate swap agreement and thus subject to interest rate changes. Based on this amount, a hypothetical increase of 1% in such interest rate percentages would result in an increase to our annual interest expense by $4.3 million.

Foreign Currency Exchange Rate Risk

The financial position and results of operations for TriCan, our 100% owned subsidiary, are impacted by movements in the exchange rates between the Canadian dollar and the U.S. dollar. As of January 3, 2015, we did not have any foreign currency derivatives in place. We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our earnings. During the year ended January 3, 2015, a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate would have affected our net income (loss) by $0.8 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To American Tire Distributors Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of American Tire Distributors Holdings, Inc. and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 18, 2015

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
In thousands, except share amounts	2015	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,735	$35,760
Accounts receivable, net of allowance for doubtful accounts of $2,603 and $2,169 in fiscal 2014 and 2013, respectively	387,549	291,547
Inventories	1,061,067	786,433
Deferred income taxes	26,802	15,719
Income tax receivable	10,822	369
Assets held for sale	799	910
Other current assets	27,118	19,684

Total current assets	1,549,892	1,150,422

Property and equipment, net	220,466	147,856
Goodwill	733,254	504,333
Other intangible assets, net	1,042,718	713,294
Other assets	52,641	43,421

Total assets	$3,598,971	$2,559,326

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$742,682	$563,691
Accrued expenses	100,674	47,723
Current maturities of long-term debt	9,768	564

Total current liabilities	853,124	611,978

Long-term debt	1,806,347	966,436
Deferred income taxes	291,106	270,576
Other liabilities	24,442	17,362
Commitments and contingencies (See Note 14)
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized; 50 shares issued and outstanding	—	—
Additional paid-in capital	813,364	758,972
Accumulated earnings (deficit)	(151,497)	(56,898)
Accumulated other comprehensive income (loss)	(37,915)	(9,100)

Total stockholder’s equity	623,952	692,974

Total liabilities and stockholder’s equity	$3,598,971	$2,559,326

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Net sales	$5,030,698	$3,836,569	$3,454,564
Cost of goods sold, excluding depreciation included in selling, general and administrative expenses below	4,178,727	3,185,709	2,886,121
Selling, general and administrative expenses	778,876	569,234	498,962
Management fees	19,886	5,753	7,446
Transaction expenses	53,616	6,719	5,246

Operating income (loss)	(407)	69,154	56,789
Other income (expense):
Interest expense	(125,590)	(74,284)	(72,918)
Loss on extinguishment of debt	(17,195)	—	—
Other, net	(4,770)	(5,172)	(3,895)

Income (loss) from continuing operations before income taxes	(147,962)	(10,302)	(20,024)
Income tax provision (benefit)	(53,676)	(3,945)	(5,678)

Income (loss) from continuing operations	(94,286)	(6,357)	(14,346)
Income (loss) from discontinued operations, net of tax	(313)	—	—

Net income (loss)	$(94,599)	$(6,357)	$(14,346)
Other comprehensive income (loss), net of tax:
Foreign currency translation	$(28,815)	$(9,131)	$(344)
Unrealized gain (loss) on rabbi trust assets, net of income tax provision (benefit) of $0, $114 and $90, respectively	—	174	138

Other comprehensive income (loss), net of tax	(28,815)	(8,957)	(206)

Comprehensive income (loss)	$(123,414)	$(15,314)	$(14,552)

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

						Accumulated
	Total			Additional	Accumulated	Other
	Stockholder’s	Common Stock		Paid-In	Earnings	Comprehensive
In thousands, except share amounts	Equity	Shares	Amount	Capital	(Deficit)	Income (Loss)
Balance, December 31, 2011	$655,819	50	$—	$691,951	$(36,195)	$63
Net income (loss)	(14,346)	—	—	—	(14,346)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	138	—	—	—	—	138
Foreign currency translation	(344)					(344)
Equity contributions	60,038	—	—	60,038	—	—
Stock-based compensation	4,349	—	—	4,349	—	—

Balance, December 29, 2012	705,654	50	—	756,338	(50,541)	(143)
Net income (loss)	(6,357)	—	—	—	(6,357)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.1 million	174	—	—	—	—	174
Foreign currency translation	(9,131)					(9,131)
Stock-based compensation	2,634	—	—	2,634	—	—

Balance, December 28, 2013	692,974	50	—	758,972	(56,898)	(9,100)
Net income (loss)	(94,599)	—	—	—	(94,599)	—
Unrealized gain (loss) on rabbi trust assets, net of tax of $0.0 million	—	—	—	—	—	—
Foreign currency translation	(28,815)	—	—	—	—	(28,815)
Equity contributions	50,000	—	—	50,000
Stock-based compensation	4,392	—	—	4,392	—	—

Balance, January 3, 2015	$623,952	50	$—	$813,364	$(151,497)	$(37,915)

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Cash flows from operating activities:
Net income (loss)	$(94,599)	$(6,357)	$(14,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
(Income) loss from discontinued operations, net of tax	102	—	—
Loss on disposal of discontinued operations, net of tax	211	—	—
Loss on extinguishment of debt	17,195	—	—
Call premium and interest paid on redemption of Senior Secured Notes	(16,303)	—	—
Depreciation and amortization	152,553	105,458	89,167
Amortization of other assets	6,525	4,456	7,487
Provision (benefit) for deferred income taxes	(48,917)	(25,657)	(11,879)
Provision for doubtful accounts	1,489	2,237	1,996
Non-cash inventory step-up amortization	35,923	5,379	4,074
Stock-based compensation	4,392	2,634	4,349
Non-cash changes in fair value of contingent consideration liabilities	(5,142)	—	—
Other, net	7,002	3,292	2,601
Change in operating assets and liabilities (excluding impact from acquisitions):
Accounts receivable	24,850	10,101	6,434
Inventories	(29,796)	(30,339)	(33,470)
Income tax receivable	(10,681)	644	1,232
Other current assets	(23)	1,160	(5,971)
Accounts payable and accrued expenses	(16,890)	29,916	(38,257)
Other, net	2,236	6,807	(3,391)

Net cash provided by (used in) continuing operating activities	30,127	109,731	10,026

Net cash provided by (used in) discontinued operations	1,580	—	—

Net cash provided by (used in) operating activities	31,707	109,731	10,026

Cash flows from investing activities:
Acquisitions, net of cash acquired	(865,003)	(77,017)	(115,334)
Purchase of property and equipment	(72,149)	(47,127)	(52,388)
Purchase of assets held for sale	(988)	(2,239)	(3,939)
Proceeds from dispoal of discontinued operations	3,854	—	—
Proceeds from sale of assets held for sale	784	7,751	3,738
Proceeds from sale of property and equipment	471	197	102

Net cash provided by (used in) continuing investing activities	(933,031)	(118,435)	(167,821)

Net cash provided by (used in) discontinued investing activities	—	—	—

Net cash provided by (used in) investing activities	(933,031)	(118,435)	(167,821)

Cash flows from financing activities:
Borrowings from revolving credit facility	4,380,548	2,973,584	3,333,642
Repayments of revolving credit facility	(4,222,869)	(2,955,576)	(3,217,298)
Outstanding checks	30,754	6,599	(1,754)
Payments of other long-term debt	(8,272)	(503)	(1,987)
Payments of deferred financing costs	(15,951)	(1,106)	(3,779)
Payment for Senior Secured Notes redemption	(246,900)	—	—
Payment of contingent consideration liabilities	(1,154)	—	—
Proceeds from issuance of long-term debt	940,313	—	—
Equity contribution	50,000	—	60,000

Net cash provided by (used in) continuing financing activities	906,469	22,998	168,824

Net cash provided by (used in) discontinued financing activities	—	—	—

Net cash provided by (used in) financing activities	906,469	22,998	168,824

Effect of exchange rate changes on cash	(5,170)	(4,485)	(57)

Net increase (decrease) in cash and cash equivalents	(25)	9,809	10,972
Cash and cash equivalents—beginning of period	35,760	25,951	14,979

Cash and cash equivalents—end of period	$35,735	$35,760	$25,951

Supplemental disclosures of cash flow information:
Cash payments for interest, net of capitalized interest	$116,774	$66,623	$63,221
Cash payments (receipts) for taxes, net	$13,282	$23,740	$6,510
Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$—	$128	$515

See accompanying notes to consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company:

American Tire Distributors Holdings, Inc. (also referred to herein as “Holdings”) is a Delaware corporation that owns 100% of the issued and outstanding capital stock of American Tire Distributors, Inc. (“ATDI”), a Delaware corporation. Holdings has no significant assets or operations other than its ownership of ATDI. The operations of ATDI and its subsidiaries constitute the operations of Holdings presented under U.S. Generally Accepted Accounting Principles (“GAAP”). Unless the context otherwise requires, “Company” herein refers to Holdings and its consolidated subsidiaries. On May 28, 2010, pursuant to an Agreement and Plan of Merger, dated as of April 20, 2010, the Company was acquired by TPG Capital, L.P. (“TPG” or the “Sponsor”) and certain co-investors (the “TPG Merger”).

The Company is primarily engaged in the wholesale distribution of tires, custom wheels and accessories, and related tire supplies and tools, representing 97.7% or $4,916.4 million, 1.6% or $82.8 million and 0.7% or $34.0 million, respectively, of our net sales. Operating as one operating and reportable segment through a network of 142 distribution centers, including three redistribution centers in the United States, the Company offers access to an extensive breadth and depth of inventory, representing approximately 50,000 stock-keeping units (SKUs) to more than 75,000 customers. The Company’s customer base is comprised primarily of independent tire dealers with the remainder of other customers representing various national and corporate accounts. The Company serves a majority of the contiguous United States as well as Canada. During fiscal 2014, the Company’s largest customer and top ten customers accounted for 2.9% and 10.3%, respectively, of its net sales.

The Company’s fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal year ended January 3, 2015 contains operating results for 53 weeks while the fiscal years ended December 28, 2013 and December 29, 2012 each contain operating results for 52 weeks. It should be noted that the Company and its recently acquired Hercules subsidiary, as defined below, have different year-end reporting dates. Hercules has a December 31 year-end reporting date. There were no significant changes to the business subsequent to Hercules’ fiscal period end that would have a material impact on the consolidated financial statements as of and for the quarter and twelve months ended January 3, 2015. Terry’s Tire, Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary, each as defined below, each converted to the Company’s quarter-end reporting date during the quarter ended October 4, 2014. The impact from these conversions on the consolidated financial statements was not material. It should be noted that, prior to fiscal 2013, the Company and its TriCan Tire Distributors (“TriCan”) subsidiary had different year-end reporting dates. For fiscal 2012, TriCan had a calendar year-end reporting date of December 31. The impact from this difference on the consolidated financial statements was not material. TriCan converted to the Company’s fiscal year reporting date during fiscal 2013.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and all of its subsidiaries that are more than 50% owned and controlled. Partially-owned investments represent 20-50% ownership interests in investments where the Company demonstrates significant influence, but does not have a controlling financial interest. Partially-owned investments are accounted for under the equity method. The Company does not have any investments that are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less and readily convertible cash to be cash equivalents in its consolidated financial statements. Outstanding checks are presented as a financing activity in the statement of cash flows because they are funded by drawing on the revolving credit facility as they are presented for payment.

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

Intangible assets such as customer-related intangible assets and noncompete agreements with finite useful lives are amortized on a straight-line or accelerated basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer list	16 to 19 years
Tradenames	1 to 15 years
Noncompete agreements	1 to 5 years
Favorable leases	4 to 6 years

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

Deferred Financing Costs

Deferred financing costs are expenditures associated with obtaining financings that are capitalized in the consolidated balance sheets and amortized over the term of the loans to which such costs relate. Amounts capitalized are recorded within other assets in the consolidated balance sheets and amortized to interest expense in the consolidated statements of comprehensive income (loss). At January 3, 2015, the unamortized balance of deferred financing costs was $22.4 million, which includes $14.0 million incurred in connection with the issuance of the senior secured term loan, $1.2 million incurred in connection with the issuance of the Additional Subordinated Notes, and $0.7 million incurred to increase the borrowing capacity of the Company’s FILO Facility during fiscal 2014 (See Note 9 for additional information). At December 28, 2013, the unamortized balance of deferred financing costs was $16.3 million. During fiscal 2014, the Company wrote-off $3.3 million of unamortized deferred financing costs related to the redemption of the Senior Secured Notes (See Note 9 for additional information). Amortization for fiscal 2014, fiscal 2013 and fiscal 2012 was $6.5 million, $4.5 million and $7.5 million, respectively. Amortization for fiscal 2012 included $2.8 million related to the write-off of deferred financing costs associated with a lender that is not participating in the new syndication group.

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

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on both workers’ compensation and auto insurance. The Company has stop-loss insurance coverage for individual claims in excess of $0.3 million for employee health insurance and deductibles of $0.3 million on the workers’ compensation and auto on a per claim basis. Aggregate stop-loss limits for workers’ compensation and auto are $11.2 million. There is no aggregate stop-loss limit on employee health insurance. A reserve for liabilities associated with losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience.

Revenue Recognition

Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. The Company recognizes revenue when the title and the risks and rewards of ownership have substantially transferred to the customer, which is upon delivery under free on board (“FOB”) destination terms. The Company permits customers from time to time to return certain products, but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience and recent trends. During fiscal 2014, the Company revised the previous net presentation of its sales return reserve to correctly present it gross. These adjustments, which affected net sales, cost of goods sold, accounts receivable and inventories, were not material to the consolidated financial statements.

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

Shipping and Handling Fees and Costs

In accordance with current accounting standards, the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping fees represent revenues earned for the goods provided and therefore recorded within net sales in the consolidated statement of comprehensive income (loss). Handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as selling, general and administrative expenses within the consolidated statement of comprehensive income (loss), and includes a portion of internal costs such as salaries and overhead related to these activities. For fiscal 2014, 2013 and 2012, the Company incurred $275.0 million, $213.8 million and $171.1 million, respectively, related to these expenses.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not expect the adoption of ASU 2014-08 to have a significant impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern – Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company’s consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its consolidated financial statements.

3. Acquisitions:

2014 Acquisitions

On November 3, 2014, TriCan Tire Distributors Inc. (“TriCan”) completed the acquisitions of Regional Tire Distributor (Langley) Inc., Regional Tire Distributors (Vernon) Inc. and Regional Tire Distributors (Victoria) Inc. (collectively “RTD BC”) pursuant to three respective asset purchase agreements. RTD BC operated a tire wholesale business in the province of British Columbia in Canada. The acquisitions were funded through the Company’s existing ABL credit facility. The Company does not believe the acquisition of RTD BC is a material transaction, individually or when aggregated with the other non-material acquisitions discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805—Business Combinations. As a result, the information is not presented.

On June 27, 2014, TriCan, an indirect wholly-owned subsidiary of Holdings, entered into and closed an Asset Purchase Agreement (the “Trail Tire Purchase Agreement”) with Trail Tire Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Trail Tire”), and the shareholders and principals of Trail Tire, pursuant to which TriCan acquired the wholesale distribution business of Trail Tire. Trail Tire is a wholesale distributor of tires, tire parts, tire accessories and related equipment in Canada. The Company believes that the acquisition of Trail Tire will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

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

On June 27, 2014, TriCan entered into and closed an Asset Purchase Agreement (the “Extreme Wheel Purchase Agreement”) with Extreme Wheel Distributors Ltd., a corporation formed under the laws of the Province of Alberta (“Extreme Wheel”), and the shareholder and principal of Extreme Wheel, pursuant to which TriCan agreed to acquire the wholesale distribution business of Extreme Wheel. Extreme Wheel is a wholesale distributor of wheels and related accessories in Canada. The Company believes that the acquisition of Extreme Wheel will further strengthen TriCan’s presence in the Alberta Province of Canada and complements TriCan’s current operations in Canada.

The Extreme Wheel acquisition closed for aggregate cash consideration of approximately $6.5 million (the “Extreme Wheel Purchase Price”). The aggregate cash consideration was funded through borrowings under the Company’s existing ABL credit facility. The Extreme Wheel Purchase Price is subject to certain post-closing adjustments, including, but not limited to, working capital adjustments. During the quarter ended October 4, 2014, the Company finalized the post-closing working capital adjustments in accordance with the Extreme Wheel Purchase Agreement. This adjustment increased the Extreme Wheel Purchase Price by $0.7 million to $7.2 million with a corresponding increase to goodwill of $0.7 million.

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

The Terry’s Tire acquisition closed for an aggregate purchase price of approximately $370.5 million (the “Terry’s Tire Purchase Price”), consisting of cash consideration of approximately $358.0 million and contingent consideration of $12.5 million. The cash consideration paid for the Terry’s Tire Acquisition included estimated working capital adjustments and a portion of consideration contingent on certain events achieved prior to closing. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment decreased the Terry’s Tire Purchase Price by $5.4 million to $370.5 million with a corresponding decrease to goodwill of $5.4 million. The Terry’s Tire Purchase Price was funded by a combination of borrowings under a new senior secured term loan facility, as more fully described in Note 9, and borrowings of approximately $72.5 million under Holdings’ existing U.S. ABL Facility.

On January 31, 2014, pursuant to an Agreement and Plan of Merger, dated January 24, 2014 (the “Merger Agreement”), among ATD Merger Sub II LLC (“Merger Sub”), an indirect wholly-owned subsidiary of Holdings, ATDI, Hercules Tire Holdings LLC, a Delaware limited liability company (“Hercules Holdings”), the equityholders of Hercules Holdings (each a “Seller” and, collectively the “Sellers”) and the Sellers’ Representative, Merger Sub merged with and into Hercules Holdings, with Hercules Holdings being the surviving entity (the “Merger”). As a result of the Merger, Hercules Holdings became an indirect 100% owned subsidiary of Holdings. Hercules Holdings owns all of the capital stock of The Hercules Tire & Rubber Company, a Connecticut corporation (“Hercules”). Hercules Holdings has no material assets or operations other than its ownership of Hercules. Hercules is engaged in the business of purchasing, marketing, distributing and selling after-market replacement tires for passenger cars, trucks, and certain off road vehicles to tire dealers, wholesale distributors, retail distributors and others in the United States, Canada and internationally. Hercules operated 15 distribution centers in the United States, 6 distribution centers in Canada and one warehouse in northern China. Hercules also markets the Hercules® brand, which is one of the most sought-after proprietary tire brands in the industry. The acquisition of Hercules is expected to strengthen the Company’s presence in major markets such as California, Texas and Florida in addition to increasing its presence in Canada. Additionally, the Company believes that Hercules’ strong logistics and sourcing capabilities, including a long-standing presence in China, will also allow the Company to capitalize on the growing import market, as well as, providing the ability to expand the international sales of the Hercules® brand. Finally, this acquisition will allow the Company to be a brand marketer of the Hercules® brand which in 2014 had a 2% market share of the passenger and light truck market in North America and a 3% share of highway truck tires in North America.

The Merger closed for an aggregate purchase price of approximately $313.4 million (the “Hercules Closing Purchase Price”), consisting of net cash consideration of $309.9 million and contingent consideration of $3.5 million. The Hercules Closing Purchase Price includes an estimate for initial working capital adjustments. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased the Hercules Closing Purchase Price by $0.4 million from $313.8 million to $313.4 million with a corresponding decrease to goodwill of $0.4 million. The Merger Agreement provides for the payment of up to $6.5 million in additional consideration contingent upon the occurrence of certain post-closing events (to the extent payable, the “Hercules Additional Purchase Price” and, collectively with the Hercules Closing Purchase Price, the “Hercules Purchase Price”). The cash consideration paid for the Merger was funded by a combination of the issuance of additional Senior Subordinated Notes, as more fully described in Note 9, an equity contribution of $50.0 million from Holdings’ indirect parent, as more fully described in Note 16 and borrowings under Holdings’ credit agreement, as more fully described in Note 9.

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

The acquisitions of Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary, Terry’s Tire and Hercules (collectively the “2014 Acquisitions”) were recorded using the acquisition method of accounting in accordance with current accounting guidance for business combinations and non-controlling interest. As of the date of these financial statements, the Company is continuing to evaluate the initial purchase price allocation for the Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary and RTD BC acquisitions. Accordingly, management has used its best estimates in the allocation of the purchase price to assets acquired and liabilities assumed based on the estimated preliminary fair market value of such assets and liabilities at the date of each acquisition. As additional information is obtained about these assets and liabilities within the measurement period, the Company expects to refine its estimates of fair value to allocate the purchase price for the Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton, RTD Calgary and RTD BC acquisitions more accurately. As of the date of these financial statements, the purchase price allocations for Hercules and Terry’s Tire are final. The allocation of the purchase price for each of the 2014 Acquisitions is as follows:

	Terry’s		Trail		Kirks	RTD	RTD
In thousands	Tire	Hercules	Tire	Extreme	Tire	Edmonton	Calgary	Total
Cash	$7,431	$12,187	$—	$—	$—	$—	$—	$19,618
Accounts receivable	39,772	61,193	4,899	884	5,175	1,056	2,618	115,597
Inventory	91,895	153,644	6,308	1,380	5,927	2,412	6,047	267,613
Assets held for sale	5,819	—	—	—	—	—	—	5,819
Other current assets	2,222	5,064	—	—	—	—	—	7,286
Deferred income taxes	4,947	—	124	—	—	—	—	5,071
Property and equipment	7,072	29,970	298	29	—	6	508	37,883
Intangible assets	186,161	155,704	10,922	3,985	43,971	21,549	9,707	431,999
Other assets	289	—	—	—	—	—	—	289

Total assets acquired	345,608	417,762	22,551	6,278	55,073	25,023	18,880	891,175
Debt	2,131	5,446	—	—	—	—	—	7,577
Accounts payable	80,771	95,616	6,017	449	—	1,432	1,907	186,192
Accrued and other liabilities	3,904	6,154	368	131	2,997	183	1,464	15,201
Liabilities held for sale	319	—	—	—	—	—	—	319
Deferred income taxes	—	68,516	—	—	—	—	—	68,516
Other liabilities	—	2,325	468	—	47	—	—	2,840

Total liabilities assumed	87,125	178,057	6,853	580	3,044	1,615	3,371	280,645
Net assets acquired	258,483	239,705	15,698	5,698	52,029	23,408	15,509	610,530
Goodwill	112,042	73,708	6,624	1,469	25,627	8,945	8,769	237,184

Purchase price	$370,525	$313,413	$22,322	$7,167	$77,656	$32,353	$24,278	$847,714

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

	Terry’s		Trail		Kirks	RTD	RTD
In thousands	Tire	Hercules	Tire	Extreme	Tire	Edmonton	Calgary	Total
Customer list (1)	$185,776	$147,216	$10,922	$3,985	$43,971	$21,549	$9,707	$423,126
Tradenames (2)	—	8,488	—	—	—	—	—	8,488
Favorable leases (3)	385	—	—	—	—	—	—	385

Total	$186,161	$155,704	$10,922	$3,985	$43,971	$21,549	$9,707	$431,999

(1)	Estimated useful life is eighteen years.
(2)	Esimated useful life is fifteen years
(3)	Esimated useful life is five years.

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

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it was management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria had been met, the related assets, including the allocation of purchase price, and the related liabilities of the commercial and retread businesses were classified as held for sale at the acquisition date. As part of the purchase price allocation, the estimated fair value of the assets held for sale was $5.8 million, including $4.5 million in current assets, net property and equipment of $0.8 million and goodwill of $0.5 million. The estimated fair value of the liabilities held for sale was $0.3 million of which the entire amount related to current liabilities. On July 31, 2014, the Company completed a transaction to sell the commercial and retread businesses acquired as part of the Terry’s Tire acquisition. See Note 19 for additional information.

The 2014 Acquisitions contributed net sales of approximately $805.8 million to the Company for the twelve months ended January 3, 2015. Net loss contributed by the 2014 Acquisitions during the twelve months ended January 3, 2015 was approximately $25.9 million which included non-cash amortization of the inventory step-up of $34.3 million and non-cash amortization expense on acquired intangible assets of $33.4 million.

2013 Acquisitions

On December 13, 2013, TriCan entered into a Share Purchase Agreement with Wholesale Tire Distributors Inc., a corporation formed under the laws of the Province of Ontario (“WTD”), Allan Bishop, an individual resident in the Province of Ontario (“Allan”) and The Bishop Company Inc., a corporation formed under the laws of the Province of Ontario (“BishopCo”) (Allan and BishopCo each, a “Seller” and collectively, the “Sellers”), pursuant to which TriCan agreed to acquire from the Sellers all of the issued and outstanding shares of WTD. WTD owned and operated two distribution centers serving over 2,300 customers. The Company believes the acquisition of WTD strengthened the Company’s market presence in the Southern Ontario region of Canada. The acquisition was completed on December 13, 2013 and was funded through cash on hand. The Company does not believe the acquisition of WTD is a material transaction, individually or when aggregated with the other non-material acquisition discussed herein, subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

The Company recorded intangible assets based on their estimated fair value which consisted of the following:

	Estimated	Estimated
	Useful	Fair
In thousands	Life	Value
Customer list	16 years	$40,720
Tradenames	5 years	1,900
Favorable leases	4 years	370

Total		$42,990

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

The Company recorded intangible assets based on their estimated fair value and consisted of the followings:

	Estimated	Estimated
	Useful	Fair
In thousands	Life	Value
Customer list	16 years	$44,621
Tradenames	7 years	4,958
Favorable leases	6 years	361

Total		$49,940

On May 24, 2012, the Company entered into a Stock Purchase Agreement with Firestone of Denham Springs, Inc. d/b/a Consolidated Tire & Oil (“CTO”) to acquire 100% of the outstanding capital stock of CTO. CTO operated three distribution centers in Baton Rouge, Slidell and Lafayette, Louisiana serving over 500 customers. The acquisition was completed on May 24, 2012 and was funded through the Company’s ABL Facility. The Company does not believe the acquisition of CTO is a material transaction subject to the disclosures and supplemental pro forma information required by ASC 805 – Business Combinations. As a result, the information is not presented.

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

The following unaudited pro forma supplementary data gives effect to the 2014 Acquisitions as if these transactions had occurred on December 30, 2012 (the first day of the Company’s 2013 fiscal year), gives effect to the acquisition of RTD as if it had occurred on January 1, 2012 (the first day of the Company’s 2012 fiscal year) and gives effect to the acquisition of TriCan as if it had occurred on January 2, 2011 (the first day of the Company’s 2011 fiscal year). The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the 2014 Acquisitions, the RTD acquisition and the TriCan acquisition been consummated on the date assumed and does not project the Company’s results of operations for any future date.

	Pro Forma
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Net sales	$5,240,010	$5,106,493	$3,765,737
Income (loss) from continuing operations	(67,628)	(91,868)	(12,170)

The pro forma supplementary data for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, includes $12.0 million, $42.1 million and $12.6 million, respectively, as an increase to historical amortization expense as a result of acquired intangible assets. In addition, the pro forma supplementary data for the fiscal years ended January 3, 2015 and December 28, 2013 includes $5.6 million and $42.8 million, respectively, as an increase to historical interest expense as a result of the issuance of the additional Senior Subordinated Notes and the new senior secured term loan facility, as more fully described in Note 9. For the fiscal years ended December 28, 2013 and December 29, 2012, the Company has included non-recurring historical transaction expenses of $67.1 million and $2.5 million, respectively. These transaction expenses were incurred prior to the acquisition of Hercules, Terry’s Tire and RTD and they are directly related to the acquisitions and are non-recurring. Additionally, for the fiscal years ended January 3, 2015 and December 28, 2013, the Company has included a reduction in historical cost of goods sold of $34.3 million and $2.7 million, respectively. The reduction in cost of goods sold relates to the elimination of the non-cash amortization of the inventory step-up recorded in connection with the 2014 Acquisitions and the RTD acquisition as the amortization is directly related to these acquisitions and is non-recurring.

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

As a result of the TriCan acquisition in November 2012, the RTD, TDI and WTD acquisitions in fiscal 2013 and the 2014 Acquisitions, the carrying value of the acquired inventory was increased by $6.3 million, $2.7 million, $0.2 million, $0.5 million, and $34.4 million, respectively, to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The step-up in inventory value is amortized into cost of goods sold over the period of the Company’s normal inventory turns, which approximates two months. Amortization of the inventory step-up included in cost of goods sold in the accompanying consolidated statements of comprehensive income (loss) for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $35.9 million, $5.4 million and $4.1 million, respectively.

5. Assets Held for Sale:

In accordance with current accounting standards, the Company classifies assets as held for sale in the period in which all held for sale criteria is met. Assets held for sale are reported at the lower of their carrying amount or fair value less cost to sell and are no longer depreciated. At January 3, 2015, the Company had $0.8 million classified as assets held for sale which related to residential properties that were acquired as part of employee relocation packages. The Company is actively marketing these properties and anticipates that they will be sold within a twelve-month period from the date in which they are classified as held for sale.

During third quarter 2013, the Company classified a facility located in Georgia as held for sale. The facility was previously used as a distribution center within the Company’s operations until its activities were relocated to an expanded facility. During fiscal 2014, the Company received $0.4 million in cash for the sale of this facility.

As part of the Terry’s Tire acquisition, the Company acquired Terry’s Tire’s commercial and retread businesses. See Note 3 for additional information regarding this acquisition. As it was management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria had been met, the related assets and liabilities of the commercial and retread businesses were classified as held for sale at the acquisition date. On July 31, 2014, the Company received $3.9 million in cash for the sale of the commercial and retread businesses. See Note 19 for additional information.

6. Property and Equipment:

The following table represents the major classes of property and equipment at January 3, 2015 and December 28, 2013:

	January 3,	December 28,
In thousands	2015	2013
Land	$4,724	$1,665
Buildings and leasehold improvements	36,586	22,811
Machinery and equipment	54,727	27,515
Furniture and fixtures	57,416	46,459
Software	164,039	117,607
Vehicles and other	9,868	3,111

Total property and equipment	327,360	219,168
Less - Accumulated depreciation	(106,894)	(71,312)

Property and equipment, net	$220,466	$147,856

Depreciation expense was $38.6 million for the fiscal year ended January 3, 2015, $29.5 million for the fiscal year ended December 28, 2013 and $23.1 million for the fiscal year ended December 29, 2012. Depreciation expense is classified in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Included in the above table within Land and Buildings and leasehold improvements are assets under capital leases related to the sale and leaseback of two of the Company’s owned facilities (see Note 9). The net book value of these assets at January 3, 2015 and December 28 2013 was $6.7 million and $6.9 million, respectively. Accumulated depreciation was $1.4 million and $1.1 million for the respective periods. Depreciation expense was $0.3 million, $0.3 million and $0.2 million for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012.

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

The changes in the carrying amount of goodwill are as follows:

	January 3,	December 28,
In thousands	2015	2013
Beginning balance	$504,333	$483,143
Purchase accounting adjustments	128	(1,349)
Acquisitions	238,871	25,408
Currency translation	(10,078)	(2,869)

Ending balance	$733,254	$504,333

As of January 3, 2015, the Company has recorded goodwill of $733.3 million, of which approximately $165 million of net goodwill is deductible for income tax purposes in future periods. The balance primarily relates to the TPG Merger on May 28, 2010, in which $418.6 million was recorded as goodwill. The Company does not have any accumulated goodwill impairment losses.

On November 3, 2014, TriCan completed the acquisition of RTD BC. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. As a result, the Company recorded $1.6 million as goodwill. See Note 3 for additional information.

During third quarter 2014, the Company acquired the assets and liabilities of several small Canadian businesses. The purchase price for each business was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. As part of the preliminary purchase price allocation, the Company allocated $3.3 million to finite-lived intangible assets related to noncompete agreements with useful lives ranging between two and five years. The excess of the purchase price over the amounts allocated to identifiable assets and liabilities is included in goodwill, and amounted to $0.1 million.

On June 27, 2014, TriCan completed its acquisition of the wholesale distribution businesses of Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, the Company recorded $6.6 million, $1.5 million, $25.6 million, $8.9 million and $8.8 million, respectively, as goodwill. See Note 3 for additional information.

On March 28, 2014, ATDI completed its acquisition of Terry’s Tire pursuant to a Stock Purchase Agreement entered into on February 17, 2014. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During the second quarter of 2014, the Company finalized the post-closing working capital adjustments in accordance with the purchase agreement. This adjustment decreased goodwill by $5.4 million to $112.0 million at January 3, 2015. See Note 3 for additional information.

On January 31, 2014, the Company completed its acquisition of Hercules pursuant to an Agreement and Plan of Merger dated January 24, 2014. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. During second quarter 2014, the Company finalized the post-closing working capital adjustments in accordance with the Merger Agreement. This adjustment decreased goodwill by $0.4 million to $73.7 million at January 3, 2015. See Note 3 for additional information.

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

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at January 3, 2015 and December 28, 2013:

	January 3, 2015		December 28, 2013
	Gross	Accumulated	Gross	Accumulated
In thousands	Amount	Amortization	Amount	Amortization
Customer lists	$1,101,389	$328,403	$677,062	$226,614
Noncompete agreements	21,143	10,459	12,007	6,400
Favorable leases	1,017	300	688	119
Tradenames	12,592	4,154	10,531	3,754

Total finite-lived intangible assets	1,136,141	343,316	700,288	236,887
Tradenames (indefinite-lived)	249,893	—	249,893	—

Total intangible assets	$1,386,034	$343,316	$950,181	$236,887

At January 3, 2015, the Company had $1,042.7 million of intangible assets. The balance primarily relates to the TPG Merger on May 28, 2010, in which $781.3 million was recorded as intangible assets. As part of the preliminary purchase price allocation of RTD BC, the Company allocated $12.2 million to a finite-lived customer list intangible asset with a useful life of eighteen years. As part of the preliminary purchase price allocation of Trail Tire, Extreme Wheel, Kirks Tire, RTD Edmonton and RTD Calgary, the Company allocated $10.9 million, $4.0 million, $44.0 million, $21.5 million and $9.7 million, respectively, to a finite-lived customer list intangible asset with a useful life of eighteen years. As part of the purchase price allocation of Terry’s Tire, the Company allocated $185.8 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $0.4 million to a favorable leases intangible asset with a useful life of five years. As part of the purchase price allocation of Hercules, the Company allocated $147.2 million to a finite-lived customer list intangible asset with a useful life of eighteen years and $8.5 million to a finite-lived tradename with a useful life of fifteen years. As part of the purchase price allocation of WTD, the Company allocated $4.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of TDI, the Company allocated $3.4 million to a finite-lived customer list intangible asset with a useful life of sixteen years. As part of the purchase price allocation of RTD, the Company allocated $40.7 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $1.9 million to a finite-lived tradename with a useful life of five years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of four years. As part of the purchase price allocation of TriCan, the Company allocated $44.6 million to a finite-lived customer list intangible asset with a useful life of sixteen years, $4.9 million to a finite-lived tradename with a useful life of seven years and $0.4 million to a finite-lived favorable leases intangible asset with a useful life of six years. In connection with the acquisition of CTO on May 24, 2012, the Company allocated $15.9 million to a finite-lived customer list intangible asset with a useful life of sixteen years. See Note 3 for additional information.

Amortization of intangible assets was $114.3 million in fiscal 2014, $76.2 million in fiscal 2013 and $66.2 million in fiscal 2012. Estimated amortization expense on existing intangible assets is expected to approximate $126.0 million in 2015, $106.4 million in 2016, $91.5 million in 2017, $77.4 million in 2018 and $67.9 million in 2019.

9. Long-term Debt:

The following table presents the Company’s long-term debt at January 3, 2015 and at December 28, 2013:

	January 3,	December 28,
In thousands	2015	2013
U.S. ABL Facility	$581,167	$417,066
Canadian ABL Facility	473	36,424
U.S. FILO Facility	80,000	51,863
Canadian FILO Facility	—	—
Term Loan	714,175	—
Senior Subordinated Notes	421,736	200,000
Senior Secured Notes	—	248,219
Capital lease obligations	12,448	12,330
Other	6,116	1,098

Total debt	1,816,115	967,000
Less - Current maturities	(9,768)	(564)

Long-term debt	$1,806,347	$966,436

The fair value of the Senior Subordinated Notes was $435.4 million at January 3, 2015 and $212.0 million at December 28, 2013 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3) as there are no quoted prices in active markets for these notes. The fair value of the Term Loan was $718.5 million at January 3, 2015 and was estimated using a discounted cash flow analysis with significant inputs that are not observable (Level 3). The discount rate used in the fair value analysis for the Term Loan was based on borrowing rates available to the Company for debt with the same remaining maturity. The carrying value of the Company’s ABL Facility and FILO Facility approximates fair value due to the variable rate of interest paid.

Aggregate maturities of long-term debt at January 3, 2015 are as follows:

In thousands
2015	$9,768
2016	8,910
2017	670,682
2018	1,116,007
2019	686
Thereafter	10,062

Total	$1,816,115

ABL Facility

On January 31, 2014, in connection with the Hercules acquisition, the Company entered into the Second Amendment to Sixth Amended and Restated Credit Agreement (“Credit Agreement”), which provides for (i) U.S. revolving credit commitments of $850.0 million (of which up to $50.0 million can be utilized in the form of commercial and standby letters of credit), subject to U.S. borrowing base availability (the “U.S. ABL Facility”) and (ii) Canadian revolving credit commitments of $125.0 million (of which up to $10.0 million can be utilized in the form of commercial and standby letters of credit), subject to Canadian borrowing base availability (the “Canadian ABL Facility” and, collectively with the U.S. ABL Facility, the “ABL Facility”). In addition, the Credit Agreement provides (i) the U.S. borrowers under the agreement with a first-in last-out facility (the “U.S. FILO Facility”) in the aggregate principal amount of up to $80.0 million, subject to a borrowing base specific thereto and (ii) the Canadian borrowers under the agreement with a first-in last-out facility (the “Canadian FILO Facility” and collectively with the U.S. FILO Facility, the “FILO Facility”) in an aggregate principal amount of up to $15.0 million, subject to a borrowing base specific thereto. The U.S. ABL Facility is available to ATDI, Am-Pac Tire Dist. Inc., Hercules and any other U.S. subsidiary that the Company designates in the future in accordance with the terms of the Credit Agreement. The Canadian ABL Facility is available to TriCan and any other Canadian subsidiaries that the Company designates in the future in accordance with the terms of the Credit Agreement. Provided that no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $175.0 million (up to $25.0 million of which may be allocated to the Canadian ABL Facility), subject to certain rights of the administrative agent, swingline lender and issuing banks providing commitments for such increase. The maturity date for the ABL Facility is November 16, 2017. The maturity date for the FILO Facility is January 31, 2017. During the fiscal year ended January 3, 2015, the Company paid $0.7 million in debt issuance costs related to the ABL Facility and FILO Facility. The debt issuance costs were capitalized to other assets in the consolidated balance sheet.

As of January 3, 2015, the Company had $581.2 million outstanding under the U.S. ABL Facility. In addition, the Company had certain letters of credit outstanding in the aggregate amount of $11.0 million, leaving $236.6 million available for additional borrowings under the U.S. ABL Facility. The outstanding balance of the Canadian ABL Facility at January 3, 2015 was $0.5 million, leaving $124.5 million available for additional borrowings. The outstanding balance of the U.S. FILO Facility at January 3, 2015 was $80.0 million. As of January 3, 2015, no amount was outstanding under the Canadian FILO Facility, leaving $14.8 million available for additional borrowings.

Borrowings under the U.S. ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 175 basis points over an adjusted LIBOR rate or (b) 75 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR rate plus 100 basis points). The applicable margins under the U.S. ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian ABL Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 75 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 75 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 175 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 175 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian ABL Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the U.S. FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 325 basis points over an adjusted LIBOR rate or (b) 225 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points and one month-adjusted LIBOR plus 100 basis points). The applicable margins under the U.S. FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

Borrowings under the Canadian FILO Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) 225 basis points over an alternative Canadian base rate (the higher of the base rate as published by Bank of America, N.A., acting through its Canada branch, the federal funds rate plus 50 basis points and one month-LIBOR plus 100 basis points), (b) 225 basis points over a Canadian prime rate determined in accordance with the Canadian ABL Facility, (c) 325 basis points over a rate determined by reference to the average rate applicable to Canadian Dollar bankers’ acceptances having an identical or comparable term as the proposed loan amount or (d) 325 basis points over an adjusted LIBOR rate. The applicable margins under the Canadian FILO Facility are subject to step ups and step downs based on average excess borrowing availability under the ABL Facility.

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

The ABL Facility and FILO Facility contain customary covenants, including covenants that restrict the Company’s ability to incur additional debt, grant liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates or change the Company’s fiscal year. The terms of the ABL Facility and FILO Facility generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions requiring compliance with certain availability levels and fixed charge coverage ratios under the ABL Facility and other customary negotiated exceptions. As of January 3, 2015, the Company was in compliance with these covenants. If the amount available for additional borrowings under the ABL Facility is less than the greater of (a) 10.0% of the lesser of (x) the aggregate commitments under the ABL Facility and (y) the aggregate borrowing base and (b) $25.0 million, then the Company would be subject to an additional covenant requiring them to meet a fixed charge coverage ratio of 1.0 to 1.0. As of January 3, 2015, the Company’s additional borrowing availability under the ABL Facility was above the required amount and the Company was therefore not subject to the additional covenants.

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

On June 16, 2014, ATDI amended the Initial Term Loan (the “Incremental Amendment”) to borrow an additional $340.0 million (the “Incremental Term Loan”) on the same terms as the Initial Term Loan. Pursuant to the Incremental Amendment, until August 15, 2014 ATDI also had the right to borrow up to an additional $80.0 million (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan and the Incremental Term Loan, the “Term Loan”) on the same terms as the Initial Term Loan. The proceeds from the Incremental Term Loan, net of related debt issuance costs paid at closing, amounted to approximately $335.7 million, and were used, in part, to redeem all $250.0 million aggregate principal amounts of notes outstanding under ATDI’s Senior Secured Notes and related fees and expenses as more fully described below, and the remaining proceeds will be used for working capital requirements and other general corporate purposes, including the financing of potential future acquisitions. The Company received the proceeds from the Delayed Draw Term Loan at the end of the second quarter of 2014. The maturity date for the Term Loan is June 1, 2018. During the fiscal year ended January 3, 2015, the Company paid $14.0 million in debt issuance cost related to the Term Loan. The debt issuance costs were capitalized to other assets in the consolidated balance sheet.

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

The Term Loan contains customary covenants, including covenants that restrict the Company’s ability to incur additional debt, create liens, enter into guarantees, enter into certain mergers, make certain loans and investments, dispose of assets, prepay certain debt, declare dividends, modify certain material agreements, enter into transactions with affiliates, change the nature of the Company’s business or change the Company’s fiscal year. The terms of the Term Loan generally restrict distributions or the payment of dividends in respect to the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning January 1, 2014 and other customary negotiated exceptions. As of January 3, 2015, the Company was in compliance with these covenants.

The Company was required to make a principal payment under the Term Loan equal to $1.6 million on the last business day of June 2014. Commencing with the last business day of September 2014, the Company is required to make principal payments equal to $1.8 million on the last business day of each March, June, September and December. In addition, subject to certain exceptions, the Company is required to repay the Term Loan in certain circumstances, including with 50% (which percentage will be reduced to 25% and 0%, as applicable, subject to attaining certain senior secured net leverage ratios) of its annual excess cash flow, as defined in the Term Loan agreement. For the fiscal year ended January 3, 2015, the Company did not generate excess cash flow, as defined in the Term Loan agreement; therefore, the Company has no requirement to repay the Term Loan. The Term Loan also contains repayments provision related to non-ordinary course asset or property sales when certain conditions are met, and related to the incurrence of debt that is not permitted under the agreement.

Senior Secured Notes

On May 16, 2014, ATDI delivered a Notice of Full Redemption, providing for the redemption of all $250.0 million aggregate principal amount of the 9.75% Senior Secured Notes (“Senior Secured Notes”) on June 16, 2014 (the “Redemption Date”) at a price equal to 104.875% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest, if any, to, but excluding the Redemption Date (the “Redemption Price”). On June 16, 2014, using proceeds from the Incremental Term Loan, the Senior Secured Notes were redeemed for a Redemption Price of $263.2 million. In connection with the redemption of the Senior Secured Notes, the Company recorded a loss on extinguishment of debt during fiscal 2014 in the amount of $17.2 million which includes approximately $4.9 million related to the write-off of the unamortized original issuance discount and unamortized deferred financing fees associated with the Senior Secured Notes.

Senior Subordinated Notes

See Note 20 regarding the recent redemption of the Senior Subordinated Notes.

On May 28, 2010, ATDI issued $200.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Initial Subordinated Notes”). Interest on the Initial Subordinated Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2010.

In connection with the consummation of the Hercules acquisition, on January 31, 2014, ATDI completed the sale to certain purchasers of an additional $225.0 million in aggregate principal amount of its 11.50% Senior Subordinated Notes due 2018 (the “Additional Subordinated Notes” and, collectively with the Initial Subordinated Notes, the “Senior Subordinated Notes”). The Additional Subordinated Notes were issued at a discount from their principal amount at maturity and generated net proceeds of approximately $221.1 million. The Additional Subordinated Notes will accrete based on an effective interest rate of 12% to an aggregate accreted value of $225.0 million, the full principal amount at maturity. During the fiscal year ended January 3, 2015, the Company paid $1.2 million in debt issuance cost related to the Additional Subordinated Notes. The debt issuance costs were capitalized to other assets in the consolidated balance sheet.

The Additional Subordinated Notes have identical terms to the Initial Subordinated Notes except the Additional Subordinated Notes accrue interest from January 31, 2014. The Additional Subordinated Notes and the Initial Subordinated Notes are treated as a single class of securities for all purposes under the indenture. The Senior Subordinated Notes will mature on June 1, 2018.

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

The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit ATDI’s ability and the ability of its restricted subsidiaries to incur additional debt or issue preferred stock; pay certain dividends or make certain distributions in respect of ATDI’s or repurchase or redeem ATDI’s capital stock; make certain loans, investments or other restricted payments; place restrictions on the ability of ATDI’s subsidiaries to pay dividends or make other payments to ATDI; engage in transactions with stockholders or affiliates; transfer or sell certain assets; guarantee indebtedness or incur other contingent obligations; incur certain liens without securing the Senior Subordinated Notes; consolidate, merge or sell all or substantially all of ATDI’s assets; enter into certain transactions with ATDI’s affiliates; and designate ATDI’s subsidiaries as unrestricted subsidiaries. The terms of the Senior Subordinated Notes generally restrict distributions or the payment of dividends in respect of the Company’s stock subject to certain exceptions such as the amount of 50% of net income (reduced by 100% of net losses) for the period beginning April 4, 2010 and other customary negotiated exceptions. As of January 3, 2015, the Company was in compliance with these covenants.

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

On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction for $1.5 million. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. Per current accounting guidance, the change in the debt terms was not considered substantial. As a result, the Company treated the amendment as a debt modification for accounting purposes and therefore, reduced the financing obligation by the purchase price. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the remaining facilities; however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the facilities. At January 3, 2015, the outstanding balance of the financing obligation was $11.9 million.

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

On September 4, 2013, the Company entered into a spot interest rate swap and two forward-starting interest rate swaps (collectively the “3Q 2013 Swaps”) each of which are used to hedge a portion of the Company’s exposure to changes in its variable interest rate debt. The spot interest rate swap in place covers a notional amount of $100.0 million at a fixed interest rate of 1.145% and expires in September 2016. The forward-starting interest rate swaps in place cover an aggregate notional amount of $100.0 million, of which $50.0 million was effective in September 2014 at a fixed interest rate of 1.464% and will expire in September 2016 and $50.0 million becomes effective in September 2015 at a fixed interest rate of 1.942% and will expire in September 2016. The counterparty to each swap is a major financial institution. The 3Q 2013 Swaps do not meet the criteria to qualify for hedge accounting treatment; therefore, changes in the fair value of each contract is recognized in net income (loss) in the consolidated statement of comprehensive income (loss).

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

The following table presents the fair values of the Company’s derivative instruments included within the consolidated balance sheets as of January 3, 2015 and December 28, 2013:

		Liability Derivatives
	Balance Sheet	January 3,	December 28,
In thousands	Location	2015	2013
Derivatives not designated as hedges:
3Q 2011 swaps - $100 million notional	Accrued expenses	$287	$792
3Q 2012 swaps - $100 million notional	Accrued expenses	220	280
3Q 2013 swaps - $200 million notional	Accrued expenses	1,718	1,880
4Q 2014 swaps - $600 million notional	Accrued expenses	5,635	—

Total		$7,860	$2,952

The pre-tax effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) was as follows:

		Gain (Loss) Recognized
		Fiscal Year	Fiscal Year	Fiscal Year
	Location of	Ended	Ended	Ended
	Gain (Loss)	January 3,	December 28,	December 29,
In thousands	Recognized	2015	2013	2012
Derivatives not designated as hedges:
1Q 2011 swap - $50 million notional	Interest Expense	$—	$149	$154
1Q 2011 swap - $25 million notional	Interest Expense	—	—	12
3Q 2011 swaps - $100 million notional	Interest Expense	505	522	(764)
3Q 2012 swaps - $100 million notional	Interest Expense	60	470	(750)
3Q 2013 swaps - $200 million notional	Interest Expense	162	(1,880)	—
4Q 2014 swaps - $600 million notional	Interest Expense	(5,635)	—	—

Total		$(4,908)	$(739)	$(1,348)

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

The following table presents the fair value and hierarchy levels for the Company’s assets and liabilities, which are measured at fair value on a recurring basis as of January 3, 2015:

	Fair Value Measurements
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Benefit trust assets	$3,698	$3,698	$—	$—

Total	$3,698	$3,698	$—	$—
Liabilities:
Contingent consideration	$9,704	$—	$—	$9,704
Derivative instruments	7,860	—	7,860	—

Total	$17,564	$—	$7,860	$9,704

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines fair value of its financial assets and liabilities using the following methodologies:

•	Benefit trust assets — These assets include money market and mutual funds that are the underlying for deferred compensation plan assets, held in a rabbi trust. The fair value of the assets is based on observable market prices quoted in readily accessible and observable markets.

•	Contingent consideration — As part of the purchase price allocation of Terry’s Tire and Hercules, the Company recorded $12.5 million and $3.5 million, respectively, in contingent consideration liabilities. The fair value was estimated using a discounted cash flow technique with significant inputs that are not observable, including discount rates and probability-weighted cash flows and represents management’s best estimate of the amounts to be paid. The contingent consideration liabilities included $12.3 million related to the retention of certain key members of management as employees of the Company and $3.7 million related to securing the rights to continue to distribute certain tire brands previously distributed by Terry’s Tire and Hercules. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition dates, primarily resulting from management’s revision of the assessed probabilities of achieving the defined milestones, are recorded to transaction expenses in the consolidated statements of comprehensive income (loss). During fiscal 2014, the Company revised the assessed probabilities related to the contingent consideration liabilities based on current available information which reduced the fair value of the contingent consideration liabilities by $5.1 million with a corresponding decrease to transaction expenses. The recorded contingent consideration liabilities are included in Accrued Expenses in the accompanying consolidated balance sheet and totaled $9.7 million as of January 3, 2015. The Company expects to pay this entire amount during first quarter 2015.

•	Derivative instruments — These instruments consist of interest rate swaps. The fair value is based upon quoted prices for similar instruments from a financial institution that is counterparty to the transaction.

The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities on a recurring basis at January 3, 2015 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.

The following table summarizes the changes in the fair value of the Company’s contingent consideration liabilities measured using significant unobservable inputs (Level 3) for the fiscal year ended January 3, 2015:

Contingent
In thousands	Consideration
Balance at December 28, 2013	$—
Contingent consideration liabilities recorded for the Terry’s and Hercules acquisitions	16,000
Changes in the fair value of contingent consideration liabilities	(5,142)
Payment of contingent consideration liabilities	(1,154)

Balance at January 3, 2015	$9,704

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

Stock Options

In August 2010, the Company’s indirect parent company adopted a Management Equity Incentive Plan (the “2010 Plan”), pursuant to which the indirect parent company will grant options to selected employees and directors of the Company. The 2010 Plan, which includes both time-based and performance-based awards, was amended on April 28, 2014 by the board of directors of the Company’s indirect parent, ATD Corporation, to increase the maximum number of shares of common stock for which stock options may be granted under the 2010 Plan, from 52.1 million to 54.4 million. In addition to the increase in the maximum number of shares, on April 28, 2014, the board of directors of the ATD Corporation approved the issuance of stock options to certain members of management. The approved options are for the purchase of up to 4.5 million shares of common stock, have an exercise price of $1.50 per share, and vest over a two-year vesting period. As of January 3, 2015, the Company has 0.3 million shares available for future incentive awards.

Changes in options outstanding under the 2010 Plan are as follows:

		Weighted		Weighted
	Options	Average	Options	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
December 31, 2011	44,598,400	$1.00	8,710,401	$1.00
Granted	2,277,600	1.14	n/a	n/a
Exercised	(38,000)	1.00	n/a	n/a
Cancelled	(156,400)	1.00	n/a	n/a

December 29, 2012	46,681,600	$1.01	17,594,936	$1.00
Granted	3,500,002	1.20	n/a	n/a
Exercised	—	—	n/a	n/a
Cancelled	(665,099)	1.01	n/a	n/a

December 28, 2013	49,516,503	$1.02	27,794,844	$1.01
Granted	4,528,833	1.50	n/a	n/a
Exercised	—	—	n/a	n/a
Cancelled	—	—	n/a	n/a

January 3, 2015	54,045,336	$1.06	34,080,079	$1.03

As of January 3, 2015, the aggregate intrinsic value of options outstanding and options exercisable was $23.7 million and $16.0 million, respectively. The aggregate intrinsic value is based on the estimated fair value of the Company’s common stock of $1.50 as of January 3, 2015. The total fair value of shares vested during the fiscal year ended was $3.3 million. No options were exercised during the fiscal year ended January 3, 2015.

Options granted under the 2010 Plan expire no later than 10 years from the date of grant and vest based on the passage of time and/or the achievement of certain performance targets in equal installments over two, three or five years. The weighted-average remaining contractual term for options outstanding and exercisable at January 3, 2015 was 5.7 years and 5.5 years, respectively. The fair value of each of the Company’s time-based stock option awards is expensed on a straight-line basis over the requisite service period, which is generally the two, three or five-year vesting period of the options. However, for options granted with performance target requirements, compensation expense is recognized when it is probable that both the performance target will be achieved and the requisite service period is satisfied. At January 3, 2015 unrecognized compensation expense related to non-vested options granted under the 2010 Plan totaled $7.3 million and the weighted-average period over which this expense will be recognized is 1.0 years.

The weighted average fair value of the stock options granted during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $0.68, $0.54 and $0.50, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012
Risk-free interest rate	1.73%	1.38%	1.48%
Dividend yield	—	—	—
Expected life	5.80 years	6.0 years	6.5 years
Volatility	46.49%	45.39%	42.81%

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

Restricted Stock

In October 2010, the Company’s indirect parent company adopted the Non-Employee Director Restricted Stock Plan (the “2010 Restricted Stock Plan”), pursuant to which the indirect parent company will grant restricted stock to non-employee directors of the Company. These awards entitle the holder to receive one share of common stock for each restricted stock award granted. The 2010 Restricted Stock Plan provides that a maximum of 0.8 million shares of common stock of the Company may be granted to non-employee directors of the Company, of which 0.2 million remain available at January 3, 2015 for future incentive awards. On April 28, 2014, the board of directors of the Company approved the issuance of restricted stock to the non-employee directors of the Company. The approved restricted stock awards were for the issuance of up to 0.1 million shares of common stock, have a grant date fair value of $1.50 per share and vest over a two-year vesting period.

The following table summarizes restricted stock activity under the 2010 Restricted Stock Plan:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding and unvested at December 31, 2011	175,000	$1.00
Granted	219,298	1.14
Vested	(125,000)	1.00
Cancelled	—	—

Outstanding and unvested at December 29, 2012	269,298	$1.11
Granted	—	—
Vested	(159,649)	1.10
Cancelled	(21,930)	1.14

Outstanding and unvested at December 28, 2013	87,719	$1.14
Granted	133,333	1.50
Vested	(87,719)	1.14
Cancelled	—	—

Outstanding and unvested at January 3, 2015	133,333	$1.50

The fair value of each of the restricted stock awards is measured as the grant-date price of the common stock and is expensed on a straight- line basis over the requisite service period, which is generally the two-year vesting period. At January 3, 2015, unrecognized compensation expense related to non-vested restricted stock awards granted under the 2010 Restricted Stock Plan totaled $0.1 million and the weighted-average period over which this expense will be recognized is 1.0 years.

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

	Fiscal Year Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Stock Options	$4,292	$2,524	$4,118
Restricted Stock	100	110	231

Total	$4,392	$2,634	$4,349

In December 2014, the compensation committee of the Company’s indirect parent, ATD Corporation, approved an amendment to all outstanding stock options for certain eligible retiring employees to provide that all unvested stock options for each employee remain outstanding for 24 months following their termination and will remain eligible to vest in accordance with their terms during this period. Additionally, the amendment provided that each employee has 24 months following their termination to exercise any vested stock options. The modification of these stock options, which contemplated the fair value of the awards both immediately before and after the modification, resulted in total incremental compensation cost of $1.7 million, of which $0.8 million was recognized during the fiscal year ended January 3, 2015. The incremental fair value of the options that were modified was calculated using a Black-Scholes option pricing model. The assumptions used in the Black-Scholes model with respect to the modified stock options were an expected term of 2 years, no dividend yield, an expected stock price volatility of 46.49% and a risk free interest rate of 0.67%. The assumptions used in the Black-Scholes model with respect to the stock options immediately before their modification were an expected term of 0.3 years, no dividend yield, an expected stock price volatility of 46.49% and a risk free interest rate of 0.04%.

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

At January 3, 2015, the Company’s obligation related to its deferred compensation plan was $3.7 million, recorded in the consolidated balance sheet within other non-current liabilities. At December 28, 2013, the Company’s obligation related to its deferred compensation plan was $3.4 million. The Company provides for funding of the obligation through a Rabbi Trust, which holds various investments, including mutual funds and money market funds. Amounts related to the Rabbi Trust were $3.7 million and $3.4 million at January 3, 2015 and December 28, 2013, respectively, and are recorded in the consolidated balance sheets within other non-current assets. Contributions made by the Company on behalf of its employees were less than $0.1 million during fiscal 2014, 2013 and 2012.

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

The Company match of participant contributions is recorded within selling, general and administrative expense. For the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company contributed $3.4 million, $2.8 million and $2.0 million, respectively.

13. Other, net:

Other, net is comprised of non-operating income and expenses that primarily relate to bank fees, gains and losses on foreign currency and financing service fees charged to customers. Non-operating income for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 totaled $4.3 million, $3.0 million and $2.8 million, respectively. Non-operating expenses for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 totaled $9.1 million, $8.2 million and $6.7 million, respectively.

14. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2015 and 2027. Future minimum lease commitments, net of sublease income, at January 3, 2015 are as follows:

In thousands
2015	$100,966
2016	85,186
2017	75,917
2018	65,634
2019	58,020
Thereafter	195,595

Total	$581,318

The Company’s rent expense, net of sublease income, under these operating leases was $119.8 million in fiscal 2014, $92.9 million in fiscal 2013 and $75.1 million in fiscal 2012.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities. On February 1, 2012, the Company reacquired one of the three facilities included in the 2002 sale-leaseback transaction. Accordingly, the original lease was amended to extend the lease term on the two remaining facilities by 5 years as well as to adjust the future lease payments over the remaining 15 years. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company has a capital lease obligation of $11.9 million at January 3, 2015. See Note 9 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

The Company remains liable as a guarantor on certain leases related to Winston Tire Company. As of January 3, 2015, the Company’s total obligations, as guarantor on these leases, are approximately $1.2 million extending over four years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rentals of approximately $1.0 million. A provision has been made for the net present value of the estimated shortfall.

Legal and Tax Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits as well as various audits and reviews regarding its federal, state and local tax filings, arising out of the ordinary conduct of its business. Management does not expect that any of these matters will have a material adverse effect on the Company’s business or consolidated financial statements. As to tax filings, the Company believes that the various tax filings have been made in a timely fashion and in accordance with applicable federal, state, foreign and local tax code requirements. Additionally, the Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB authoritative guidance. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in accordance with the accounting standards for income taxes. See Note 15 for further description of the accounting standards for income taxes and the related impacts.

15. Income Taxes:

The Company’s income (loss) from operations before income taxes was taxed within the following jurisdictions:

	Fiscal Year Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
United States	$(138,001)	$(11,168)	$(15,621)
Foreign	(9,961)	866	(4,403)

Total	$(147,962)	$(10,302)	$(20,024)

The Company’s income tax provision (benefit) consisted of the following components:

	Fiscal Year Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Federal:
Current provision (benefit)	$(9,574)	$13,944	$5,420
Deferred provision (benefit)	(34,567)	(18,141)	(9,802)

Total	(44,141)	(4,197)	(4,382)
State:
Current provision (benefit)	1,218	3,707	1,884
Deferred provision (benefit)	(8,118)	(3,644)	(2,037)

Total	(6,900)	63	(153)

Foreign:
Current provision (benefit)	4,267	1,963	49
Deferred provision (benefit)	(6,902)	(1,774)	(1,192)

Total	(2,635)	189	(1,143)

Total provision (benefit)	$(53,676)	$(3,945)	$(5,678)

The provision (benefit) for income taxes differs from the amount of income taxes computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income (loss), as a result of the following differences:

	Fiscal Year Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Income tax provision (benefit) computed at the federal statutory rate	$(51,787)	$(3,608)	$(7,008)
State income taxes, net of federal income tax provision (benefit)	(4,485)	676	(100)
Benefit of lower foreign rate	782	(84)	395
Permanent differences	489	652	437
Debt issuance costs	(425)	(244)	(221)
Non-deductible transaction costs	1,375	566	430
Tax settlements and other adjustments to uncertain tax positions (1)	—	(1,542)	138
Increase (decrease) in valuation allowance	(192)	(281)	132
Other	567	(80)	119

Income tax provision (benefit)	$(53,676)	$(3,945)	$(5,678)

(1)	The amount for the year ended December 28, 2013 reflects the lapse of uncertain tax positions for three tax years due to the settlement of an IRS audit during that year.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. As of January 3, 2015 and December 28, 2013, amounts related to deferred income taxes have been classified in the accompanying consolidated balance sheet as follows:

	January 3,	December 28,
In thousands	2015	2013
Deferred tax assets (liabilities):
Current	$26,802	$15,719
Noncurrent	(291,106)	(270,576)

Total	$(264,304)	$(254,857)

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at January 3, 2015 and December 28, 2013 for the Company are as follows:

	January 3,	December 28,
In thousands	2015	2013
Deferred tax assets:
Accrued expenses and liabilities	$19,473	$8,686
Net operating loss carry-forwards	1,691	1,233
Employee benefits	11,455	9,622
Inventory cost capitalization	11,805	6,359
Other assets	(1,384)	(925)
Other	5,094	5,214

Gross deferred tax assets	48,134	30,189
Less: Deferred tax valuation allowances	(533)	(750)

Net deferred tax assets	47,601	29,439

Deferred tax liabilities:
Depreciation and amortization of intangibles	(310,981)	(283,033)
Other comprehensive income	(244)	—
Other	(680)	(1,263)

Gross deferred tax liabilities	(311,905)	(284,296)

Net deferred tax assets (liabilities)	$(264,304)	$(254,857)

As part of the acquisition of the Company by TPG, the Company generated substantial tax deductions relating to the exercise of stock options and payments made for transaction expenses. At January 3, 2015, the balance of this acquired non-current deferred tax asset is $8.7 million, which represents the anticipated tax benefits that the Company expects to achieve in future years from such deductions. The remaining net deferred tax liability primarily relates to the expected future tax liability associated with the non-deductible, identified, intangible assets that were recorded during the TPG Merger less existing tax deductible intangibles, assuming an effective tax rate of 39.6%. It is the Company’s intention to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. As these earnings are considered permanently reinvested, no provisions for U.S. federal or state income taxes are required under ASC 740-30. Determination of the amount of unrecognized U.S. federal and state deferred tax liabilities on these unremitted earnings is not practicable.

Management regularly reviews the recoverability of deferred tax assets, and where appropriate, establishes a valuation allowance against them. The Company concluded that certain deferred tax assets related to certain capital losses do not meet the requirement of being more likely than not that they will be realized. As a result, the Company established a valuation allowance against them.

At January 3, 2015, the Company had $1.6 million of NOLs available for federal tax purposes as well as $25.0 million available for state tax purposes. The NOLs are available to offset taxable income in future years and expire between 2015 and 2030. While the Company has generated net losses during the last three years, the Company expects to generate taxable income in future years based on its long-term expected profitability as well as significant unfavorable tax adjustments related to non-deductible, identified intangible assets. Therefore, the Company expects to utilize these NOLs prior to their expiration date.

At January 3, 2015, the Company had unrecognized tax benefits of $0.4 million, which was included within accrued expenses within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $0.1 million as of January 3, 2015. In addition, $0.3 million related to temporary timing differences.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Beginning balance	$706	$1,953	$1,815
(Reductions) additions based on tax positions related to the current year, net	(298)	(688)	138
Reductions for lapse in statute of limitations	—	(559)	—

Ending balance	$408	$706	$1,953

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

The Company files federal income tax returns, as well as multiple state jurisdiction tax returns. The tax years 2011 – 2014 remain open to examination by the Internal Revenue Service. The tax years 2011 – 2014 remain open to examination by other major taxing jurisdictions to which the Company is subject (primarily Canada and other state and local jurisdictions).

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

16. Stockholder’s Equity

In connection with the Merger on May 28, 2010, TPG and certain co-investors contributed $675.4 million through the purchase of common stock in Holdings indirect parent company. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from the indirect parent company to Holdings and recorded in additional paid-in capital. Subsequent to May 28, 2010, certain members of Holdings management and certain board members purchased common stock in Holdings indirect parent company. At January 3, 2015 and December 28, 2013, these amounts totaled $8.7 million. Accordingly, the Company recorded the basis in these shares in additional paid-in capital.

On November 30, 2012, TPG and certain co-investors contributed $60.0 million through the purchase of 50.0 million shares of common stock in Holdings indirect parent company. The proceeds from this equity contribution were used to fund a portion of the purchase price for the acquisition of TriCan. On January 31, 2014, TPG and certain co-investors contributed $50.0 million through the purchase of 33.3 million shares of common stock in Holdings indirect parent company. The proceeds from this equity contribution were used to fund a portion of the Hercules Closing Purchase Price. Accordingly, the Company recorded the basis in these shares in additional paid-in capital. See Note 3 for additional information related to the Hercules and TriCan acquisitions.

Common Stock

The authorized share capital of Holdings is $10, consisting of 1,000 common shares, par value $0.01. At January 3, 2015, Accelerate Holdings Corp. owns 100% of Holdings issued and outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

The Company maintains a deferred compensation plan for certain eligible employees, in which the obligation is funded through a Rabbi Trust. Unrealized gains and losses on Rabbi Trust assets are recorded net of tax in accumulated other comprehensive income (loss) and amounted to a gain of $0.0 and $0.2 million at January 3, 2015 and December 28, 2013, respectively.

In addition, gains and losses resulting from the translation of foreign currency are recorded in accumulated other comprehensive income (loss) and amounted to a loss of $28.8 million and $9.1 million at January 3, 2015 and December 28, 2013, respectively.

17. Related Party Transaction:

Upon the closing of the TPG Merger, the Company entered into a transaction and monitoring fee letter agreement with TPG, a related party that is the beneficial owner of more than 5% of the shares of ATD Corporation, which indirectly owns all of the outstanding shares of Holdings. Pursuant to the transaction and monitoring fee letter agreement, the Company retained TPG to provide certain management, consulting, and financial services to the Company, when and as requested by the Company. The Company agreed to pay TPG a monitoring fee equal to 2.0% of adjusted earnings before interest, taxes, depreciation, amortization and other adjustments (“Adjusted EBITDA”). The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. From time to time the Company also pay additional fees to such management company in connection with equity financing and acquisition transactions, among other things, in an amount equal to 1% of the total transaction value of each such transaction. In the event of an initial public offering, sale of all or substantially all of the Company’s assets or a change of control transaction, TPG is entitled to receive, on its request and in lieu of any continuing payment of the monitoring fee, an aggregate termination fee of $12.5 million. The Company believes that the fees payable under the transaction and monitoring fee letter agreement, including the termination fee, are comparable to what the Company would have paid an unaffiliated third party to perform the same services.

For the fiscal year ended January 3, 2015, the Company recorded $18.8 million in expense related to the monitoring fee for fiscal year 2014, which includes a $13.5 million transaction fee in connection with the acquisitions of Hercules and Terry’s Tire. For the fiscal years ended December 28, 2013 and December 29, 2012, the Company recorded $4.0 million and $5.3 million, respectively in expense related to the monitoring fee for fiscal years 2013 and 2012. These fees are included in management fees in the accompanying consolidated statements of comprehensive income (loss).

18. Geographic Area Information:

The following table presents net sales and long-lived assets by geographic area. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property and equipment, net.

	Fiscal Year Ended
	January 3,	December 28,	December 29,
In thousands	2015	2013	2012
Net sales to external customers:
United States	$4,387,245	$3,500,970	3,442,481
Canada	643,453	335,599	12,083

Total	$5,030,698	$3,836,569	$3,454,564

	Fiscal Year Ended
	January 3,	December 28,
In thousands	2015	2013
Long-lived assets:
United States	$201,459	$141,055
Canada	19,007	6,801

Total	$220,466	$147,856

19. Discontinued Operations:

As part of the acquisition of Terry’s Tire, the Company acquired Terry’s Tire’s commercial and retread businesses. As the Company’s core business does not include commercial and retread operations, the Company decided that it would divest of these businesses. As it was management’s intention to divest the commercial and retread businesses during fiscal 2014 and as all held for sale criteria had been met, the related assets and liabilities of the commercial and retread businesses were classified as held for sale at the acquisition date. On July 31, 2014, the Company completed a transaction to sell the commercial and retread businesses for cash proceeds of $3.9 million. The carrying value of the commercial and retread businesses was $4.0 million. During third quarter 2014, the Company finalized the post-closing working capital adjustments which resulted in a payment due to the buyer of approximately $0.2 million. Accordingly, the Company has recognized a pre-tax loss on the sale of discontinued operations of $0.3 million within the accompanying consolidated statements of comprehensive income (loss) for the fiscal year ended January 3, 2015.

The Company has reflected the results of Terry’s Tire’s commercial and retread businesses as discontinued operations in the accompanying consolidated statement of comprehensive income (loss) for the fiscal year ended January 3, 2015. The components of income (loss) from discontinued operations, net of tax for the fiscal year ended January 3, 2015 were as follows:

Fiscal Year
Ended
January 3,
In thousands	2015
Net sales	$7,502

Income (loss) from operations before income taxes	$(165)
Loss on sale before income taxes	(346)
Income tax provision (benefit)	(198)

Income (loss) from discontinued operations, net of tax	$(313)

20. Subsequent Events:

On February 25, 2015, the previously announced transaction with a fund managed by the Private Equity Group of Ares Management, L.P. (“Ares”) closed, whereby Ares acquired a stake in the Company equaling the stake held currently by TPG, the current majority shareholder (the “Ares Transaction”). See Item 10.—“Directors, Executive Officers and Corporate Governance” regarding changes in the board composition of ATD Corporation subsequent to the completion of the Ares Transaction.

In connection with the Ares Transaction, on February 25, 2015, ATD Finance Corp. (the “Initial Issuer”), a wholly owned subsidiary of ATDI, issued $855.0 million in aggregate principal amount of its 10  1⁄4% Senior Subordinated Notes due 2022 (the “10  1⁄4% Subordinated Notes”). The net proceeds from the issuance of the 10  1⁄4% Senior Subordinated Notes were used to fund the redemption of all of ATDI’s outstanding 11.50% Senior Subordinated Notes due 2018, as discussed below, and the remaining net proceeds were used to pay a cash dividend to the Company to enable the Company’s ultimate parent company to fund a cash dividend or other payment to certain of its existing securityholders prior to the Ares Transaction, to pay related fees and expenses and to pay down the Company’s U.S. ABL Facility. Interest on the 10  1⁄4% Subordinated Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2015. The 10  1⁄4% Subordinated Notes will mature on March 1, 2022. Concurrently with the closing of the Ares Transaction, ATDI assumed all of the Initial Issuer’s obligation under the 10  1⁄4% Subordinated Notes.

The 10  1⁄4% Subordinated Notes are not redeemable, except as described below, at the option of ATDI prior to March 1, 2018. Thereafter, the 10  1⁄4% Subordinated Notes may be redeemed at any time at the option of ATDI, in whole or in part, upon not less than 30 or more than 60 days’ notice at a redemption price of 105.125% of the principal amount if the redemption date occurs between March 1, 2018 and February 28, 2019, 102.563% of the principal amount if the redemption date occurs between March 1, 2019 and February 28, 2020 and 100.0% of the principal amount if the redemption date occurs between March 1, 2020 and thereafter.

Prior to March 1, 2018, ATDI may, at its option, on one or more occasions, redeem up to 40.0% of the aggregate principal amount of the 10  1⁄4% Subordinated Notes issued at a redemption price equal to 110.25% of the aggregate principal amount thereof, plus accrued and unpaid interest, to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1)	At least 50% of the sum of the aggregate principal amount of the 10 1⁄4% Subordinated Notes remains outstanding immediately after the occurrence of each such redemption; and

(2)	Each such redemption occurs within 120 days of the date of closing of the related equity offering.

In addition, at any time prior to March 1, 2018, ATDI may redeem all or part of the 10  1⁄4% Subordinated Notes, upon not less than 30 or more than 60 days’ notice at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus the applicable premium, as defined in the indenture, as of, and accrued and unpaid interest, to, but not including the redemption date, subject to the rights of the holders on the relevant record date to receive interest due on the relevant interest payment date.

The 10  1⁄4% Subordinated Notes are unconditionally guaranteed, jointly and severally, by Holdings and substantially all of ATDI’s existing and future, direct and indirect, wholly-owned domestic material restricted subsidiaries, other than Tire Pros Francorp, subject to certain exceptions.

The indenture governing the 10  1⁄4% Subordinated Notes contains covenants that, among other things, limits ATDI’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or distributions on, or redeem or repurchase, its capital stock; prepay, redeem or repurchase certain debt; make certain investments; create liens on its assets; sell assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to ATDI; consolidate, merge or sell or otherwise dispose all or substantially all of ATDI’s assets; engage in transactions with affiliates; and designate restricted subsidiaries as unrestricted subsidiaries.

On February 25, 2015, ATDI redeemed all $425.0 million aggregate principal amount of its 11.50% Senior Subordinated Notes at a price equal to 102.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, to, but excluding the redemption date for a redemption price of $444.9 million. The redemption price was funded by proceeds received from the issuance of the 10  1⁄4% Subordinated Notes.

In connection with the Ares Transaction, the Company amended and restated its existing transaction and monitoring fee letter agreement as discussed in Note 17. Under the amended and restated transaction and monitoring fee letter agreement, the Company will retain a management company affiliated with TPG and a management company affiliated with Ares, and the management companies will provide the Company with certain management services until December 31, 2025, with evergreen one year extensions thereafter. Pursuant to such amended and restated transaction and monitoring fee letter agreement, the management companies will receive an aggregate annual management fee equal to $8 million, and reimbursement for out-of-pocket expenses incurred by them, their members, or their respective affiliates in connection with the provision of services pursuant to the amended and restated transaction and monitoring fee letter agreement. The amended and restated transaction and monitoring fee letter agreement includes customary exculpation and indemnification provisions in favor of the management companies, TPG and Ares and their respective affiliates. The amended and restated transaction and monitoring fee letter agreement will terminate automatically upon an initial public offering of ATDI or certain of its subsidiaries. Upon an initial public offering of ATDI or its affiliated entities, sale of all or substantially all of ATDI’s assets or a change of control, TPG and Ares will each be entitled to receive a payment of $6.25 million. In addition, the management companies are entitled to a fee in connection with any financing, acquisition, disposition or change of control transaction equal to 1% of the gross transaction value, although no such fee was paid in connection with the Ares Transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 3, 2015. This material weakness did not result in any audit adjustments or misstatements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management determined that a material weakness in internal control over financial reporting existed as of January 3, 2015 as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of January 3, 2015.

A material weakness in internal control over financial reporting was identified as we did not design effective controls over access of key accounting personnel to initiate and record transactions in our financial statements. Specifically, some key accounting personnel had access, and thus the ability, to both prepare and post manual journal entries.

The material weakness did not result in any audit adjustments or misstatements. However, this material weakness could result in a misstatement of the consolidated financial statements of disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

Remediation

As of December 14, 2014, we have removed the access of key accounting personnel who previously had the ability to create and post journal entries and as of our year ended January 3, 2015 have implemented an additional control to address the completeness of manual journal entry reviews that occur as part of our existing control environment. We believe the design and implementation of this control, which will be tested by management during the first quarter ending April 4, 2015, will remediate the material weakness.

Changes in Internal Controls Over Financial Reporting

During the quarter ended January 3, 2015, we have implemented an additional control to address the completeness of manual journal entry reviews. Other than the implementation of this control, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table contains information regarding our directors and executive officers as of January 3, 2015. The table also contains information regarding the current directors of ATD Corporation, our indirect parent. We have included information about the directors of ATD Corporation because certain decisions relating to our business are made by the Board of Directors of ATD Corporation, or the ATD Corporation Board. Certain of our executive officers also serve in the same capacity as executive officers of ATDI, ATD Corporation and Accelerate Holdings Corp., our direct parent. Directors serve for terms of one year, or until their successors are duly elected and qualified. Executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
William E. Berry	60	President, Chief Executive Officer and Director, ATD Corporation and Holdings
Jason T. Yaudes	41	Executive Vice President and Chief Financial Officer; Director, Holdings
David L. Dyckman	50	Executive Vice President and Chief Operating Officer; Director, Holdings
J. Michael Gaither	62	Executive Vice President, General Counsel and Secretary; Director, Holdings
William P. Trimarco	55	Executive Vice President, Product Strategy and Supply
James M. Micali	67	Director, ATD Corporation
Kevin Burns	51	Director, ATD Corporation
Peter McGoohan	33	Director, ATD Corporation
W. James Farrell	72	Director, ATD Corporation
Gary M. Kusin	63	Director, ATD Corporation
David Krantz	45	Director, ATD Corporation
Thomas B. Mangas	47	Director, ATD Corporation

William E. Berry — President and Chief Executive Officer; Director, ATD Corporation and Holdings. Mr. Berry has served on the Board of Directors since May 2010 and as our Chief Executive Officer since April 2009 and has been our President since May 2003. He was our Chief Operating Officer from May 2003 to April 2009, Executive Vice President and Chief Financial Officer from January 2002 to May 2003, and Senior Vice President of Finance for the Southeast Division from May 1998 to January 2002. Mr. Berry joined us in May 1998 as a result of our merger with Itco, where he served as Controller from 1984 to 1998, Executive Vice President in charge of business development and sales and marketing from 1996 to 1998 and prior to that was Senior Vice President of Finance. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr Pepper Company and also spent three years in a public accounting firm. He holds a bachelor’s degree in business administration from Virginia Tech. As our President and Chief Executive Officer, Mr. Berry brings to the Board leadership, industry, operations, risk management, financial and accounting and strategic planning experience, as well as in-depth knowledge of our business.

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

David L. Dyckman — Executive Vice President and Chief Operating Officer; Director, Holdings. Mr. Dyckman has been our Executive Vice President and Chief Operating Officer since January 2012. He was our Executive Vice President and Chief Financial Officer from January 2006 to January 2012. Prior to joining us, Mr. Dyckman was Executive Vice President and Chief Financial Officer of Thermadyne Holdings Corporation from January 2005 to December 2005, and Chief Financial Officer and Vice President of Corporate Development for NN, Inc. from April 1998 to December 2004. Mr. Dyckman holds a bachelor’s degree and an M.B.A. from Cornell University. Mr. Dyckman also serves on the Board of Directors for PetroChoice Holdings, Inc.

J. Michael Gaither — Executive Vice President, General Counsel and Secretary; Director, Holdings. Mr. Gaither has been our General Counsel and Secretary since 1991 and has been an Executive Vice President since May 1999. He was our Treasurer from February 2001 to June 2003, and Senior Vice President from 1991 to May 1999. Prior to joining us, he was a lawyer in private practice. He holds a bachelor’s degree from Duke University and a J.D. from the University of North Carolina-Chapel Hill. Mr. Gaither also serves as a member of the Board of Advisers for the Duke University Divinity School.

William P. Trimarco — Executive Vice President, Product Strategy and Supply. Mr. Trimarco has been Executive Vice President, Product Strategy and Supply since June 2014. Mr. Trimarco joined the Company in February 2014 as a result of the acquisition of Hercules, where he had been President and Chief Executive Officer since March 2009. Prior to joining Hercules, Mr. Trimarco worked at Larson-Juhl for 27 years. Larson-Juhl, a Berkshire-Hathaway company, is the global leader in manufacturing and distributing of customer picture framing products. Mr. Trimarco started as Operations Manager of Larson-Juhl in 1982 and held numerous positions including President of U.S. Operations and President-International. Mr. Trimarco holds a Bachelor of Science degree in Finance from the University of Illinois.

James M. Micali — Director, ATD Corporation. Mr. Micali has served on the Board of Directors of ATD Corporation since May 2010. Mr. Micali has been Senior Advisor to, and limited partner of, Azalea Fund III of the private equity firm Azalea Capital LLC since 2008. He served as “Of Counsel” with the law firm Ogletree Deakins LLC in Greenville, SC, from 2008 to 2011. He was Chairman and President of Michelin North America, Inc. from 1996 until his retirement in August 2008 and was a member of Michelin Group’s Executive Council from 2001 to 2008. Prior to that time, he was Executive Vice President, Legal and Finance, of Michelin North America from 1990 to 1996 and General Counsel and Secretary from 1985 to 1990. Mr. Micali is a director of SCANA Corporation and lead Independent Director of Sonoco Products Company. Mr. Micali holds a bachelor’s degree from Lake Forest College and a J.D. from Boston College Law School. Through his executive positions, including as Chairman and President of Michelin North America and his work as a lawyer, Mr. Micali brings to the Board leadership, industry, legal, risk management, financial and strategic planning experience. Mr. Micali also possesses board experience, having previously served on the board of Lafarge North America from 2001 to 2007 and Ritchie Bros., Inc. from 2008 to 2012.

Kevin Burns — Director, ATD Corporation. Mr. Burns has served on the Board of Directors of ATD Corporation since May 2010. Mr. Burns joined TPG in 2003. Since March 2008, he has led TPG’s Manufacturing and Industrials Sector and in 2013 he became leader of TPG’s Global Operations. Prior to joining TPG, from 1998 to 2003 he served as Executive Vice President and Chief Materials Officer of Solectron Corporation. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, Mr. Burns was a consultant at McKinsey & Co., Inc. and spent three years at the General Electric Corporation in various operating roles. Mr. Burns holds a B.S. in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and an M.B.A. from the Wharton School of Business. He currently serves as Chairman of the Board of Isola Group and is on the Board of Armstrong World Industries, Nexeo Solutions, FleetPride, Inc. and Chobani. Mr. Burns brings to the Board leadership, operations, financial and strategic planning experience. Mr. Burns also possesses board experience.

Peter McGoohan — Director, ATD Corporation. Mr. McGoohan has served on the Board of Directors since January 2013. Mr. McGoohan is a TPG Vice President. He is focused on the firm’s industrials/manufacturing, energy and financial services investing efforts. Prior to joining TPG in 2007, Mr. McGoohan was an investment banker at Goldman Sachs. Mr. McGoohan received his M.B.A. from the Stanford Graduate School of Business and is a summa cum laude graduate of Vanderbilt University. Mr. McGoohan brings to the Board risk management, financial and strategic planning experience.

W. James Farrell — Director, ATD Corporation. Mr. Farrell has served on the Board of Directors of ATD Corporation since October 2010. Mr. Farrell also serves as a Senior Advisor to TPG. Mr. Farrell retired as Chairman & CEO of Illinois Tool Works Inc. (ITW), based in Glenview, Illinois on May 5, 2006. ITW is a multi-national manufacturer of highly engineered fasteners, components, assemblies and systems. ITW is comprised of approximately 875 decentralized operations in 54 countries with more than 65,000 employees and 2008 Revenues of approximately $16 billion. Mr. Farrell currently serves on the board of directors of Abbott Laboratories. Mr. Farrell holds a bachelor’s degree in Electrical Engineering from the University of Detroit. Mr. Farrell brings to the Board leadership, risk management, operations, financial and strategic planning experience. Mr. Farrell also possesses board experience.

Gary M. Kusin — Director, ATD Corporation. Mr. Kusin has served on the Board of Directors of ATD Corporation since October 2010. Mr. Kusin has been a Senior Advisor at TPG since 2006. Mr. Kusin previously served as a President and Chief Executive Officer of FedEx Kinko’s Office and Print Services from 2001 to 2006. Mr. Kusin was responsible for the strategic growth and transformation of Kinko’s and oversaw the ultimate sale to FedEx. Mr. Kusin then assisted FedEx in the transition of Kinko’s into FedEx Kinko’s. During that two year transition Mr. Kusin served on the nine person Strategic Management Committee for FedEx Corporation worldwide. Prior to joining Kinko’s in 2001, Mr. Kusin was chief executive officer of HQ Global Workplaces, the world leader in serviced offices, now a part of Regus. In 1995, Mr. Kusin co-founded Laura Mercier Cosmetics, a makeup line now sold through leading specialty and department stores worldwide, which he sold to Neiman-Marcus in 1998. Prior to co-founding Laura Mercier Cosmetics, starting in 1983, Mr. Kusin was president and co-founder of Babbage’s Inc., the leading consumer software specialty store chain in the United States, which now operates under the name GameStop. Earlier in his career, he was vice president and general merchandise manager for the Sanger-Harris division of Federated Department Stores, today operating as Macy’s. Mr. Kusin currently serves on the board of directors of Petco, Sabre Corporation, Savers and Fleetpride. Mr. Kusin served as a Director of Electronic Arts Inc. from 1995 to 2011 and as a Director of RadioShack Corporation from 2004 to 2005. Mr. Kusin holds a bachelor’s degree from the University of Texas and an M.B.A. from the Harvard Business School. Mr. Kusin brings to the Board leadership, risk management, operations, financial and strategic planning experience. Mr. Kusin also possesses company board experience.

David Krantz – Director, ATD Corporation. Mr. Krantz has served on the Board of Directors of ATD Corporation since March 2011. He is CEO of YP Holdings LLC. Prior to YP Holdings LLC, Mr. Krantz was President & CEO of AT&T Interactive. In addition to AT&T Interactive, Mr. Krantz has held several other senior leadership positions with AT&T. Prior to joining AT&T, Mr. Krantz held senior leadership positions at GoDigital Networks, a telecommunications equipment company, AOL/Netscape, Pacific Bell, and Sprint. Mr. Krantz holds a bachelor’s degree in Finance and Management from the University of Virginia’s McIntire School of Commerce and earned an M.B.A. from Harvard University. Mr. Krantz brings to the Board leadership, industry, financial and strategic planning experience.

Thomas B. Mangas – Director, ATD Corporation. Mr. Mangas has served on the Board of Directors of ATD Corporation since October 2014. Mr. Mangas is Executive Vice President, Chief Financial Officer of Starwood Hotels & Resorts Worldwide, Inc., where he is responsible for global accounting, tax, treasury, strategic planning, corporate development and risk management functions. Prior to joining Starwood in September 2014, Mr. Mangas was Executive Vice President at Armstrong World Industries, Inc. and Chief Executive Officer of Armstrong Floor Products since November 2013. He joined Armstrong World Industries, Inc. as Senior Vice President and Chief Financial Officer in February 2010. He has had previously served as Vice President, Finance & Accounting of the Beauty and Grooming division at Procter & Gamble Company since 2008. Mr. Mangas holds a B.A. in Economics and History from the University of Virginia. Mr. Mangas brings to the Board leadership and financial experience.

On February 25, 2015, the previously announced transaction with a fund managed by the Private Equity Group of Ares Management, L.P. (“Ares”) closed, whereby Ares acquired a stake in the Company equaling the stake held currently by TPG, the current majority shareholder (the “Ares Transaction”). Following the consummation of the Ares Transaction, David Kaplan and Brian Klos, were elected to the ATD Corporation Board and Messrs. Farrell, Kusin and Krantz resigned from the ATD Corporation Board. Mr. Kaplan is a Co-Founder and Co-Head of the Private Equity Group of Ares and a Director and Senior Partner of Ares Management GP LLC, Ares’s general partner. Mr. Klos is a Partner in the Private Equity Group of Ares.

Board Composition and Independence

Prior to the completion of the Ares Transaction on February 25, 2015, the Holdings Board consisted of four directors, all of whom are executive officers of Holdings and so are not independent. The ATD Corporation Board consisted of eight directors. TPG had the right to nominate, and had nominated, all of the directors that served on the ATD Corporation Board as of January 3, 2015. Because of their affiliations with TPG and us, none of the directors of the ATD Corporation Board other than Messrs. Micali, Farrell, Krantz and Mangas were independent.

Subsequent to the completion of the Ares Transaction, the Holdings Board consists of four directors, all of whom are executive officers of Holdings and so are not independent. The ATD Corporation Board consists of seven directors. TPG and Ares have the right to nominate, and have nominated, all of the directors that serve on the ATD Corporation Board. Because of their affiliations with TPG, Ares and us, none of the directors of the ATD Corporation Board other than Messrs. Micali and Mangas are independent.

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

Compensation Discussion and Analysis

This discussion and analysis of our compensation program for our named executive officers should be read in conjunction with the accompanying tables below and text disclosing the compensation awarded to, earned by or paid to our named executive officers.

This section provides an analysis of our compensation program, the material compensation decisions made under this program during fiscal 2014, and the material factors considered in making those decisions during fiscal 2014. This section is followed by a series of tables containing specific information about the compensation earned in fiscal 2014 by the following individuals, referred to as our named executive officers:

William E. Berry, President and Chief Executive Officer;

Jason T. Yaudes, Executive Vice President and Chief Financial Officer;

J. Michael Gaither, Executive Vice President and General Counsel;

David L. Dyckman, Executive Vice President and Chief Operating Officer;

William P. Trimarco, Executive Vice President, Product Strategy and Supply; (1) and

Phillip E. Marrett, former Executive Vice President, Product Planning and Positioning. (2)

(1)	Mr. Trimarco was formerly the President and Chief Executive Officer of The Hercules Tire & Rubber Company (“Hercules”) and became employed by us as a result of our acquisition of Hercules in 2014. Mr. Trimarco became an executive officer of the Company on April 1, 2014 and assumed his current role in June 2014.

(2)	Mr. Marrett ceased to be our Executive Vice President, Product Planning and Positioning on July 31, 2014 and served as a consultant to us until December 31, 2014. Mr. Marrett is included as a named executive officer pursuant to SEC rules because he would have been one of our most highly compensation executive officers had he remained employed by us through the end of fiscal 2014.

Decision-making Responsibility

Decisions regarding the compensation of our named executive officers have historically been made by the ATD Corporation Board, after taking into account recommendations from management regarding compensation opportunities for the fiscal year, as further described below. In December 2014, the ATD Corporation Board established a compensation committee. Going forward, our compensation committee will be responsible for decisions regarding the compensation of our named executive officers.

Compensation Philosophy and Objectives

The overall goal of the ATD Corporation Board in compensating our named executive officers is to attract, retain and motivate key executives of superior ability who are critical to our future success. The ATD Corporation Board believes that both short-term and long-term incentive compensation paid to our named executive officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of our named executive officers’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that impact stockholder value.

The compensation decisions of the ATD Corporation Board with respect to our named executive officers’ salaries, annual incentives and long-term incentive compensation opportunities are influenced by the executive’s level of responsibility and function, our overall performance and profitability and our board’s assessment of the competitive marketplace (as determined based on our board members’ business experience). The ATD Corporation Board also takes into account each named executive officer’s tenure and individual performance, our overall annual budget, and changes in the cost of living.

Our executive compensation program consists of base salary, target annual bonus, and long-term incentives, as well as additional benefits and perquisites. We have no set policy for allocating pay between the various elements of compensation and instead evaluate our named executive officers’ compensation opportunities on a case-by-case basis after taking into account the factors described above. To achieve competitive positioning for the annual cash compensation component of our executive compensation program, the ATD Corporation Board sets base salaries at a level it believes to be competitive but places more emphasis on annual bonus opportunities because they are more directly linked to our performance. Thus, our compensation is focused less on fixed pay and more on performance-based opportunities, while still intending to remain competitive overall. Targeted annual cash bonus opportunities are based on our budgeted financial goals and other factors, which may fluctuate from year to year.

The ATD Corporation Board also believes that the best way to directly align the interests of our named executive officers with the interests of our stockholders is to provide opportunities for our named executive officers to maintain an appropriate level of equity ownership throughout their tenure with us. Our compensation program achieves this objective through our equity-based long-term incentive awards.

Our executive compensation program is continually evaluated for effectiveness in achieving the stated objectives of the ATD Corporation Board as well as to reflect the economic environment within which we operate.

Overview of Executive Compensation Components

In fiscal 2014, our executive compensation program consisted of several compensation elements, as noted in the table below and as further described below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	Core competence of the executive relative to skills, experience and contributions to us.	Provides fixed compensation based on competitive market practice.

Annual Cash Incentive	Contributions toward our achievement of specified financial targets and other key performance criteria.	Provides focus on meeting annual goals that lead to our short- and long-term success.

Stock Options
Appreciation in the value of our shares after the stock options are granted. Achievement of specified financial targets. Retention and continued contributions to our success.

Provides focus on our performance as follows:

•  aligns the interests of our executives with the interests of our stockholders;

•  rewards the achievement of performance goals (for performance-based options); and

•  encourages retention of our named executive officers with vesting schedules that apply to our time- and performance-based options.

Retirement Benefits
	Participation in our 401 (k) plan and our nonqualified deferred compensation plan incentivizes employee retirement savings and continued service to the Company.	Provides attractive tax-deferred retirement savings vehicles for eligible executives and promotes retention of our executives over a longer-term time horizon.

Welfare Benefits	Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.	These benefits are part of our broad-based total compensation program.

	Certain named executive officers are also provided with supplemental health benefits, which reward executives for their service in leadership roles.	Helps retain covered executive officers and encourages them to protect their health.

Additional Benefits and Perquisites	Certain named executive officers are reimbursed for club memberships and all our named executive officers are provided with a vehicle allowance. These benefits reward executives for their service in leadership roles. Effective March 1, 2015, we will no longer reimburse for club memberships.	Consistent with offering our executives a competitive compensation program.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Termination Benefits	Our named executive officers are parties to employment agreements that provide them with severance benefits if the named executive officer’s employment is terminated without cause or the officer leaves for good reason, each as defined in the agreements. These arrangements reward executives for their continued service to the Company and subject them to restrictive covenants that protect the Company’s interests.	Termination benefits are designed to retain executives and provide security for our named executive officers so their focus remains on driving the Company’s performance.

The use of these compensation elements enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of pay elements provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value, and encourages executive recruitment and retention.

Elements of Compensation and Determination of Pay Levels

Base Salary

Historically, base salary levels have reflected a combination of factors including the executive’s experience and tenure, our overall annual budget, the executive’s individual performance, and changes in responsibility. The ATD Corporation Board does not target base salary at any particular percent of total compensation. The ATD Corporation Board reviews salary levels annually using the factors described above and takes into account salary recommendations made by our Chief Executive Officer and other senior members of management. In December 2013, the ATD Corporation Board approved an increase in Mr. Yaudes’ base salary from $350,000 to $400,000 that took effect on January 1, 2014 in recognition of Mr. Yaudes’ increased responsibilities and success in his role as our Chief Financial Officer. In December 2014, the ATD Corporation Board approved an increase in Mr. Berry’s base salary from $750,000 to $800,000, an increase in Mr. Yaudes’ base salary from $400,000 to $450,000, an increase in Mr. Gaither’s base salary from $400,000 to $425,000, an increase in Mr. Dyckman’s base salary from $550,000 to $575,000 and an increase in Mr. Trimarco’s base salary from $485,000 to $510,000. Each of these increases took effect on January 1, 2015 and was established after considering the executive’s job performance, internal pay alignment, equity considerations and marketplace competitiveness.

Annual Incentive Plan

Our annual incentive plan provides our named executive officers with an opportunity to earn annual cash bonuses based on our achievement of certain pre-established performance goals.

As in setting base salaries, the ATD Corporation Board, after taking into account recommendations from our Chief Executive Officer and other senior members of management, considers a combination of factors described above in establishing the annual target bonus opportunities for our named executive officers, which vary from year to year. Budgeted EBITDA (as defined below) is the primary factor considered, as target bonus opportunities are adjusted annually when the ATD Corporation Board sets our annual budget, which includes our Budgeted EBITDA goals, for the year. Budgeted EBITDA is a non-GAAP financial measure that refers to our net income or loss from our consolidated statements of comprehensive income before interest income and expense, income taxes, depreciation and amortization, which is then further adjusted to exclude certain non-cash, non-recurring, cost reduction and other adjustment items. Target bonus opportunities are defined as a percentage of the overall bonus pool, which is set as described below. We do not target annual bonus opportunities at any particular percentage of base salary or total compensation.

In December of each year, the ATD Corporation Board sets a bonus pool for the following year for all executives covered by our annual incentive plan, the size of which is equal to a designated percentage of Budgeted EBITDA actually achieved by us. Budgeted EBITDA was selected as the performance metric for our annual incentive plan because we believe it is an important measure of our financial performance and our ability to create free cash flow. No bonus pool is funded if actual performance falls below 90% of the Budgeted EBITDA goal. The pool grows pro-rata for actual performance between 90% and 100% of the Budgeted EBITDA goal. Above 100% of the Budgeted EBITDA goal, the pool grows by approximately 20% of each incremental dollar. The bonus pool is divided among participants in our annual incentive plan based on each participant’s designated percentage of the bonus pool, as described above.

We set the Budgeted EBITDA goals for fiscal 2014 bonus opportunities at a level that was intended to reflect improvement in performance over the prior fiscal year, specific market conditions and better-than-average growth within our competitive industry. For fiscal 2014, the targeted bonus pool was $10.8 million, subject to adjustment, based upon a Budgeted EBITDA target of $285.0 million. The percentage of the targeted bonus pool designated for each named executive officer for fiscal 2014 was: Mr. Berry, 15.3%; Mr. Dyckman, 6.9%; Messrs. Yaudes, Gaither, Trimarco and Marrett, 5.3% each. For fiscal 2014, we achieved 94.0% of the Budgeted EBITDA goal, which resulted in a total bonus pool paid of $7.5 million. The amount of the actual bonuses paid to our named executive officers for fiscal 2014 are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Stock Options

We provide our named executive officers with long-term incentive opportunities in the form of options. All outstanding stock options were granted under the ATD Corporation Management Equity Incentive Plan, as amended from time to time, which we refer to as the 2010 Plan.

Each of our named executive officers (other than Mr. Trimarco, who was not employed by us at that time) received a grant of stock options following the Sponsor’s acquisition of the Company in fiscal 2010 that was intended to cover a multi-year period and generally align the interests of our senior management team with those of the Sponsor. The sizes of those grants were determined by the ATD Corporation Board based on its experience, after consultation with our Chief Executive Officer, taking into account the fact that they were intended to serve as incentives over a longer-term period. We do not make annual stock option grants to our named executive officers and have only made additional stock option grants to our named executive officers in limited circumstances.

In fiscal 2012, we granted additional stock options to Mr. Yaudes in connection with his promotion to Executive Vice President and Chief Financial Officer. The size of this grant was determined by our board of directors and was intended to generally align Mr. Yaudes’ aggregate stock option holdings with those of our other Executive Vice Presidents.

If fiscal 2013 and 2014, we made additional stock option grants to each of our named executive officers (other than Mr. Trimarco with respect to the fiscal 2013 grants because he was not employed by us at that time) following the Sponsor’s purchase of additional common stock of the Company in connection with the acquisitions of TriCan and Hercules, respectively, which had resulted in the equity ownership of our named executive officers (other than Mr. Trimarco, who did not then hold stock options) and other holders of our common stock being diluted. The ATD Corporation Board decided to make these grants so as to generally maintain the equity ownership levels of these named executive officers (on a fully diluted basis) before and after the additional equity purchase by the Sponsor. At the same time these grants were made in fiscal 2014, the ATD Corporation Board also made a stock option grant to Mr. Trimarco. The size of this grant was determined by the ATD Corporation Board and was intended to generally align Mr. Trimarco’s stock option holdings with other similarly situated executive officers.

Fifty percent of each stock option grant made to our named executive officers consists of time-based options and fifty percent of each stock option grant consists of performance-based options. The initial post-acquisition grants made in 2010 to our named executive officers (other than Mr. Trimarco, who was not employed by us at that time) were each eligible to vest over the five-year period following the closing of the acquisition on May 28, 2010. In order to maintain our named executive officers’ focus on maximizing our performance over that five-year period, subsequent grants to our named executive officers’ generally have had shorter vesting schedules that are aligned with the vesting schedule that applied to the initial post-acquisition grants. All time-based options granted to our named executive officers in fiscal 2014 vest in two equal installments, with the first installment having vested on May 28, 2014 and the second installment scheduled to vest on May 28, 2015, generally subject to the named executive officer remaining continuously employed by us through such vesting date. All time-based options granted to our named executive officers in fiscal 2013 vest in three equal installments, with the first installment having vested on May 28, 2013, the second installment having vested on May 28, 2014 and the last installment scheduled to vest on May 28, 2015, generally subject to the named executive officer remaining continuously employed by us through such vesting date. The time-based options granted to Mr. Yaudes in fiscal 2012 vest in equal installments on each of the first five anniversaries of May 28, 2012, generally subject to Mr. Yaudes remaining continuously employed by us through the applicable vesting date. The first two installments of Mr. Yaudes’ fiscal 2012 time-based options vested on May 28, 2013 and May 28, 2014, respectively.

For the initial post-acquisition grants, each performance-based option was eligible to vest in equal installments on each of the first five anniversaries following the closing of the acquisition if, as of the end of the most recent fiscal year ending on or prior to the applicable anniversary, we achieved the EBITDA target established for such fiscal year by the terms of the option at the time the option was granted. If the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) except with respect to performance-based options eligible to vest as part of the final tranche subject to the grant, achievement of cumulative EBITDA targets for the relevant fiscal year and the first fiscal year following the fiscal year or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment in us of at least

220%. As with the time-based options, subsequently granted performance-based options generally are eligible to vest over a shorter period that is aligned with the vesting schedule that applied to the initial post-acquisition grants. All performance-based options granted to our named executive officers in fiscal 2014 vest in two equal installments, with the first installment having failed to vest on May 28, 2014 due to our not having achieved the fiscal 2013 EBITDA target and the second installment will not vest on May 28, 2015 due to our not having achieved the fiscal 2014 EBITDA target (but both installments remain eligible to vest as described below), generally subject to the named executive officer remaining continuously employed by us through such vesting date. All performance-based options granted to our named executive officers in fiscal 2013 vest in three equal installments, with the first installment having vested on May 28, 2013 based on fiscal 2012 EBITDA, the second installment having failed to vest on May 28, 2014 due to our not having achieved the fiscal 2013 EBITDA target (but remaining eligible to vest as described below) and the last installment eligible to vest on May 28, 2015 based on fiscal 2014 EBITDA, generally subject to the named executive officer remaining continuously employed by us through such vesting date. The performance-based options granted to Mr. Yaudes in fiscal 2012 vest in five equal installments, with the first installment having vested on May 28, 2013 based on fiscal 2012 EBITDA, the second installment having failed to vest on May 28, 2014 due to our not having achieved the fiscal 2013 target (but remaining eligible to vest as described below) and the other installments eligible to vest based on fiscal 2014, 2015 and 2016 EBITDA, respectively, generally subject to Mr. Yaudes remaining employed by us through the relevant vesting date. Performance-based options granted in fiscal 2012, 2013 and fiscal 2014 to our named executive officers are also eligible to vest based on our two-year cumulative EBITDA or the cash return to the Sponsor in connection with a liquidity event on the same terms as described above.

Investment in the Company

Each of our named executive officers (other than Mr. Trimarco, who was not employed by us at that time) made a direct cash investment in our indirect parent’s common stock shortly following the Sponsor’s acquisition of us. Offering our named executive officers the opportunity to invest in ATD Corporation’s common stock aligns their interests with the interest of our other stockholders, leads them to act as “employee owners” of our company and allows them to benefit from increases in value that they helped to create.

Retirement Plans

Our named executive officers participate along with our other employees and/or other executives in our 401(k) plan and our nonqualified deferred compensation plan. Under our 401(k) plan, we make a matching contribution of 50% of employee contributions up to 6% of compensation, subject to certain limits under the Internal Revenue Code, and employees vest in Company matching contributions as to 20% of the amount of the contributions for each of their first five years of service.

Our deferred compensation plan is a nonqualified plan comprised of a voluntary deferral program that allows our named executive officers to defer a portion of their annual salary and bonus and a discretionary, nonelective program that provides for certain contributions to be made on behalf of certain executives by us according to a board-approved schedule. Our deferred compensation plan is described further below under the heading “Nonqualified Deferred Compensation for Fiscal 2014” and our contributions to this plan are included under the heading “All Other Compensation” in the Summary Compensation Table.

We believe that our retirement program serves as an important tool to attract and retain our named executive officers and other key employees. We also believe that offering a baseline of stable retirement benefits encourages our named executive officers to make a long-term commitment to us. We do not adjust the level of retirement benefits based on the value of a named executive officer’s long-term incentive awards nor do we adjust the level of a named executive officer’s total direct compensation for a given year in light of the value of retirement benefits.

Severance and Change in Control Arrangements

We provide severance protection to each of our named executive officers pursuant to their employment agreements. Certain limited change in control-related protections apply to stock options held by our named executive officers. Our severance and change in control protections are designed to be fair and competitive and to aid in attracting experienced executives, including our named executive officers. The terms of the severance and change in control protections we provide are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Mr. Marrett terminated his employment with us on July 31, 2014 and, to assist us with certain transition planning and other matters, became a consultant to us until December 31, 2014. Mr. Marrett was not entitled to and did not receive any severance payments in connection with the termination of his employment or consulting service. On December 16, 2014, the ATD Corporation compensation committee amended his outstanding stock options (together with those of other eligible retiring employees) to provide that the final tranche of his time-based options will vest on May 28, 2015 and that his performance-based options will remain outstanding for 24 months following the termination of his consulting service and will remain eligible to vest in accordance with their terms during this period. Mr. Marrett has 24 months following the termination of his consulting service to exercise any vested stock options.

Perquisites and Other Benefits

We provide vehicle allowances to each of our named executive officers and reimburse Messrs. Berry, Gaither and Dyckman for the cost of dues at country clubs. Effective March 1, 2015, we will no longer reimburse for country club dues. In addition, we sponsor an executive medical program for certain of our named executive officers, which provides for reimbursement to them and their eligible dependents for medical expenses not covered by our group medical plan. The ATD Corporation Board believes that the costs of providing these perquisites and benefits are reasonable relative to their value to our named executive officers.

Tax Deductibility

Because our common stock is not currently publicly traded, executive compensation paid in fiscal 2014 was not subject to the provision of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to certain individuals to $1 million, excluding qualifying performance-based compensation and certain other compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to our board of directors the inclusion of the following Compensation Discussion and Analysis in this Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

THE COMPENSATION COMMITTEE
Peter McGoohan
W. James Farrell
David Krantz

Summary Compensation Table for Fiscal 2014, 2013 and 2012

The following table summarizes compensation for our named executive officers for fiscal years 2014, 2013 and 2012.

Non-Equity
			Option	Incentive Plan	All Other
	Fiscal	Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (5)	($) (6)	($) (7)	($)
William E. Berry President and Chief Executive Officer	2014 2013 2012	$750,000 750,000 750,000	$503,482 353,997 —	$1,084,770 849,000 600,000	$55,085 56,297 51,921	$2,393,337 2,009,294 1,401,921
Jason T. Yaudes (1) Executive Vice President and Chief Financial Officer	2014 2013 2012	400,000 350,000 342,308	144,052 103,585 758,275	374,540 293,000 215,000	24,117 23,665 20,378	942,709 770,250 1,335,961
J. Michael Gaither Executive Vice President, General Counsel and Secretary	2014 2013 2012	400,000 400,000 400,000	251,741 176,999 —	374,540 293,000 215,000	52,777 53,437 55,581	1,079,058 923,436 670,581
David L. Dyckman (2) Executive Vice President and Chief Operating Officer	2014 2013 2012	550,000 550,000 550,000	283,209 199,123 —	490,000 384,000 280,000	29,129 26,195 26,239	1,352,338 1,159,318 856,239
William P. Trimarco (3) Executive Vice President, Product Strategy and Supply	2014	447,693	101,971	374,540	11,567	935,771
Phillip E. Marrett (4) Former Executive Vice President, Product Planning and Positioning	2014 2013 2012	204,167 350,000 350,000	771,135 176,999 —	374,540 293,000 215,000	180,068 37,013 34,751	1,529,910 857,012 599,751

(1)	Mr. Yaudes was appointed Executive Vice President and Chief Financial Officer effective January 23, 2012.
(2)	Effective January 23, 2012, Mr. Dyckman was appointed Executive Vice President and Chief Operating Officer. Prior to January 23, 2012, Mr. Dyckman was our Executive Vice President and Chief Financial Officer.
(3)	Mr. Trimarco was appointed Executive Vice President, Product Strategy and Supply in June 2014. Mr. Trimarco commenced employment with us on January 31, 2014. For this reason, no amounts are included for him in this table for fiscal 2012 and fiscal 2013.
(4)	Mr. Marrett ceased to be our Executive Vice President, Product planning and Positioning on July 31, 2014 and served as a consultant to us through December 31, 2014. The amounts reported above for Mr. Marrett include all compensation paid to him by the Company in fiscal 2014, including amounts paid for his service as a consultant (described below). Amounts under “Salary” include base salary amounts paid to him as an employee. Amounts paid to him for his consulting service are included in the “All Other Compensation” column.
(5)	Except as described below, represents the aggregate grant date fair value of option awards granted during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, in each case, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. With respect to Mr. Marrett, the amount shown also includes the incremental increase ($519,394) in the fair value of his stock options determined in accordance with FASB ASC Topic 718 as a result of our compensation committee’s modification of Mr. Marrett’s stock options on December 16, 2014, as described below. The fair value of the options granted and the incremental fair value of the options that were modified were calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuations, see Note 12 in our Notes to Consolidated Financial Statements. The incremental fair value of Mr. Marrett’s performance-vesting options that were modified in fiscal 2014 is based on the probably outcome of the performance conditions associated with the stock options. No amount was included in the table above for these performance-based options since the performance conditions were no considered probably of occurring on the date of modification. The incremental fair value of all modified options, including modified performance-vesting options, assuming that the highest levels of performance are achieved is $648,508.
(6)	Represents each named executive officer’s annual cash bonus earned with respect to the relevant fiscal year under our annual incentive plan.
(7)	Please see the table below for a description of amounts included in this column.

All Other Compensation from Summary Compensation Table for Fiscal 2014, 2013 and 2012

The following table contains a breakdown of the compensation and benefits included under “All Other Compensation” in the Summary Compensation Table above.

		Registrant
		Contributions
		to Non-Qualified
		Deferred		401 (k)		Executive	Long-
	Fiscal	Compensation	Vehicle	Company	Club	Medical	term	Consulting	Total
Name	Year	Plan	Allowance	Match	Dues	Benefits (1)	Disability	Fees (2)	($)
William E. Berry	2014	$20,000	$19,200	$8,750	$5,544	$506	$1,085	$—	$55,085
	2013	20,000	19,200	11,500	5,082	—	515	—	56,297
	2012	20,000	19,200	5,628	5,544	994	555	—	51,921
Jason T. Yaudes	2014	—	14,400	8,750	—	—	967	—	24,117
	2013	—	14,400	8,750	—	—	515	—	23,665
	2012	—	14,400	5,423	—	—	555	—	20,378
J. Michael Gaither	2014	17,000	16,800	8,750	6,000	3,142	1,085	—	52,777
	2013	17,000	16,800	11,500	6,000	1,622	515	—	53,437
	2012	17,000	16,800	7,776	6,000	7,450	555	—	55,581
David L. Dyckman	2014	—	14,400	8,750	2,760	2,270	949	—	29,129
	2013	—	14,400	8,750	2,530	—	515	—	26,195
	2012	—	14,400	7,238	2,760	1,286	555	—	26,239
William P. Trimarco	2014	—	10,800	—	—	—	767	—	11,567
Phillip E. Marrett	2014	10,000	14,400	8,750	—	—	1,085	145,833	180,068
	2013	10,000	14,400	8,750	—	3,348	515	—	37,013
	2012	10,000	14,400	7,714	—	2,082	555	—	34,751

(1)	Represents amounts paid by us under our executive medical plan to cover the cost of qualifying expenses that were incurred by Messrs. Berry, Gaither, Dyckman and Marrett under our health plan but that were not covered under such plan.
(2)	Represents consulting fees paid to Mr. Marrett.

Grants of Plan-Based Awards During Fiscal 2014

The following table sets forth certain information regarding the grant of plan-based awards made during fiscal 2014 to our named executive officers:

					Estimated	All Other
					Future Payouts	Options:
					Under Equity	Number of	Exercise
		Estimated Future Payouts Under			Incentive	Securities	Price of	Grant Date
		Non-Equity Incentive Plan Awards			Plan Awards (4)	Underlying	Option	Fair Value
	Grant	Threshold	Target	Maximum	Target	Options	Awards	of Option
Name	Date	($) (1)	($) (2)	($) (3)	(#)	(#) (5)	($/Sh)	Awards (6)
William E. Berry		$824,823	$1,649,646	$—
	4/28/2014				370,313	370,314	$1.50	$503,482
Jason T. Yaudes		285,723	571,446	—
	4/28/2014				105,951	105,951	1.50	144,052
J. Michael Gaither		285,723	571,446	—
	4/28/2014				185,157	185,157	1.50	251,741
David L. Dyckman		371,979	743,958	—
	4/28/2014				208,301	208,302	1.50	283,209
William P. Trimarco		285,723	571,446	—
	4/28/2014				75,000	75,000	1.50	101,971
Phillip E. Marrett		285,723	571,446	—
	4/28/2014				185,157	185,157	1.50	251,741
	12/16/2014				—	—	—	519,394

(1)	Represents the minimum payments under our annual incentive plan if the threshold level of 90% of the Budgeted EBITDA target had been achieved during fiscal 2014.
(2)	Represents payments under our annual incentive plan if 100% of the Budgeted EBITDA target had been achieved during fiscal 2014. In fiscal 2014, we achieved 94% of the Budgeted EBITDA target, exceeding the threshold level discussed in footnote (1) above but not meeting the target level of performance. Actual bonuses paid to our named executive officers are included in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(3)	There is no limit to the maximum amount payable under the annual incentive plan.
(4)	Represents the number of performance-based options granted to our named executive officers under the 2010 Plan in fiscal 2014. All performance-based options granted to our named executive officers in fiscal 2014 vest in two equal installments, with the first installment having failed to vest on May 28, 2014 due to our not having achieved the fiscal 2013 EBITDA target and the second installment will not vest on May 28, 2015 due to our not having achieved the fiscal 2014 EBITDA target (but both installments remain eligible to vest as described below). The performance-based options remains outstanding until terminated and immediately vests upon the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment in us of at least 220%, generally subject to the named executive officer remaining employed by us through the vesting date. Because the EBITDA target was not met for fiscal 2014, performance-based options eligible to vest based on fiscal 2014 EBITDA, to the extent they remain outstanding, are eligible to vest based upon achievement of a cumulative EBITDA target for fiscal years 2014 and 2015.
(5)	Represents the number of time-based options granted to our named executive officers under the 2010 Plan in fiscal 2014. All time-based options granted to our named executive officers in fiscal 2014 vest in two equal installments, with the first installment having vested on May 28, 2014 and the second installment scheduled to vest on May 28, 2015, generally subject to the named executive officer remaining continuously employed by us through such vesting date.
(6)	Except as described below, represents the aggregate grant date fair value of option awards granted during the fiscal year ended January 3, 2015, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. With respect to Mr. Marrett, the amount shown also includes the incremental increase ($519,394) in the fair value of his stock options determined in accordance with FASB ASC Topic 718 as a result of our compensation committee’s modification of Mr. Marrett’s stock options on December 16, 2014, as described below. The fair value of the options granted and the incremental fair value of the options that were modified were calculated using a Black-Scholes option pricing model. For a discussion of the assumptions used in the valuations for fiscal 2014, see Note 12 in our Notes to Consolidated Financial Statements. The incremental fair value of Mr. Marrett’s performance-vesting options that were modified in fiscal 2014 is based on the probably outcome of the performance conditions associated with the stock options. No amount was included in the table above for these performance-based options since the performance conditions were not considered probably of occurring on the date of modification. The incremental fair value of all modified options, including modified performance-vesting options, assuming that the highest levels of performance are achieved is $648,508.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We are a party to an employment agreement with each of our named executive officers, other than Mr. Marrett, who is no longer employed by us. The term of each agreement will continue until the named executive officer’s termination of employment, unless the parties otherwise agree to terminate the agreement. Each agreement sets forth the named executive officer’s initial base salary, which has been subsequently increased, and provides that the named executive officer is entitled to an annual performance-based cash bonus on such terms as are determined by our board of directors and is entitled to participate in the benefit plans maintained by the Company and made available to all executive officers.

The agreements with Messrs. Berry, Yaudes, Gaither and Trimarco require us to provide the named executive officer with a monthly car allowance ($1,600 per month for Mr. Berry, $1,200 per month for each of Messrs. Yaudes and Trimarco and $1,400 per month for Mr. Gaither) and, for Messrs. Berry and Gaither, also require us to reimburse them for club membership dues of up to $500 per month.

Mr. Marrett had been party to an employment agreement with us but terminated his employment on July 31, 2014. Mr. Marrett served as a consultant to us through December 31, 2014. In his role as a consultant, he was paid $145,833. Mr. Marrett remains eligible to receive a bonus for the full 2014 fiscal year, to the extent it is earned in accordance with its terms. On December 16, 2014, the ATD Corporation compensation committee amended his outstanding stock options (together with those of other eligible retiring employees) to provide that the final tranche of his time-based options will vest on May 28, 2015 and that his performance-based options will remain outstanding for 24 months following termination and will remain eligible to vest in accordance with their terms during this period. Mr. Marrett has 24 months following his termination of consulting service to exercise any vested stock options.

For a description of payments and benefits our named executive officers may be entitled to in connection with a termination of employment and/or a change in control and a description of the restrictive covenants covering our named executive officers, see “—Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal 2014 Year End

The following table provides information concerning outstanding options held by our named executive officers as of January 3, 2015, the last day of our 2014 fiscal year.

			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	Exercisable	Unexercisable	Options	Price	Expiration
Name	(#)	(#) (1)	(#) (2)	($) (3)	Date
William E. Berry	6,048,000	864,000	1,728,000	$1.00	08/30/20
	330,987	110,329	220,657	1.20	02/15/23
	185,157	185,157	370,313	1.50	04/28/24
Jason T. Yaudes	680,400	97,200	194,400	1.00	08/30/20
	450,000	450,000	600,000	1.14	01/23/22
	71,714	46,890	70,794	1.20	02/15/23
	52,976	52,976	105,951	1.50	04/28/24
J. Michael Gaither	3,024,000	432,000	864,000	1.00	08/30/20
	165,494	55,165	110,329	1.20	02/15/23
	92,579	92,579	185,157	1.50	04/28/24
David L. Dyckman	3,402,000	486,000	972,000	1.00	08/30/20
	186,180	62,060	124,120	1.20	02/15/23
	104,151	104,151	208,301	1.50	04/28/24
William P. Trimarco	37,500	37,500	75,000	1.50	04/28/24
Phillip E. Marrett	3,024,000	432,000	864,000	1.00	08/30/20
	165,494	55,165	110,329	1.20	02/15/23
	92,579	92,579	185,157	1.50	04/28/24

(1)	Represents the number of unvested and unexercised time-based options held by our named executive officers as of January 3, 2015. The time-based options expiring on August 30, 2020 vest in equal installments on each of the first five anniversaries of May 28, 2010; as of the end of fiscal 2014, 20% of each grant had not yet vested. Mr. Yaudes’ time-based options expiring on January 23, 2022 vest in equal installments on each of the first five anniversaries of May 28, 2012; as of the end of fiscal 2014, 60% of Mr. Yaudes’ grant had not yet vested. Except as described below, the time-based options expiring on February 15, 2023 vest in equal installments on each of the first three anniversaries of May 28, 2012; as of the end of fiscal 2014, 33.3% of each grant had not yet vested. Of Mr. Yaudes’ time-based options that expire on February 15, 2023, 37,236 are subject to the vesting terms described in the immediately preceding sentence. The remaining 57,463 time-based options vest in equal installments on each of the first five anniversaries of May 28, 2012; as of the end of fiscal 2014, 60% of the grant had not yet vested. The time-based options expiring on April 28, 2024 vest in equal installments on each of the first two anniversaries of May 28, 2013; as of the end of fiscal 2014, 50% of each grant had not yet vested. In each case, the vesting of options generally is contingent on the named executive officer remaining continuously employed by us through the applicable vesting date.

(2)	Represents the number of unearned and unexercised performance-based options held by our named executive officers as of January 3, 2015. The performance-based options expiring on August 30, 2020 vest in equal installments on each of the first five anniversaries of May 28, 2010, provided that we have met the EBITDA target established for the preceding fiscal year; as of the end of fiscal 2014, 40% of each grant had not yet vested. Mr. Yaudes’ performance-based options expiring on January 23, 2022 vest in equal installments on each of the first five anniversaries of May 28, 2012, provided that we have met the EBITDA target established for the preceding fiscal year; as of the end of fiscal 2014, 80% of Mr. Yaudes’ grant had not yet vested. Except as described below, the performance-based options expiring on February 15, 2023 vest in equal installments on each of the first three anniversaries of May 28, 2012, provided that we have met the EBITDA target established for the preceding fiscal year; as of the end of fiscal 2014, 66.7% of each grant had not yet vested. Of Mr. Yaudes’ performance-based options that expire on February 15, 2023, 37,236 are subject to the vesting terms described in the immediately preceding sentence. The remaining 57,463 performance-based options vest in equal installments on each of the first five anniversaries of May 28, 2012, provided that we have met the EBITDA target established for the preceding fiscal year; as of the end of fiscal 2014, 80% of the grant had not yet vested. The performance-based options expiring on April 28, 2024 vest in equal installments on each of the first two anniversaries of May 28, 2013, provided that we have met the EBITDA target established for the preceding fiscal year; as of the end of fiscal 2014, no portion of these grants had vested. With respect to each performance-based option, if the EBITDA target is not met for the relevant fiscal year, the performance-based option remains outstanding until terminated and immediately vests upon (i) except with respect to performance-based options eligible to vest as part of the final tranche subject to the grant, achievement of cumulative EBITDA target for the relevant fiscal year and the first fiscal year following that fiscal year, or (ii) the occurrence of a liquidity event in which the Sponsor receives a cash return on its investment in us of at lease 220%. In each case, the named executive officer generally must remain employed through the applicable vesting date in order for the applicable performance-based options to vest.
(3)	The exercise price of all stock options is equal to 100% of the fair market value of a share of our common stock on the date the options were granted, as determined by our board of directors after considering, among other things, the results of an independent third party valuation.

Option exercises and stock vested

None of our named executive officers exercised any stock options or became vested in any stock awards during our 2014 fiscal year.

Nonqualified Deferred Compensation for Fiscal Year 2014

We sponsor a nonqualified deferred compensation plan in which all of our named executive officers are eligible to participate. Under the deferred compensation plan, a participant is permitted to defer up to 75% of his base salary and up to the full amount of his annual bonus, other performance-based compensation and any 401(k) plan refund. We may also make discretionary contributions to the deferred compensation plan on behalf of participants in an amount determined by our board of directors. In fiscal 2014, we continued our prior practice of making contributions to the plan on behalf of Messrs. Berry, Gaither and Marrett in the amounts shown below. Each participant’s elective deferrals under the plan are fully vested upon deferral; our contributions to the plan are only fully vested after a participant has provided five years of service to the Company, with 20% vesting on each of the first five anniversaries of the participant’s first day of service. Each participant may direct the investment of his account under the deferred compensation plan based on the investment alternatives available under the plan, which include a variety of equity, fixed income and other investment alternatives. A participant may receive a distribution upon his or her death, a separation from service, disability, a change in control event or an unforeseeable emergency. All distributions will be in the form of a lump sum, except that a participant my elect to receive distributions in installments over a period of up to five years in the event of his or he disability and, if a participant has attained either age 62 or age 55 with then years of service, he or she may elect to receive distributions installments over a period of up to ten years.

The following table sets forth information regarding our nonqualified deferred compensation plan, showing, with respect to each named executive officer, the aggregate contributions made by such executive officer, the aggregate contributions made by the Company, the aggregate earnings accrued and the aggregate value of withdrawals and distributions to the executive officer, in each case, during the fiscal year ended January 3, 2015 and the balance of his account under this plan as of January 3, 2015.

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
	Contributions	Contributions	Earnings	Withdrawals/	January 3,
	in 2014	in 2014	in 2014	Distributions	2015
Name	($) (1)	($) (2)	($) (3)	($)	($) (4)
William E. Berry	$31,456	$20,000	$47,542	$—	$652,965
Jason T. Yaudes	59,972	—	18,166	—	320,756
J. Michael Gaither	1,456	17,000	(1,694)	(78,003)	268,710
David L. Dyckman	39,956	—	3,747	—	76,676
William P. Trimarco	—	—	—	—	—
Phillip E. Marrett	—	10,000	3,456	—	103,051

(1)	Amounts in this column are included in the amounts reported as “Salary” or “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for fiscal year 2014 for each of the named executive officers, depending on the type of compensation the named executive officer elected to defer.
(2)	Amounts in this column reflect company contributions and are included in the Summary Compensation Table under the heading “All Other Compensation.”
(3)	Earnings on balances in the nonqualified deferred compensation plan equal the rate of return on investments selected by each participant in the plan. These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return.
(4)	The amounts in the table below are also being reported as compensation in the Summary Compensation Table in the years indicated:

		Reported
Name	Fiscal Year	Amounts ($)
William E. Berry	2014	$51,456
	2013	50,000
	2012	48,769
Jason T. Yaudes	2014	59,972
	2013	67,250
	2012	60,740
J. Michael Gaither	2014	18,456
	2013	17,000
	2012	17,000
David L. Dyckman	2014	39,956
	2013	28,747
	2012	—
William P. Trimarco	2014	—
Phillip E. Marrett	2014	10,000
	2013	10,000
	2012	10,000

Potential Payments upon Termination or Change in Control

Employment Agreements

As described above, we currently have employment agreements with each of our named executive officers (other than Mr. Marrett, who is no longer employed by us).

We or the employee may terminate the applicable employment agreement at any time. Upon termination of employment for any reason, the named executive officer is entitled to receive a basic termination payment equal to his base salary earned through the date of termination and the previous year’s bonus to the extent earned. In the event of the termination of Mr. Berry’s employment for any reason other than cause, we have agreed to provide for the continued participation of him and his family in our health plan at our expense until the time he reaches age 65. In addition, if we terminate the employment of any of our named executive officers without “cause” or if the named executive officer resigns for “good reason” (each as defined in his employment agreement), he is entitled to the following severance payments and, in the case of Messrs. Yaudes, Gaither, Dyckman and Trimarco, continuation of health benefits:

•	Mr. Berry is entitled to receive a monthly sum equal to his monthly base salary in effect at such time plus $25,000 for a period of two years (in addition to the health benefits that would be provided upon termination for any reason other than a termination for cause).

•	Mr. Yaudes is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

•	Mr. Gaither is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $22,222.22 for a period of 18 months and (ii) continuation of health benefits for a period of 18 months.

•	Mr. Dyckman is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $20,833.34 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

•	Mr. Trimarco is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time plus $20,833.34 for a period of 12 months and (ii) continuation of health benefits for a period of 12 months.

Each named executive officer has agreed to sign a release of claims in connection with a termination of employment. The employment agreements contain confidentiality, non-compete and non-solicit provisions. The non-compete and non-solicit provisions for each named executive officer, except for Mr. Trimarco, apply during the named executive officer’s employment and for a post-employment period equal to the following number of months: Mr. Berry – 24 months; Mr. Gaither – 18 months; Messrs. Yaudes and Dyckman – 12 months. The non-compete and non-solicit provisions for Mr. Trimarco apply for a period of 60 months from January 31, 2014, which was the closing date of our acquisition of Hercules.

Mr. Marrett was not entitled to and did not receive any severance payments in connection with the termination of his employment or consulting service. On December 16, 2014, our compensation committee amended his outstanding stock options (together with those of other eligible retiring employees) to provide that the final tranche of his time-based options will vest on May 28, 2015 and that his performance-based options will remain outstanding for 24 months following the termination of his consulting service and will remain eligible to vest in accordance with their terms during this period. Mr. Marrett has 24 months following the termination of his consulting service to exercise any vested stock options.

Stock Options

Under the 2010 Plan, if a named executive officer’s employment is terminated within two years of a change in control transaction either by us without cause or by the named executive officer for good reason, 100% of the named executive officer’s outstanding time-based options become immediately vested and exercisable. In addition, the option grant agreements for each of the named executive officers provide that in the event of termination by us without cause or by the named executive officer for good reason, whether following a change of control transaction or not, (i) any time-based options that would have vested within six months of termination will become immediately vested on the termination date; and (ii) any performance-based options that would have vested within six months of termination if the executive had continued to be employed will vest upon the date the applicable performance criteria are determined to have been achieved.

Payment Summary

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of the executive’s employment for various reasons or a change in control. For Mr. Marrett, it describes the benefits he received in connection with his separation from the Company. The table does not include amounts payable under the nonqualified deferred compensation plan, payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees, such as group life or disability insurance, accrued but unpaid salary or payments under our annual incentive plan, which are earned if the named executive officer works through the end of the relevant fiscal year. The amounts shown assume that a termination of employment and/or a change in control occurred on January 3, 2015, the last day of our 2014 fiscal year.

			Termination
			without Cause
		Termination	or Resignation	Termination of	Change in
		without Cause	for Good	Employment	Control
		or Resignation	Reason	Under All	without
		for Good Reason	following	Other	Termination of
		without Change	Change in	Circumstances	Employment
Name	Payments upon Termination	in Control (1)	Control (2)	(3)	(4)
William E. Berry	Severance and Noncompetition Agreement	$2,100,000	$2,100,000	$—	$—
	Acceleration of Time-Based Stock Options	465,099	465,099	—	—
	Health Benefits	44,088	44,088	—	—

	Total	$2,609,187	$2,609,187	$—	$—

Jason T. Yaudes	Severance and Noncompetition Agreement	$400,000	$400,000	$—	$—
	Acceleration of Time-Based Stock Options	109,771	224,667	—	—
	Health Benefits	10,064	10,064	—	—

	Total	$519,835	$634,731	$—	$—

J. Michael Gaither	Severance and Noncompetition Agreement	$1,000,000	$1,000,000	$—	$—
	Acceleration of Time-Based Stock Options	232,549	232,549	—	—
	Health Benefits	13,226	13,226	—	—

	Total	$1,245,775	$1,245,775	$—	$—

David L. Dyckman	Severance and Noncompetition Agreement	$800,000	$800,000	$—	$—
	Acceleration of Time-Based Stock Options	261,618	261,618	—	—
	Health Benefits	10,064	10,064	—	—

	Total	$1,071,682	$1,071,682	$—	$—

William P. Trimaraco	Severance and Noncompetition Agreement	$735,000	$735,000	$—	$—
	Acceleration of Time-Based Stock Options	—	—	—	—
	Health Benefits	10,064	10,064	—	—

	Total	$745,064	$745,064	$—	$—

Phillip E. Marrett (5)	Severance and Noncompetition Agreement	$—	$—	$—	$—
	Acceleration of Time-Based Stock Options	—	—	—	—
	Health Benefits	—	—	—	—

	Total	$—	$—	$—	$—

(1)	Amounts shown in “Acceleration of Time-Based Stock Options” above represent the aggregate spread on all unvested time-based options held by the named executive officer that were scheduled to vest within six months following January 3, 2015, assuming a fair market value of a share of our common stock of $1.50 per share (which is the most recent determination of fair market value made by our board of directors prior to January 3, 2015).

(2)	Amounts shown in “Acceleration of Time-Based Stock Options” above represent the aggregate spread on all outstanding unvested time-based options held by the named executive officer on January 3, 2015, assuming a fair market value of a share of our common stock of $1.50 per share (which is the most recent determination of fair value made by our board of directors prior to January 3, 2015). Because none of the outstanding performance-based options held by our named executive officers would have vested within six months following January 3, 2015 based on our fiscal 2014 EBITDA or would have vested had a change in control occurred on January 3, 2015 assuming the Sponsor had received a price per share of $1.50, for purposed of this table we have assumed that none of the named executive officers would have vested in his outstanding unvested performance-based options had a termination of employment or a change in control occurred on that date.
(3)	In the event of the death or disability of a named executive officer, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as applicable. These payments are generally available to all employees and are therefore not included in the above table.
(4)	Other than the performance-based options described above, which are eligible to vest if the Sponsor receives a certain return on its investment in us in connection with certain corporate transactions, we do not provide our named executive officers with severance or other payments that are payable on a change in control without an accompanying qualifying termination. If a named executive officer were terminated following a change in control, such officer would receive payments and benefits pursuant to the employment agreements and 2010 Plan and stock option agreements, in each case, as described above.
(5)	Mr. Marrett was not entitled to and did not receive any severance payments in connection with the termination of his employment or consulting services. On December 16, 2014, our compensation committee amended his outstanding stock options (together with those of other eligible retiring employees) to provide that the final tranche of his time-based options will vest on May 28, 2015 and that his performance-based options will remain outstanding for 24 months following the termination of his consulting service and will remain eligible to vest in accordance with their terms during this period. Mr. Marrett has 24 months following the termination of his consulting service to exercise any vested stock options.

Director Compensation

Holdings Board

The current members of the Holdings Board are employees of Holdings and do not receive separate compensation for their service as directors of Holdings.

ATD Corporation Board

For their service as members of the ATD Corporation Board, each of James Farrell, Gary Kusin, James Micali, David Krantz, and Thomas B. Mangas (the “Outside Directors”) receive an annual fee of $150,000 in cash, payable in quarterly installments. Upon their appointment to the ATD Corporation Board, each of Messrs. Farrell, Kusin, Micali and Krantz also received a one-time grant of options under the 2010 Plan to purchase 200,000 shares of ATD Corporation common stock with an exercise price equal to the fair market value of a share of ATD Corporation’s common stock on the date of grant. These options vest in three equal installments on each of the first three anniversaries of the date of grant. In October 2010, we adopted the ATD Corporation Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”). Each of Messrs. Farrell, Kusin, Micali and Krantz may receive, at the ATD Corporation Board discretion, an annual grant under the Restricted Stock Plan of restricted shares of ATD Corporation’s common stock valued at $50,000, with vesting to occur in two equal installments on each of the first two anniversaries of the date of grant. For fiscal 2013, no restricted shares were granted to Messrs Farrell, Kusin, Micali and Krantz. Each of Messrs. Farrell, Kusin, Micali and Krantz also received a one-time opportunity to purchase up to $1,000,000 of ATD Corporation’s common stock, at a per share price equal to the fair market value on the date of purchase. These equity arrangements were entered into to further align our directors’ interests with the interests of our stockholders. The members of the ATD Corporation Board other than the Outside Directors do not receive separate compensation for their service on the ATD Corporation Board.

The following table sets forth the compensation paid to our directors in fiscal 2014:

	Fees Earned	Stock
	or Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
James Farrell	$150,000	$50,000	$200,000
Gary Kusin	150,000	50,000	200,000
James M. Micali	150,000	50,000	200,000
David Krantz	150,000	50,000	200,000
Thomas B. Mangas (2)	37,500	—	37,500
Kevin Burns	—	—	—
Peter McGoohan	—	—	—

(1)	Represents the aggregate grant date fair value for restricted stock granted during the fiscal year ended January 3, 2015, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. As of January 3, 2015, Messrs. Farrell, Kusin, Micali and Krantz each held 33,333 unvested shares of restricted stock and none of our other directors held any other unvested stock awards. As of January 3, 2015, Messrs. Farrell, Kusin, Micali and Krantz each held 200,000 stock options, and none of our other directors held any stock options.
(2)	Mr. Mangas was elected to the ATD Corporation Board in October 2014.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 3, 2015, our compensation committee was comprised of Messrs. McGoohan, Krantz and Farrell. None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, please see Item 13. Certain Relationships and Related Transactions and Director Independence.

Indemnification of Officers and Directors

The articles of incorporation of Holdings and ATD Corporation provide for the release of any person serving as our director from liability to us or our stockholders for damages for breach of fiduciary duty and for the indemnification by us of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the Delaware General Corporation Law. In addition, we have purchased a directors’ and officers’ insurance policy covering our officers and directors for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Accelerate Holdings Corp., or Accelerate Holdings, directly owns all our issued and outstanding stock. All of Accelerate Holdings’ issued and outstanding stock is directly owned by ATD Corporation. All equity interests in ATD Corporation are owned, directly or indirectly, by TPG, Ares, certain co-investors and certain of our employees, including certain of our named executive officers and directors.

The following table sets forth information with respect to the ownership as of March 2, 2015 of ATD Corporation’s common stock for (a) each person, or a group of affiliated persons, known by us to own beneficially more than a 5% equity interest in ATD Corporation, (b) each member of our board of directors, (c) each member of ATD Corporation’s board of directors, (d) each of our named executive officers, and (e) all of the named executive officers and directors as a group.

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

The percentage of shares beneficially owned is computed on the basis of 768,082,435 shares of ATD Corporation common stock outstanding as of March 2, 2015. Shares of ATD Corporation common stock that a person has the right to acquire within 60 days of March 2, 2015 are deemed outstanding for purposes of computing the percentage ownership of such person’s holdings, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o American Tire Distributors Holdings, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.

	Shares of Common Stock
	Beneficially Owned
Name and Address of beneficial owners	Number	Percent
5% Stockholders:
TPG Funds (1)	371,827,920	48.4%
Ares Entities (2)	371,827,920	48.4%
Directors and named executive officers:
William E. Berry (3)	6,532,492	*
Jason T. Yaudes (4)	1,512,000	*
J. Michael Gaither (5)	2,916,800	*
David L. Dyckman (6)	3,170,603	*
William P. Trimarco (7)	77,385	*
Phillip E. Marrett (8)	2,885,950	*
James Micali (9)	297,774	*
Kevin Burns (10)	—	—
Peter McGoohan (10)	—	—
David Kaplan (11)	—	—
Brian Klos (11)	—	—
Thomas Mangas (12)	—	—
All directors and executive officers as a group (12 persons)	14,507,055	1.9%

*	Represents less than one percent or one share, as applicable.
(1)	Shares shown as beneficially owned by TPG Funds include the following: (i) 185,913,960 shares of ATD Corporation common stock held by TPG Accelerate V, L.P., a Delaware limited partnership, whose general partner is TPG Advisors V, Inc., a Delaware corporation; and (ii) 185,913,960 shares of ATD Corporation common stock held by TPG Accelerate VI, L.P., a Delaware limited partnership (together with TPG Accelerate V, L.P., the “TPG Funds”), whose general partner is TPG Advisors VI, Inc. a Delaware corporation. David Bonderman and James G. Coulter are officers and sole stockholders of each TPG Advisors V, Inc. and TPG Advisors VI, Inc. and share voting and dispositive power with respect to, and therefore may be deemed to be the beneficial owners of, the shares held by the TPG Funds. The address of each of TPG Advisors V, Inc., TPG Advisor VI, Inc. and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(2)	Shares shown as beneficially owned by Ares Entities are held directly by Hornet Purchaser, L.P. (“Hornet Purchaser”). The general partner of Hornet Purchaser is ACOF IV ATD Co-Invest Management, LLC (“ACOF Co-Invest Management”). The sole member of ACOF Co-Invest Management is ACOF Operating Manager IV, LLC (“ACOF Operating Manager IV”), and the sole member of ACOF Operating Manager IV is Ares Management LLC. The sole member of Ares Management LLC is Ares Management Holdings L.P. (“AMH”) and the general partner of AMH is Ares Holdings Inc. (“Ares Holdings”), whose sole stockholder is Ares Management. The general partner of Ares Management is Ares Management GP LLC (“Ares Management GP”) and the sole member of Ares Management GP is Ares Partners Holdco LLC (“Ares Partners” and, together with Hornet Purchaser, ACOF Co-Invest Management, ACOF Operating Manager IV, Ares Management LLC, AMH, Ares Holdings, Ares Management, and Ares Management GP, the “Ares Entities”). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal. Decision by Ares Partner’s board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than Hornet Purchaser with respect to the shares held directly by it) and the members of Ares Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of ATD Corporation’s common stock. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.
(3)	Shares shown as beneficially owned by William E. Berry include (i) 5,180,986 shares underlying stock options of ATD Corporation held directly by Mr. Berry, that are currently exercisable, (ii) 202,726 shares of ATD Corporation held by the Trust FBO Meredith Elaine Berry U/A, a trust established for the benefit of Mr. Berry’s minor daughter, and (iii) 202,726 shares of ATD Corporation held by the Trust FBO Michael Dolan Berry U/A, a trust established for the benefit of Mr. Berry’s minor son. Mr. Berry’s wife, Marianne Dolan Berry, is the trustee of each trust and has sole investment and dispositive power over the shares held by the trusts. Mr. Berry disclaims beneficial ownership of such shares.
(4)	Shares shown as beneficially owned by Jason T. Yaudes include 1,482,336 shares underlying stock options of ATD Corporation that are currently exercisable.
(5)	Shares shown as beneficially owned by J. Michael Gaither include 2,590,493 shares underlying stock options of ATD Corporation that are currently exercisable.
(6)	Shares shown as beneficially owned by David L. Dyckman include 2,914,303 shares underlying stock options of ATD Corporation that are currently exercisable.
(7)	Shares shown as beneficially owned by William P. Trimarco include 77,385 shares underlying stock options of ATD Corporation that are currently exercisable.
(8)	Shares shown as beneficially owned by Philip E. Marrett include 2,590,493 shares underlying stock options of ATD Corporation that are currently exercisable.
(9)	Shares shown as beneficially owned by James Micali include 103,180 shares underlying stock options of ATD Corporation that are currently exercisable.
(10)	Kevin Burns is a TPG Partner and Peter McGoohan is a TPG Vice President. Messrs. Burns and McGoohan have no voting or investment power over and disclaims beneficial ownership of the shares held by the TPG Funds. The address of Messrs. Burns and McGoohan is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(11)	As discussed elsewhere in this Report, Messrs. Kaplan and Klos are associated with Ares Management. Does not include any shares held by the Ares Entities and Messrs. Kaplan and Klos expressly disclaim beneficial ownership of the shares of ATD Corporation held by the Ares Entities.
(12)	Thomas Mangas does not own any shares of ATD Corporation.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	54,045,336	$1.06	349,997
Equity compensation plans not approved by shareholders	—	—	—

Total	54,045,336	$1.06	349,997

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See Notes 17 and 20 of Notes to Consolidated Financial Statements for discussion of our related party transactions. The ATD Corporation Board is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, the ATD Corporation Board considers the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests. During fiscal 2014 and as of January 3, 2015, none of our directors meet the standard of independence as defined by the Securities and Exchange Commission. Management has evaluated all activities and transactions that have transpired with our directors and deem each to be at an arms’ length and no more favorable than transactions that we would have entered into with an independent third party.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2014 and 2013.

In thousands	2014	2013
Audit Fees (a)	$808	$664
Audit-Related Fees (b)	1,485	74
Tax Fees (c)	161	143

Total	$2,454	$881

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits, issuance of consents, comfort letters and assistance with, and review of, documents filed with the SEC.
(b)	Audit-related fees include payment for services in connection with our acquisitions, consultation on accounting standards or transactions and fees related to ATD Corporation’s Registration Statement.
(c)	Tax fees include professional services related to tax compliance, tax planning and the review of federal and state tax returns.

Pre-Approval Policies and Procedures

Our boards of directors have sole authority to approve all audit engagement fees and terms of our independent registered public accounting firm. Our boards of directors may delegate authority to pre-approve audit and non-audit services to any member of the boards of directors whose decisions should be reviewed at the next scheduled meeting. The boards of directors may not delegate pre-approval authority to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012

•	Consolidated Statements of Stockholder’s Equity for the fiscal years ended January 3, 2015, December 28 2013 and December 29, 2012

•	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years ended January 3, 2015, December 28, 2013 and December 29, 2012

		Additions
	Balance	Charged	Charged
	Beginning	to Costs	to Other			Currency	Balance
In thousands	of Year	and Expenses	Accounts	Deductions		Translation	End of Year
2014
Allowance for doubtful accounts	$2,169	$1,489	$—	$(745	) (1)	$(310)	$2,603
Acquisition exit cost reserves (2)	1,210	10,924	—	(5,375)		(306)	6,453
Inventory reserves	143	3,602	—	(709)		(306)	2,730
Sales returns and allowances	16,544	7,562	—	(4,379)		(121)	19,606
Valuation allowance on deferred tax assets	750		—	(217)		—	533
2013
Allowance for doubtful accounts	$950	$1,795	$—	$(491	) (1)	$(85)	$2,169
Acquisition exit cost reserves (2)	1,839	636	—	(1,094)		(171)	1,210
Inventory reserves	410	611	—	(616)		(262)	143
Sales returns and allowances	13,167	4,185	—	(753)		(55)	16,544
Valuation allowance on deferred tax assets	762	—	—	(12)		—	750
2012
Allowance for doubtful accounts	$696	$1,996	$—	$(1,740	) (1)	$(2)	$950
Acquisition exit cost reserves (2)	3,865	528	—	(2,549)		(5)	1,839
Inventory reserves	514	419	—	(502)		(21)	410
Sales returns and allowances	11,682	3,524	—	(2,036)		(3)	13,167
Valuation allowance on deferred tax assets	840	—	—	(78)		—	762

(1)	Accounts written off during the year, net of recoveries.
(2)	Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of April 20, 2010, by and among American Tire Distributors Holdings, Inc., Accelerate Holdings Corp., Accelerate Acquisition Corp. and Investcorp International, Inc., in its capacity as a representative of the stockholders, optionholders and warrantholders of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed April 23, 2010).

2.2	Share Purchase Agreement, dated as of March 22, 2013, by and among TriCan Tire Distributors Inc., American Tire Distributors, Inc., as parent guarantor, Regional Tire Holdings Inc., Regional Tire Distributors Inc., and the shareholders of Regional Tire Holdings Inc., and Regional Tire Distributors Inc. (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

2.3	Share Purchase Agreement, dated as of November 30, 2012, by and among ATD Acquisition Co. V Inc., American Tire Distributors, Inc., as parent guarantor, 1278104 Alberta Inc, Triwest Trading (Canada) Ltd., and the shareholders of 1278104 Alberta Inc. party thereto (incorporated by reference to Exhibit 2.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

2.4	Agreement and Plan of Merger, dated as of January 24, 2014, by and among ATD Merger Sub II LLC, American Tire Distributors, Inc., Hercules Tire Holdings LLC and the Equityholders of Hercules Tire Holdings LLC (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 16, 2014).

2.5	Stock Purchase Agreement, dated February 17, 2014, by and among American Tire Distributors, Inc. and TTT Holding, Inc. (incorporated by reference to Exhibit 2.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 16, 2014).

2.6	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Extreme Wheel Distributors Ltd. and the shareholder and principal of Extreme Wheel Distributors Ltd. (incorporated by reference to Exhibit 2.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

2.7	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc., Kirks Tire Ltd. and the shareholders and principals of Kirks Tire Ltd. (incorporated by reference to Exhibit 2.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

2.8	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc. Regional Tire Distributors (Calgary) Inc. and the shareholders and principals of Regional Tire Distributors (Calgary) Inc. (incorporated by reference to Exhibit 2.3 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

2.9	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc. Regional Tire Distributors (Edmonton) Inc. and the shareholders and principals of Regional Tire Distributors (Edmonton) Inc. (incorporated by reference to Exhibit 2.4 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

2.10	Asset Purchase Agreement, dated as of June 27, 2014, by and among Trican Tire Distributors Inc. Trail Tire Distributors Ltd. and the shareholders and principals of Trail Tire Distributors Ltd. (incorporated by reference to Exhibit 2.5 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

3.1	Fifth Restated Certificate of Incorporation of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.2	Amended and Restated Bylaws of American Tire Distributors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.3	Second Amended and Restated Certificate of Incorporation of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.4	Amended and Restated Bylaws of American Tire Distributors Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.5	Articles of Incorporation of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

3.6	Bylaws of Am-Pac Tire Dist. Inc., as amended (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4/A filed January 24, 2011).

4.1	Senior Secured Notes Indenture, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 9.750% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.2	Senior Subordinated Notes Indenture, dated as of May 28, 2010 among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., as Subsidiary Guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to American Tire Distributors Holdings, Inc.’s Form 8-K filed June 2, 2010).

4.3	Form of 9.750% Senior Secured Notes due 2017 (included in Exhibit 4.1).

4.4	Sixth Supplemental Indenture, dated as of January 31, 2014, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Tire Wholesalers, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 16, 2014).

4.5	Seventh Supplemental Indenture, dated as of January 31, 2014, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Tire Wholesalers, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 11.50% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 16, 2014).

4.6	Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc. American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.7	Lien Subordination and Intercreditor Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Bank of America, N.A. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.8	Intercreditor and Collateral Agency Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

4.9	Form of 11.50% Senior Subordinated Notes due 2018 (included in Exhibit 4.2).

4.10	Registration Rights Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and Banc of America Securities LLC, Barclays Capital Inc., RBC Capital Markets Corporation and UBS Securities LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.1	Sixth Amended and Restated Credit Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.2	First Amendment to Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., TriCan Tire Distributors Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist, Inc., Tire Wholesalers, Inc., Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

10.3	Conformed Sixth Amended and Restated Credit Agreement, dated as of March 22, 2013, among American Tire Distributors, Inc., ATD Acquisition Co. V Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc., Firestone of Denham Springs, Inc., Tire Wholesalers, Inc., ATD Acquisition Co. IV, Lenders party thereto and Bank of America, N.A. as Administrative and Collateral Agent and Lender (incorporated by reference to Exhibit 10.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 10, 2013).

10.4	Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of January 31, 2014, among American Tire Distributors, Inc., the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.3 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

10.5	Credit Agreement, dated as of March 28, 2014, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed May 16, 2014).

10.6	First Amendment to Credit Agreement, dated as of June 16, 2014, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., the guarantors from time to time party thereto, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.2 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

10.7	Amended and Restated Pledge and Security Agreement, dated as of May 28, 2010, among American Tire Distributors, Inc., American Tire Distributors Holdings, Inc., Am-Pac Tire Dist. Inc. and the Bank of New York Mellon trust Company, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.8	Second Amended and Restated Pledge and Security Agreement, dated as of November 30, 2012, among American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., American Tire Distributors Holdings, Inc., Tire Wholesalers, Inc., Firestone of Denham Springs, Inc., d/b/a Consolidated Tire and Oil, ATD Acquisition Co. IV. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.9	Canadian Pledge and Security Agreement, dated as of November 30, 2012, among ATD Acquisition Co. V Inc., Triwest Trading (Canada) Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 11, 2013).

10.10	Security Agreement, dated as of March 28, 2014, among American Tire Distributors Holdings, Inc. American Tire Distributors, Inc., the subsidiary guarantors from time to time party thereto and Bank of American, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to American Tire Distributors Holdings, Inc.’s Form 10-Q filed August 15, 2014).

10.11	Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.12	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.13	Form of Option Grant Agreement under the 2010 Amended and Restated Accelerate Parent Corp. Management Equity Incentive Plan for certain employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.14	Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.15	Form of Restricted Stock Grant Agreement under the 2010 Accelerate Parent Corp. Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.16	Transaction and Monitoring Fee Letter Agreement, dated as of May 28, 2010, between American Tire Distributors, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.17	Indemnification Agreement, dated as of May 28, 2010, among American Tire Distributors Holdings, Inc., American Tire Distributors, Inc., Am-Pac Tire Dist. Inc., Tire Pros Francorp and TPG Capital, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.18	Accelerate Parent Corp. Management Stockholders’ Agreement, dated as of June 15, 2010, among Accelerate Parent Corp., TPG Partners V, L.P. and TPG Partners VI, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.19	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.20	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and J. Michael Gaither (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.21	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Phillip E. Marrett (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.22	Executive Employment Agreement, dated as of March 31, 2005, between American Tire Distributors, Inc. and Daniel K. Brown (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.23	Executive Employment Agreement, dated as of December 6, 2005, between American Tire Distributors, Inc. and David L. Dyckman (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report Form 10-K filed March 31, 2006).

10.24	First Amendment to Executive Employment Agreement, dated as of March 3, 2008, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed March 26, 2008).

10.25	Second Amendment to Executive Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 18, 2009).

10.26	Separation Agreement and General Release, dated as of May 21, 2010, between American Tire Distributors Holdings, Inc. and Richard P. Johnson (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed December 20, 2010).

10.27	Amended and Restated Employment Agreement, dated as of April 6, 2009, between American Tire Distributors, Inc. and William E. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2009).

10.28	Employment Agreement, dated as of January 23, 2012, between American Tire Distributors, Inc. and Jason T. Yaudes (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 23, 2012).

10.29	Employment Agreement, dated as of April 1, 2014, between American Tire Distributors, Inc. and William P. Trimarco. *

12.1	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.*

21.1	Chart of the subsidiaries of American Tire Distributors Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 18, 2015.

AMERICAN TIRE DISTRIBUTORS HOLDINGS, INC.

By:	/s/ WILLIAM E. BERRY
Name:	William E. Berry
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2015.

Signature	Title	Date

/s/ WILLIAM E. BERRY William E. Berry	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2015

/s/ JASON T. YAUDES Jason T. Yaudes	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015

/s/ DAVID L. DYCKMAN David L. Dyckman	Director, Executive Vice President and Chief Operating Officer	March 18, 2015

/s/ J. MICHAEL GAITHER J. Michael Gaither	Director, Executive Vice President, General Counsel and Secretary	March 18, 2015